Form 10QSB
period 1996-03-31
INFORMATION RESOURCE ENGINEERING INC
filed 1996-05-15
CIK 850313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

(MARK ONE)
/X/   QUARTERLY REPORT UNDER  SECTION 13 OR 15 (d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
      THE SECURITIES AND EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20634
                     INFORMATION RESOURCE ENGINEERING, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                            --------------------

            DELAWARE                                                              52-1287752
            --------                                                              ----------
(State or other jurisdiction of                                       (IRS Employer Identification No.)
 incorporation or organization)

                 8029 Corporate Drive, Baltimore, Md. 21236
                 ------------------------------------------
                  (Address of principal executive offices)

                               (410) 931-7500
                               --------------
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        --   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of May 9, 1996 was 5,417,329.

Transitional Small Business Disclosure Format (check one): Yes   No X.
                                                              --   --

                     INFORMATION RESOURCE ENGINEERING, INC.
                               TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
Part I                            Financial Information

Item 1.                           Consolidated Balance Sheet as of March 31, 1996                           3

                                  Consolidated Statements of Operations for the three months ended
                                  March 31, 1995 and 1996                                                   4

                                  Consolidated Statement of Stockholders' Equity for the three
                                  months ended March 31, 1996                                               5

                                  Consolidated Statements of Cash Flows for  the three months ended
                                  March 31, 1995 and  1996                                                  6

                                  Notes to Consolidated Financial Statements                                7

Item 2.                           Management's Discussion and Analysis or Plan of Operation                 9

Part II.                          Other information                                                         11

Signatures                                                                                                  11

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996
                                  (UNAUDITED)

                                                       Assets
                                                       ------
 Current assets:
      Cash and cash equivalents                                                                      $20,594,105
      Accounts receivable                                                                              2,903,477
      Inventories                                                                                      2,692,535
      Recoverable income taxes                                                                            32,369
      Prepaid expenses                                                                                   146,159
                                                                                                     -----------
              Total current assets                                                                    26,368,645
 Equipment and leasehold improvements, net of accumulated depreciation of $ 551,830                    1,060,003
 Computer software development costs, net of accumulated amortization of $ 997,317                     2,822,904
 Goodwill, net of accumulated amortization of $ 188,927                                                2,008,259
 Other assets                                                                                             58,306
                                                                                                     -----------
                                                                                                     $32,318,117
                                                                                                     ===========
                            Liabilities and Stockholders' Equity
                            ------------------------------------
 Current liabilities:
      Current maturities of long-term debt                                                           $    68,390
      Accounts payable                                                                                 2,586,611
      Accrued expenses                                                                                 1,243,083
      Deferred revenue on maintenance contracts                                                          144,110
                                                                                                     -----------
              Total current liabilities                                                                4,042,194
 Long-term debt, less current maturities                                                                  30,723
                                                                                                     -----------
              Total liabilities                                                                        4,072,917
                                                                                                     -----------
 Stockholders' equity:
      Preferred stock, $01 par value per share.
        Authorized 500,000 shares issued and outstanding - none                                          --
      Common stock, $.01 par value per share.
        Authorized 15,000,000 shares, issued and outstanding 5,417,329 shares                             54,173
      Additional paid-in capital                                                                      30,759,922
      Deficit                                                                                         (2,435,899)
      Cumulative foreign currency adjustment                                                            (132,996)
                                                                                                    ------------
              Net stockholders' equity                                                                28,245,200
                                                                                                    ------------
                                                                                                    $ 32,318,117
                                                                                                    ============

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)




                                                                                              1995             1996
                                                                                              ----             ----
              Revenues                                                                    $1,513,731      $3,324,652
              Cost of revenues                                                               473,634       1,961,013
                                                                                          ----------      ----------
                  Gross profit                                                             1,040,097       1,363,639
              Selling, general and administrative expenses                                   703,764       2,202,862
              Amortization of acquired intangible assets                                     152,580         183,161
                                                                                          ----------      ----------
                  Operating  earnings (loss)                                                 183,753      (1,022,384)
              Interest income (expense), net                                                 (15,085)         98,938
                                                                                          ---------       ----------
                  Earnings (loss) before income taxes                                        168,668        (923,446)
              Income tax expense                                                             124,000           --
                                                                                          ----------      ----------
                  Net earnings (loss)                                                         44,668        (923,446)
              Preferred stock dividends                                                       30,929          --
                                                                                          ----------      ----------
                  Net earnings (loss) attributable to common stock                        $   13,739      $ (923,446)
                                                                                          ==========      ==========
              Earnings (loss) per common share                                            $    --         $     (.19)
                                                                                          ==========      ==========
              Weighted average number of shares outstanding                                3,733,944       4,911,395
                                                                                          ==========      ==========


          See accompanying notes to consolidated financial statements

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)




                                         Common stock         Additional                      Cumulative            Net
                                         ------------          paid-in                    foreign currency     stockholders'
                                       Shares    Amount        capital         Deficit       adjustments          equity
                                       ------    ------        -------         -------       -----------          ------
              Balance at beginning
                 of period          4,244,829    $42,448     $ 9,712,777      $(1,512,453)   $ (26,310)         $ 8,216,462
              Sale of common stock,
                 net of offering
                 expenses           1,172,500     11,725      21,047,145               --           --           21,058,870
              Net loss                    --        --               --          (923,446)          --             (923,446)
              Foreign currency
                 translation
                 adjustment               --         --              --                --      (106,686)           (106,686)
                                    ---------    -------     -----------      -----------     ---------         -----------
              Balance at end of
                 period             5,417,329    $54,173     $30,759,922      $(2,435,899)    $(132,996)        $28,245,200
                                    =========    =======     ===========      ===========     =========         ===========

          See accompanying notes to consolidated financial statements

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)

                                                                                  1995             1996
                                                                                  ----             ----
Cash flows from operating activities:
    Net earnings (loss)                                                        $  44,668     $   (923,446)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation of equipment                                                  61,745           93,896
       Amortization                                                               33,477           35,863
       Amortization of acquired intangible assets                                152,580          183,159
       Changes in operating assets and liabilities
             (Increase) decrease in accounts receivable                         (574,713)       1,404,879
             Decrease in costs and estimated earnings in excess of
               billing on uncompleted contracts                                  248,700              --
             Increase in recoverable income taxes                                124,000              --
             Increase in inventories                                            (151,573)        (399,179)
             Increase in accounts payable                                        257,258        1,176,287
             Increase (decrease) in accrued expenses                              37,324         (257,583)
             Decrease in billings in excess of costs and estimated
               earnings on uncompleted contracts                                (105,345)             --
             Decrease in deferred revenue on maintenance contracts               (17,156)         (47,678)
             Other                                                                19,139          (85,802)
                                                                             -----------     ------------
             Net cash provided by operating activities                           130,104        1,180,396
                                                                             -----------     ------------
 Cash flows from investing activities:
    Sale of short-term investments                                               399,409            --
    Purchase of short-term investments                                              (902)           --
    Equipment expenditures                                                       (20,678)         (96,805)
    Additions to computer software development costs                            (262,319)        (123,648)
                                                                             -----------     ------------
             Net cash provided by (used in) investing activities                 115,510         (220,453)
                                                                             -----------     ------------
 Cash flows from financing activities:
    Proceeds from notes payable                                                  300,000          --
    Payments of notes payable                                                   (408,177)      (4,053,416)
    Proceeds from sale of common stock, net of offering expense                      --        21,058,870
    Payments of preferred stock cash dividends                                   (44,848)          --
    Payments of long-term debt                                                   (16,708)         (17,056)
                                                                             -----------     ------------
             Net cash provided by (used in) financing activities                (169,733)      16,988,398
                                                                             -----------     ------------
 Effect of exchange rate changes on cash                                            --            (10,730)
                                                                             -----------     ------------
 Net increase in cash and cash equivalents                                        75,881       17,937,611
 Cash and cash equivalents at beginning of period                                291,363        2,656,494
                                                                             -----------     ------------
 Cash and cash equivalents at end of period                                    $ 367,244     $ 20,594,105
                                                                             ===========     ============
 Cash paid for
    Interest expense                                                           $  10,198     $    124,964
                                                                             ===========     ============
    Income taxes                                                               $   --        $     --
                                                                             ===========     ============





          See accompanying notes to consolidated financial statements

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

(2) REVENUES

Revenues from the United States Government were 54% of revenues in the three month periods ended March 31, 1995. In 1996, revenues from the United States Government were less than 10% of revenues. Revenues from one commercial client accounted for 42% of revenues in the three month period ended March 31, 1996. In 1995, no commercial client accounted for greater than 10% of revenues.

Revenues from foreign clients were 13% and 35% in the three month periods ended March 31, 1995 and 1996, respectively. The majority of these revenues in 1996 were derived from sales to unaffiliated customers of the Company by the Company's Swiss subsidiary.

(3) INVENTORIES

Inventories consists of the following at March 31, 1996:

       Raw materials                           $2,032,165
       Finished goods                             660,370
                                               ----------
               Total                           $2,692,535
                                               ==========

(4) ACCRUED EXPENSES

Accrued expenses consists of the following at March 31, 1996:

                   Accrued salaries and commissions           $  823,116
                   Other                                         419,967
                                                              ----------
                                               Total          $1,243,083
                                                              ==========


(5) INCOME TAXES

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses are allowable. Based on consideration of the above factors, management determined an increase of $166,000 in the valuation allowance to $335,500 was required at March 31, 1996.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
                                  (UNAUDITED)

(6) STOCK SPLIT

On July 7, 1995, the Company effected a two-for-one stock split in the form of a dividend to shareholders. Numbers of shares disclosed herein and per share data have been retroactively adjusted to reflect the stock split for all periods presented.

(7) GRETACODER DATA SYSTEMS AG ("GDS")

In October 1995, the Company, acquired all the issued and outstanding capital stock of GDS. The transaction was accounted for under the purchase accounting method.

Unaudited pro forma results of operations of the Company for the three period ended March 31, 1995 as if the GDS acquisition had occurred on January 1, 1995 are as follows:



Revenues                                                          $3,010,000
                                                                  ==========
Earnings before income tax                                        $   43,000
                                                                  ==========
Net loss                                                          $  (81,000)
                                                                  ==========
Net loss attributable to common stock                             $ (112,000)
                                                                  ==========

Loss per common share                                                  $(.06)
                                                                       =====


The unaudited pro forma results of operations do not purport to be indicative of the results that actually would have been obtained had the operations been consolidated for this period. The amounts primarily reflect adjustment for the amortization of intangible assets acquired and for interest expense. The pro forma net loss includes non-cash charges of $337,000 related to depreciation and the amortization of acquired intangible assets.

(8) EARNINGS (LOSS) PER COMMON SHARE

The earnings (loss) per common share for the three month period ended March 31, 1995 and 1996 was computed by dividing the net earnings (loss) attributable to common stock, which reflects the preferred stock dividend requirement for 1995, by the weighted average number of shares of common stock outstanding during each period and common stock equivalents, to the extent they result in additional per share dilution. Earnings (loss) per common share assuming full dilution is substantially the same as earnings (loss) per common share as stated and, accordingly, is not shown separately.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

  The Company designs, manufactures and markets network security systems and products using encryption technology. The Company's products are used in electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks. In order to expand its product offerings, the Company acquired Connective Strategies, Inc. ("CSI") in October 1994 and GRETACODER Data Systems AG ("GDS") in October 1995. CSI designs, manufactures and markets communications equipment that enables data/voice connectivity via the Integrated Services Digital Networks (ISDN). GDS designs, manufactures and markets cryptographic equipment primarily in Switzerland and Europe.

  The Company's historical operating results have been dependent on a variety of factors including, but not limited to, the length of the sales cycle, the timing of orders from and shipments to clients, product development expenses and the timing of development and introduction of new products. The Company's expense levels are based, in part, on expectations of future revenues. The size and timing of the Company's historical revenues have varied substantially from quarter to quarter and year to year. Accordingly, the results of a particular period, or period to period comparisons of recorded sales and profits may not be indicative of future operating results.

  While management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including the two recent acquisitions and new product offerings such as its Internet security products. Management believes that growth in the market for products that provide secure remote access to computer networks requires the Company to increase its investment in development and marketing activities to allow the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value.

RESULTS OF OPERATIONS OF THE COMPANY

Three Months ended March 31, 1996 Compared to Three Months ended March 31, 1995

  The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the three months ended March 31:

                                                                   1995     1996
                                                                 ------    -----
Revenues  . . . . . . . . . . . . . . . . . . . . .               100  %    100  %
Cost of revenues  . . . . . . . . . . . . . . . . .                31        59
                                                                 ----      ----
  Gross profit  . . . . . . . . . . . . . . . . . .                69        41
Selling, general and administrative expenses  . . .                42        66
Amortization of acquired intangible assets  . . . .                10         6
                                                                 ----      ----
  Operating loss  . . . . . . . . . . . . . . . . .                12       (31)
Interest income (expense), net  . . . . . . . . . .                (1)        3
                                                                 ----      ----
  Earnings (loss) before income tax expense . . . .                11       (28)
Income tax expense  . . . . . . . . . . . . . . . .                 8        --
                                                                 ----      ----
Net earnings (loss) . . . . . . . . . . . . . . . .                 3 %     (28) %
                                                                 ====      ====


  Revenues increased 120%, or $1,810,921, to $3,324,652 for the three months ended March 31, 1996 from $1,513,731 for the same period in 1995. Of the increase, $716,719 is attributable to network security systems and products, mainly the Company's secure dial access systems for the Internet. The remainder of the increase, $1,094,202, is attributable to the revenues of GDS. Since GDS was acquired in October 1995, the three months ended March 31, 1995 does not included any revenues from GDS. On a pro forma basis, which includes GDS, revenues for the three months ended March 31, 1995 were $3,010,000.

        ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  (Continued)

  Cost of revenues increased to 59% for the three months ended March 31, 1996 from 31% in 1995. Cost of revenues for 1996 include $236,000 for amortization of a purchase accounting adjustment to the carrying value of GDS inventory. Without this charge, cost of revenues was 52% in 1996. On a pro forma basis, the cost of revenues was 36% in 1995. The increase reflects higher costs associated with the startup of production of the secure dial access systems for the Internet, changes in product mix and a favorable profit margin on a large 1995 purchase.

  Selling, general and administrative expenses ("SG&A") totaled $2,326,510 in the three months ended March 31, 1996 before reduction of $123,648 for capitalized computer software development costs, resulting in a net SG&A expense of $2,202,862. On a pro forma basis, gross and net SG&A expenses in 1995 were $2,093,000 and $1,705,000, respectively. The increase in total SG&A expense is primarily due to increased personnel related costs associated with the expansion of the marketing and engineering staffs.

  The Company had no income tax expense for the three months ended March 31, 1996, compared with income tax expense of $124,000 in 1995. The 1996 provision reflects the establishment of a valuation allowance since the Company's ability to fully use the net operating loss is dependent upon future taxable income. The 1995 provision is greater than the statutory rate of 34% primarily because the amortization of acquired intangible assets is not deductible for income tax purposes.

  The Company had a net loss of $923,446 for the three months ended March 31, 1996 compared to net earning of $44,668 in 1995. The 1996 net loss includes the charge for amortization of acquired intangible assets of $183,161, compared to $152,580 in 1995. Net interest income totaled $98,938 in 1996, which is attributable to the temporary investment of the proceeds from the Company's public offering of 1,172,500 shares of common stock in February 1996, compared to net interest expense of $15,085 in 1995. The loss per common share was $.19 in the three months ended March 31, 1996 compared to nil earnings per common share in 1995. On a pro forma basis, the net loss in 1995 was $81,000 and the loss per common share was $.06.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

  The Company believes that its current cash resources, together with the cash flows from operations, will be sufficient to meet its needs for the immediate future.

  In February 1996, the Company completed a public offering of 1,172,500 shares of common stock at a per share price of $20.00. The net proceeds to the Company from the offering were $21,059,000 after deducting offering expenses. The proceeds were used to pay promissory notes incurred in the GDS acquisition ($3,853,416) and for working capital and general corporate purposes, including product development and expansion of the Company's sales and marketing efforts. A portion of the proceeds designated for working capital purposes may also be used for investment in, or acquisition of, related or complimentary businesses, products, product development rights or technologies. However, at the present time no discussions or arrangements have occurred regarding possible investment or acquisitions, and there can be no assurance that the Company can consummate any acquisition or investment on acceptable terms.

  As of March 31, 1996, the Company had cash and accounts receivable totaling $23,498,000 and a backlog of $10,823,000 of which 88% was attributable to MCI Telecommunications Corporation pursuant to an agreement dated September 21, 1995.

INFLATION AND SEASONALITY

  The Company does not anticipate that inflation will significantly impact its business. The Company does not believe its business is seasonal, however, because the Company recognizes revenues upon shipment of finished products, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

                         PART II - OTHER INFORMATION

Item b.  Exhibits and Reports on Form 8-K.

         (a) Exhibits required by Item 601 of Regulation S-B.
              11 Statement re computation of per share earnings
              27 Financial Data Schedule
         (b) Reports on Form 8-K: None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    INFORMATION RESOURCE ENGINEERING, INC.


May 13, 1996
                              By:/s/Anthony A. Caputo
                                 --------------------
                                ANTHONY A. CAPUTO,
                                Chairman, President
                                and Chief Executive Officer

May 13, 1996
                              By:/s/David A. Skalitzky
                                 ---------------------
                                DAVID A. SKALITZKY,
                                Vice President, Finance
                                (Principal Financial and Accounting Officer)