Form 10QSB
period 1996-06-30
INFORMATION RESOURCE ENGINEERING INC
filed 1996-08-13
CIK 850313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

(MARK ONE)
/X/   QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES AND EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 0-20634
                   INFORMATION RESOURCE ENGINEERING, INC.
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                             ------------------


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


                                 (410) 931-7500
                                 --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        -     -
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of August 8, 1996 was 5,431,629.

Transitional Small Business Disclosure Format (check one): Yes   No X.
                                                               -    -

                     INFORMATION RESOURCE ENGINEERING, INC.
                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
 Part I                            Financial Information

 Item 1.                           Consolidated Balance Sheet as of June 30, 1996                             3

                                   Consolidated Statements of Operations for the three months ended
                                   June 30, 1995 and 1996 and for the six months ended June 30, 1995
                                   and 1996                                                                   4

                                   Consolidated Statement of Stockholders' Equity for the six months
                                   ended June 30, 1996                                                        5

                                   Consolidated Statements  of Cash  Flows for the  six months ended
                                   June 30, 1995 and 1996                                                     6

                                   Notes to Consolidated Financial Statements                                 7

 Item 2.                           Management's Discussion and Analysis or Plan of Operation                  9

 Part II.                          Other information                                                          12

 Signatures                                                                                                   12

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                                 (UNAUDITED)

                                           Assets
                                           ------
 Current assets:
     Cash and cash equivalents                                                                                $18,673,334
     Accounts receivable                                                                                        4,819,214
     Inventories                                                                                                2,534,253
     Recoverable income taxes                                                                                      32,369
     Prepaid expenses                                                                                             139,417
                                                                                                              -----------
              Total current assets                                                                             26,198,587
 Equipment and leasehold improvements, net of accumulated depreciation of $ 643,736                             1,094,794
 Computer software development costs, net of accumulated amortization of $ 1,170,165                            2,746,392
 Goodwill, net of accumulated amortization of $ 243,858                                                         1,953,328
 Other assets                                                                                                      54,862
                                                                                                              -----------
                                                                                                              $32,047,963
                                                                                                               ==========

                            Liabilities and Stockholders' Equity
                            ------------------------------------
 Current liabilities:
     Current maturities of long-term debt                                                                     $    55,808
     Accounts payable                                                                                           2,671,533
     Accrued expenses                                                                                           1,273,144
     Deferred revenue on maintenance contracts                                                                    162,843
                                                                                                              -----------
              Total current liabilities                                                                         4,163,328
 Long-term debt, less current maturities                                                                           26,156
                                                                                                              -----------
              Total liabilities                                                                                 4,189,484
                                                                                                              -----------
 Stockholders' equity:
      Preferred stock, $01 par value per share.
         Authorized 500,000 shares issued and outstanding - none                                                  --
      Common stock, $.01 par value per share.
         Authorized 15,000,000 shares, issued and outstanding 5,417,329 shares                                     54,173
      Additional paid-in capital                                                                               30,749,053
      Deficit                                                                                                  (2,661,642)
      Cumulative foreign currency adjustment                                                                     (283,105)
                                                                                                              -----------
              Net stockholders' equity                                                                         27,858,479
                                                                                                              -----------
                                                                                                              $32,047,963
                                                                                                              ===========

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                Three Months Ended                            Six Months Ended
                                                                     June 30,                                     June 30,
                                                            ------------------------------           ------------------------------
                                                                1995             1996                   1995              1996
                                                                ----             ----                   ----              ----
 Revenues                                                   $ 1,137,615       $ 5,071,583            $ 2,651,346       $ 8,396,235
 Cost of revenues                                               512,797         2,848,000                986,431         4,809,013
                                                            -----------       ------------           -----------       -----------
      Gross profit                                              624,818         2,223,583              1,664,915         3,587,222
 Selling, general and administrative expenses                 1,004,621         2,498,159              1,708,385         4,701,021
 Amortization of acquired intangible assets                     152,580           183,163                305,160           366,324
                                                            -----------       -----------            -----------       -----------

      Operating loss                                          (532,383)          (457,739)              (348,630)       (1,480,123)

 Interest income (expense), net                                 (8,885)           231,996                (23,970)          330,934
                                                            ----------        -----------            -----------       -----------
      Loss before income tax benefit                          (541,268)          (225,743)              (372,600)       (1,149,189)
 Income tax benefit                                           (149,700)            --                    (25,700)          --
                                                            ----------        -----------            -----------       -----------
      Net loss                                                (391,568)          (225,743)              (346,900)       (1,149,189)
 Preferred stock dividends                                      27,011             --                     57,940           --
                                                            ----------        -----------            -----------       -----------
 Net loss attributable to common stock                      $ (418,579)       $  (225,743)           $  (404,840)      $(1,149,189)
                                                            ==========         ==========            ===========       ===========

      Loss per common share                                 $     (.11)       $      (.04)           $      (.11)        $    (.22)
                                                            ==========         ==========            ===========       ============

 Weighted average number of shares outstanding               3,700,897          5,417,329              3,674,684         5,164,362
                                                            ==========         ==========            ===========       ===========


          See accompanying notes to consolidated financial statements

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)




                                 Common stock          Additional                       Cumulative            Net
                                 ------------            paid-in                     foreign currency    stockholders'
                              Shares       Amount        capital         Deficit        adjustment          equity
                              ------       ------        -------         -------        ----------          ------
Balance at beginning
  of period                   4,244,829     $42,448     $ 9,712,777     $(1,512,453)        $ (26,310)      $ 8,216,462

 Sale of common stock,
  net of offering
   expenses                   1,172,500      11,725      21,036,276         --                  --           21,048,001

Net loss                        --          --              --           (1,149,189)            --           (1,149,189)

Foreign currency
   translation
   adjustment                   --          --              --              --               (256,795)         (256,795)
                              ---------    --------     -----------     -----------         ---------       -----------
Balance at end of
   period                     5,417,329     $54,173     $30,749,053     $(2,661,642)        $(283,105)      $27,858,479
                              =========    ========     ===========     ===========         =========       ===========

          See accompanying notes to consolidated financial statements

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                  (UNAUDITED)

                                                                                     1995             1996
                                                                                     ----             ----
 Cash flows from operating activities:
     Net loss                                                                    $ (346,900)    $ (1,149,189)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
        Depreciation of equipment                                                   125,990          190,404
        Amortization                                                                 66,954           80,479
        Amortization of acquired intangible assets                                  305,160          366,324
        Changes in operating assets and liabilities
           Increase in accounts receivable                                          (36,442)        (596,151)
           Decrease in costs and estimated earnings in excess of billing
              on uncompleted contracts                                              248,700           --
           Increase in recoverable income taxes                                     (25,700)          --
           Increase in inventories                                                  (25,455)        (327,157)
           Increase (decrease) in accounts payable                                  (75,065)       1,300,646
           Decrease in accrued expenses                                             (30,236)        (196,091)
           Decrease in billings in excess of costs and estimated earnings
              on uncompleted contracts                                             (199,225)          --
           Increase (decrease) in deferred revenue on
             maintenance contracts                                                  133,436          (28,945)
           Other                                                                     26,838          (76,186)
                                                                                  ---------      -----------
               Net cash provided by (used in) operating activities                  168,055         (435,866)
                                                                                  ---------      -----------
 Cash flows from investing activities:
     Sale of short-term investments                                                 399,409           --
     Purchase of short-term investments                                                (902)          --
     Equipment expenditures                                                         (51,576)        (245,718)
     Additions to computer software development costs                              (320,479)        (219,984)
                                                                                  ---------      -----------
               Net cash provided by (used in) investing activities                   26,452         (465,702)
                                                                                  ---------      -----------

 Cash flows from financing activities:
    Proceeds from notes payable                                                     500,000           --
    Payments of notes payable                                                      (863,132)      (4,053,416)
    Proceeds from sale of common stock, net of offering expense                     308,550       21,048,001
    Redemption of preferred stock                                                    (5,500)          --
    Payments of preferred stock cash dividends                                      (49,040)          --
    Payments of long-term debt                                                      (33,500)         (34,205)
                                                                                  ---------      -----------
               Net cash provided by (used in) financing activities                 (142,622)      16,960,380
                                                                                  ---------      -----------
 Effect of exchange rate changes on cash                                             --              (41,972)
                                                                                  ---------      -----------
 Net increase in cash and cash equivalents                                           51,885       16,016,840

 Cash and cash equivalents at beginning of period                                   291,363        2,656,494
                                                                                  ---------      -----------
 Cash and cash equivalents at end of period                                       $ 343,248      $18,673,334
                                                                                  =========      ===========
 Cash paid for
    Interest expense                                                              $  16,138      $   147,042
                                                                                   ========      ===========
    Income taxes                                                                  $   --         $    --
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

(2) REVENUES

Revenues from the United States Government were 43% of revenues in the six month periods ended June 30, 1995. In 1996, revenues from the United States Government were less than 10% of revenues. Revenues from one commercial client accounted for 45% of revenues in the six month period ended June 30, 1996. In 1995, no commercial client accounted for greater than 10% of revenues.

Revenues from foreign clients were 10% and 34% in the six month periods ended June 30, 1995 and 1996, respectively. The majority of these revenues in 1996 were derived from sales to unaffiliated customers of the Company by the Company's Swiss subsidiary.

(3) INVENTORIES

Inventories consists of the following at June 30, 1996:

             Raw materials           $1,892,323
             Finished goods             641,930
                                     ----------
             Total                   $2,534,253
                                     ==========

(4) ACCRUED EXPENSES

Accrued expenses consists of the following at June 30, 1996:


        Accrued salaries and commissions           $  740,243
        Other                                         532,901
                                                   ----------
                                   Total           $1,273,144
                                                   ==========



(5) INCOME TAXES

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses are allowable. Based on consideration of the above factors, management determined a valuation allowance of $372,500 was required at June 30, 1996. This represents an increase of $37,000 and $203,000 for the three month and six month periods ended June 30, 1996, respectively.

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

Unaudited pro forma results of operations of the Company for the six period ended June 30, 1995 as if the GDS acquisition had occurred on January 1, 1995 are as follows:



 Revenues                                                     $5,403,000
                                                              ==========

 Loss before income tax                                       $ (689,000)
                                                              ==========

 Net loss                                                     $ (663,000)
                                                              ==========

 Net loss attributable to common stock                        $ (721,000)
                                                              ===========

 Loss per common share                                            $ (.19)
                                                                  ======


The unaudited pro forma results of operations do not purport to be indicative of the results that actually would have been obtained had the operations been consolidated for this period. The amounts primarily reflect adjustment for the amortization of intangible assets acquired and for interest expense. The pro forma net loss includes non-cash charges of $677,000 related to depreciation and the amortization of acquired intangible assets.

(8) EARNINGS (LOSS) PER COMMON SHARE

The earnings (loss) per common share for the three month and six month periods ended June 30, 1995 and 1996 was computed by dividing the net earnings (loss) attributable to common stock, which reflects the preferred stock dividend requirement for 1995, by the weighted average number of shares of common stock outstanding during each period and common stock equivalents, to the extent they result in additional per share dilution. Earnings (loss) per common share assuming full dilution is substantially the same as earnings (loss) per common share as stated and, accordingly, is not shown separately.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins. Those and other risks are described in the Company's filings with the Securities and Exchange Commission (SEC), copies of which are available from the SEC or may be obtained upon request from the Company.

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

     While management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including the two recent acquisitions and new product offerings such as its SafeNet products for the Internet and the SafeNet/Security Center, a high performance evaluation which automatically manages SafeNet products. Management believes that growth in the market for products that provide secure remote access to computer networks requires the Company to increase its investment in development and marketing activities to allow the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value.

RESULTS OF OPERATIONS OF THE COMPANY

     The following table sets forth certain Consolidated Statements of Operations data of the Company as a percentage of revenues for the periods indicated:

                                                                  Three Months          Six Months Ended
                                                                  Ended June 30,            June 30,
                                                                -----------------    --------------------
                                                                  1995      1996         1995     1996
                                                                --------   ------      --------  --------
         Revenues  . . . . . . . . . . . . . . . . . . . . .        100%     100%         100%      100%
         Cost of revenues  . . . . . . . . . . . . . . . . .         45       56           37        57
                                                                    ---      ---          ---       ---
           Gross profit  . . . . . . . . . . . . . . . . . .         55       44           63        43
         Selling, general and administrative expenses  . . .         88       49           64        56
         Amortization of acquired intangible assets  . . . .         13        4           12         5
                                                                    ---      ---          ---       ---
           Operating loss  . . . . . . . . . . . . . . . . .        (46)      (9)         (13)      (18)
         Interest income (expense), net  . . . . . . . . . .         (1)       5           (1)        4
                                                                    ---      ---          ---       ---
           Loss before income tax benefit  . . . . . . . . .        (47)      (4)         (14)      (14)
         Income tax benefit  . . . . . . . . . . . . . . . .        (13)      --           (1)       --
                                                                    ---      ---          ---       ---
         Net loss  . . . . . . . . . . . . . . . . . . . . .        (34)%     (4)%        (13)%     (14)%
                                                                     ==      ===          ===       ===

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                                 (CONTINUED)

Six Months ended June 30, 1996 Compared to Six Months ended June 30, 1995

     Revenues increased 217%, or $5,744,889, to $8,396,235 for the six months ended June 30, 1996 from $2,651,346 for the same period in 1995. Of the increase, $3,079,902 is attributable to network security systems and products, mainly the Company's secure dial access systems for the Internet. The remainder of the increase, $2,664,987, is attributable to the revenues of GDS. Since GDS was acquired in October 1995, the six months ended June 30, 1995 does not included any revenues from GDS. On a pro forma basis, which includes GDS, revenues for the six months ended June 30, 1995 were $5,403,000.

     Cost of revenues increased to 57% for the six months ended June 30, 1996 from 37% in 1995. Cost of revenues for 1996 include $236,000 for amortization of a purchase accounting adjustment to the carrying value of GDS inventory. Without this charge, cost of revenues was 54% in 1996. On a pro forma basis, the cost of revenues was 34% in 1995. The increase reflects higher costs associated with the production of the SafeNet dial access systems for the Internet, changes in GDS product mix, and a favorable profit margin on a large purchase order in the first quarter of 1995. The recent growth in Internet security products has made market share very important. Accordingly, the Company has realized a lower gross profit on the SafeNet dial products in order to obtain market share. It is anticipated that the gross margin will be improved in subsequent quarters by reducing the production cost of the SafeNet dial product, by the net service revenues to be generated by the SafeNet/Security Center, by changing the product sales mix and by developing new products.

     Selling, general and administrative expenses ("SG&A") totaled $4,701,021 in the six months ended June 30, 1996 compared to $1,708,385 in the same period of 1995. On a pro forma basis, SG&A totaled $3,860,000 in 1995. The increase in SG&A is primarily due to increased personnel related costs associated with the expansion of the sales, marketing and engineering staffs and the establishment of the SafeNet/Security Center. As a percent of revenues, SG&A expenses were 56% in 1996 compared to 71% on a pro forma basis in 1995.

     The Company had no income tax expense for the six months ended June 30, 1996, compared with income tax benefit of $25,700 in 1995. The 1996 provision reflects the establishment of a valuation allowance since the Company's ability to fully use the net operating loss is dependent upon future taxable income. The 1995 benefit is less than the statutory rate of 34% primarily because the amortization of acquired intangible assets is not deductible for income tax purposes.

     The Company had a net loss of $1,149,189 for the six months ended June 30, 1996 compared to $346,900 in 1995. The 1996 net loss includes the charge for amortization of acquired intangible assets from the recent acquisitions of $366,324 compared to $305,160 in 1995. Net interest income totaled $330,934 in 1996, which is attributable to the temporary investment of the proceeds from the Company's public offering of 1,172,500 shares of common stock in February 1996 compared to net interest expense of $23,970 in 1995. The loss per common share was $.22 in the six months ended June 30, 1996 compared to $.11 in 1995. On a pro forma basis, the net loss in 1995 was $663,000 and the loss per common share was $.19.

Three Months ended June 30, 1996 Compared to Three Months ended June 30, 1995

     Revenues increased 346%, or $3,933,968, to $5,071,583 for the three months ended June 30, 1996 from $1,137,615 for the same period in 1995. Of the increase, $2,363,183 is attributable to network security systems and products, mainly the Company's secure dial access systems for the Internet. The remainder of the increase, $1,570,785, is attributable to the revenues of GDS. Since GDS was acquired in October 1995, the three months ended June 30, 1995 does not included any revenues from GDS. On a pro forma basis, which includes GDS, revenues for the three months ended June 30, 1995 were $2,393,000.

     Cost of revenues increased to 56% for the three months ended June 30, 1996 from 45% in 1995. On a pro forma basis, the cost of revenues was 33% in 1995. As explained above, the increase reflects higher costs associated with the production of the SafeNet dial products and changes in GDS product mix.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                                 (CONTINUED)

     SG&A totaled $2,498,159 in the three months ended June 30, 1996 compared to $1,004,621 in the same period of 1995. On a pro forma basis, SG&A totaled $2,155,000 in 1995. The increase in SG&A is primarily due to increased personnel related costs associated with the expansion of the sales, marketing and engineering staffs and the establishment of the SafeNet/Security Center.
As a percent of revenues, SG&A expenses were 49% in 1996 compared to 90% on a pro forma basis in 1995.

     The Company had no income tax expense for the three months ended June 30, 1996 compared with income tax benefit of $147,700 in 1995. The 1996 provision reflects the establishment of a valuation allowance since the Company's ability to fully use the net operating loss is dependent upon future taxable income. The 1995 benefit is less than the statutory rate of 34% primarily because the amortization of acquired intangible assets is not deductible for income tax purposes.

     The Company had a net loss of $225,743 for the three months ended June 30, 1996 compared to $391,568 in 1995. The 1996 net loss includes the charge for amortization of acquired intangible assets from the recent acquisitions of $183,163 compared to $152,580 in 1995. Net interest income totaled $231,996 in 1996, which is attributable to the temporary investment of the proceeds from the Company's public offering of 1,172,500 shares of common stock in February 1996 compared to net interest expense of $8,885 in 1995. The loss per common share was $.04 in the three months ended June 30, 1996 compared to $.11 in 1995. On a pro forma basis, the net loss in 1995 was $582,000 and the loss per common share was $.13.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     The Company believes that its current cash resources, together with the cash flows from operations, will be sufficient to meet its needs for the immediate future.

     In February 1996, the Company completed a public offering of 1,172,500 shares of common stock at a per share price of $20.00. The net proceeds to the Company from the offering were $21,048,000 after deducting offering expenses. The proceeds were used to pay promissory notes incurred in the GDS acquisition ($3,853,416) and for working capital and general corporate purposes, including product development and expansion of the Company's sales and marketing efforts. A portion of the proceeds designated for working capital purposes may also be used for investment in, or acquisition of, related or complimentary businesses, products, product development rights or technologies. However, at the present time no discussions or arrangements are underway regarding possible investment or acquisitions, and there can be no assurance that the Company can consummate any acquisition or investment on acceptable terms.

     As of June 30, 1996, the Company had cash and accounts receivable totaling $23,493,000 and a backlog of $9,284,000 of which 77% was attributable to MCI Telecommunications Corporation pursuant to an agreement dated September 21, 1995.

INFLATION AND SEASONALITY

     The Company does not anticipate that inflation will significantly impact its business. The Company does not believe its business is seasonal, however, because the Company recognizes revenues upon shipment of finished products, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        a) The Annual Meeting Of Shareholders was held on June 14, 1996.

        b) The following six directors were elected for a term of one year or until their respective successors have duly elected or appointed:
           Anthony A. Caputo, Ira A. Hunt, Jr., Douglas E. Kozlay, Jill Leukhardt, Allan Thaw and Bruce R. Thaw.

        c) The shareholders approved the amendment of the Company's Stock Option Plan to increase the number of common shares issuable under the Plan from 396,000 to 996,000. There were 2,727,733 votes cast in favor of, and 298,200 votes were cast against, the resolution. There were 31,303 votes abstaining and 1,769,520 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

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

                     INFORMATION RESOURCE ENGINEERING, INC.


August 13, 1996
                                    By:/s/Anthony A. Caputo
                                       --------------------
                                    ANTHONY A. CAPUTO,
                                    Chairman, President
                                    and Chief Executive Officer

August 13, 1996

                                    By:/s/David A. Skalitzky
                                       ---------------------
                                    DAVID A. SKALITZKY,
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)