Form 10QSB
period 1996-09-30
INFORMATION RESOURCE ENGINEERING INC
filed 1996-11-14
CIK 850313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-20634
                     INFORMATION RESOURCE ENGINEERING, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                ---------------




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

The number of shares outstanding of the issuer's Common Stock as of November 8, 1996 was 5,456,927.

Transitional Small Business Disclosure Format (check one): Yes    No X.
                                                              --     --

                     INFORMATION RESOURCE ENGINEERING, INC.
                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
 Part I          Financial Information

 Item 1.         Consolidated Balance Sheet as of September 30, 1996                       3

                 Consolidated Statements of Operations for the three months and
                 nine months ended September 30, 1995 and 1996                             4

                 Consolidated Statement of Stockholders' Equity for the nine
                 months ended September 30, 1996                                           5

                 Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 1995 and 1996                                               6

                 Notes to Consolidated Financial Statements                                7

 Item 2.         Management's Discussion and Analysis or Plan of Operation                 9

 Part II.        Other information                                                        12

 Signatures                                                                               12


                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                          Assets
                                          ------
 Current assets:

     Cash and cash equivalents                                                                            $16,899,645

     Accounts receivable                                                                                    2,122,133

     Inventories                                                                                            3,810,677

     Recoverable income taxes                                                                                  32,369

     Prepaid expenses                                                                                         115,038
                                                                                                          -----------
              Total current assets                                                                         22,979,862

 Equipment and leasehold improvements, net of accumulated depreciation of $744,910                          1,443,992

 Computer software development costs, net of accumulated amortization of $1,251,372                         2,704,452

 Goodwill, net of accumulated amortization of $298,788                                                      1,898,398

 Prepaid license fee                                                                                        1,000,000

 Other assets                                                                                                 208,812
                                                                                                          -----------

                                                                                                          $30,235,516
                                                                                                          ===========

                           Liabilities and Stockholders' Equity
                           ------------------------------------

 Current liabilities:

     Current maturities of long-term debt                                                                 $    18,072

     Accounts payable                                                                                       2,276,338

     Accrued expenses                                                                                       1,437,025

     Deferred revenue on maintenance contracts                                                                137,308
                                                                                                          -----------
              Total current liabilities                                                                     3,868,743

 Long-term debt, less current maturities                                                                       21,486
                                                                                                          -----------

              Total liabilities                                                                             3,890,229
                                                                                                          -----------

 Stockholders' equity:

     Preferred stock, $.01 par value per share.
       Authorized 500,000 shares, issued and outstanding, none                                                --

     Common stock, $.01 par value per share.
       Authorized 15,000,000 shares, issued and outstanding 5,450,727 shares                                   54,507

     Additional paid-in capital                                                                            30,847,037

     Deficit                                                                                               (4,247,849)

      Cumulative foreign currency adjustment                                                                 (308,408)
                                                                                                          -----------
              Total stockholders' equity                                                                   26,345,287
                                                                                                          -----------

                                                                                                          $30,235,516
                                                                                                          ===========




          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                           -----------------------------      ----------------------------------
                                                                1995             1996                 1995              1996
                                                                ----             ----                ----               ----
 Revenues                                                    $1,162,280       $2,673,524           $3,813,626       $11,069,759

 Cost of revenues                                               527,025        1,157,641            1,513,456         5,966,654
                                                             ----------       ----------           ----------       -----------
      Gross profit                                              635,255        1,515,883            2,300,170         5,103,105

 Selling, general and administrative expenses                   950,049        3,132,158            2,658,434         7,833,179

 Amortization of acquired intangible assets                     152,580          183,162              457,740           549,486
                                                             ----------       ----------           ----------       -----------
      Operating loss                                           (467,374)      (1,799,437)            (816,004)       (3,279,560)

 Interest income (expense), net                                  (4,439)         213,230              (28,409)          544,164
                                                             ----------       ----------           ----------       -----------
      Loss before income taxes                                 (471,813)      (1,586,207)            (844,413)       (2,735,396)

 Income tax expense (benefit)                                    12,700          --                   (13,000)          --
                                                             ----------       ----------           ----------       -----------

      Net loss                                                 (484,513)      (1,586,207)            (831,413)       (2,735,396)

 Preferred stock dividends                                       14,219          --                    72,159           --
                                                             ----------      -----------           ----------       -----------
 Net loss attributable to common stock                       $ (498,732)     $(1,586,207)          $ (903,572)      $(2,735,396)
                                                             ----------      -----------           ----------       -----------

     Loss per common share                                   $     (.13)      $     (.29)          $     (.24)      $      (.52)
                                                             ==========       ==========           ==========       ===========

 Weighted average number of shares outstanding                3,879,742        5,434,616            3,737,453         5,254,445
                                                             ==========       ==========           ==========       ===========



         See accompanying notes to consolidated financial statements.

                    INFORMATION RESOURCE ENGINEERING, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (UNAUDITED)





                                     Common stock            Additional                          Cumulative            Net
                                     ------------             paid-in                         foreign currency     stockholders'
                                 Shares       Amount          capital          Deficit          adjustment           equity
                                 ------       ------          -------          -------          ----------           ------
    Balance at beginning
       of period                  4,244,827      $42,448       $ 9,712,777     $(1,512,453)         $ (26,310)         $ 8,216,462

    Sale of common
       stock, net of
       offering expenses          1,172,500       11,725        21,023,045            --                 --             21,034,770

    Stock options
      exercised                      33,400          334           111,215                                                 111,549

    Net loss                        --            --               --           (2,735,396)              --             (2,735,396)

    Foreign currency
      translation
      adjustment                    --            --               --               --               (282,098)            (282,098)
                                  ---------     --------      ------------     ------------         ---------          -----------
    Balance at end of
      period                      5,450,727      $54,507       $30,847,037     $(4,247,849)         $(308,408)         $26,345,287
                                 ==========     ========      ============     ============         ==========        ============


         See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)

                                                                                 1995          1996
                                                                                 ----          ----

 Cash flows from operating activities:
     Net loss                                                                  $(831,413)   $(2,735,396)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
            Depreciation of equipment                                            187,734        292,921
            Amortization                                                         102,745        120,732
            Amortization of acquired intangible assets                           457,740        549,486
            Deferred income taxes                                                 21,300          --
            Changes in operating assets and liabilities:
               Decrease in accounts receivable                                    81,612      2,099,042
               Decrease in costs and estimated earnings in excess of
                 billing on uncompleted contracts                                121,468          --
               Increase in recoverable income taxes                              (34,300)         --
               (Increase) decrease in inventories                                 91,263     (1,603,847)
               Increase in accounts payable                                       12,471        899,042
               Increase in accrued expenses                                       75,927         13,932
               Decrease in billings in excess of costs and estimated
                  earnings on uncompleted contracts                             (199,225)         --
               Increase (decrease) in deferred revenue on maintenance            109,188        (54,480)
                  contracts
               Other                                                              22,225       (205,777)
                                                                               ---------    -----------

                   Net cash provided by (used in) operating activities           218,735       (624,345)
                                                                               ---------    -----------
Cash flows from investing activities:
     Sale of short-term investments                                              399,409          --
     Purchase of short-term investments                                             (902)         --
     Equipment expenditures                                                      (83,632)      (682,338)
     Additions to computer software development costs                           (390,720)      (346,530)
     Prepaid license fee                                                            -        (1,000,000)
                                                                               ---------    -----------
                   Net cash used in investing activities                         (75,845)    (2,028,868)
                                                                               ---------    -----------
Cash flows from financing activities:
     Proceeds from notes payable                                                 589,000          --
     Payments of notes payable                                                  (863,132)    (4,053,416)
     Proceeds from issuance of common stock, net of offering expense             300,224     21,103,294
     Redemption of preferred stock                                                (5,766)         --
     Payments of preferred stock cash dividends                                 (102,788)         --
     Payments of long-term debt                                                  (50,379)       (76,611)
                                                                               ---------   ------------
                   Net cash provided by (used in) financing activities          (132,841)    16,973,267
                                                                              ----------   ------------
Effect of exchange rate changes on cash                                           --            (76,903)
                                                                              ----------    -----------
Net increase in cash and cash equivalents                                         10,049     14,243,151

Cash and cash equivalents at beginning of  period                                291,363      2,656,494
                                                                              ----------     ----------
Cash and cash equivalents at end of period                                    $  301,412    $16,899,645
                                                                              ==========    ===========
Cash paid for:
     Interest expense                                                         $   41,691    $   154,052
                                                                              ==========   ============
     Income taxes                                                             $    -        $     -
                                                                              ==========   ============



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

(2) REVENUES

Revenues from the United States Government were 37% of revenues in the nine month period ended September 30, 1995. In 1996, revenues from the United States Government were less than 10% of revenues. Revenues from one commercial client, MCI Telecommunications Corporation, accounted for 34% of revenues in the nine month period ended September 30, 1996. In 1995, no commercial client accounted for greater than 10% of revenues.

Revenues from foreign clients were 12% and 43% in the nine month periods ended September 30, 1995 and 1996, respectively. The majority of these revenues in 1996 were derived from sales to unaffiliated customers of the Company by the Company's Swiss subsidiary.

(3) INVENTORIES

Inventories consists of the following at September 30, 1996:

        Raw materials      $1,857,634
        Finished goods      1,953,043
                           ----------
           Total           $3,810,677
                           ==========

(4) ACCRUED EXPENSES

Accrued expenses consists of the following at September 30, 1996:


        Accrued salaries and commissions        $  876,420
        Other                                      560,605
                                                ----------
                            Total               $1,437,025
                                                ==========


(5) INCOME TAXES

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses are allowable. Based on consideration of the above factors, management determined a valuation allowance of $952,500 was required at September 30, 1996. This represents an increase of $580,000 and $783,000 for the three month and nine month periods ended September 30, 1996, respectively.

                    INFORMATION RESOURCE ENGINEERING, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 (UNAUDITED)

(6) GRETACODER DATA SYSTEMS AG ("GDS")

In October 1995, the Company, acquired all the issued and outstanding capital stock of GDS. The transaction was accounted for under the purchase accounting method.

Unaudited pro forma results of operations of the Company for the nine period ended September 30, 1995 as if the GDS acquisition had occurred on January 1, 1995 are as follows:




 Revenues                                                   $ 8,198,000
                                                            ===========

 Loss before income tax                                     $(1,116,000)
                                                            ===========

 Net loss                                                   $(1,116,000)
                                                            ===========

 Net loss attributable to common stock                      $(1,188,000)
                                                            ===========


 Loss per common share                                           $ (.30)
                                                                 ======


The unaudited pro forma results of operations do not purport to be indicative of the results that actually would have been obtained had the operations been consolidated for this period. The amounts primarily reflect adjustment for the amortization of intangible assets acquired and for interest expense. The pro forma net loss includes non-cash charges of $1,021,000 related to depreciation and the amortization of acquired intangible assets.

(7) EARNINGS (LOSS) PER COMMON SHARE

The earnings (loss) per common share for the three month and nine month periods ended September 30, 1995 and 1996 was computed by dividing the net earnings
(loss) attributable to common stock, which reflects the preferred stock dividend requirement for 1995, by the weighted average number of shares of common stock outstanding during each period and common stock equivalents, to the extent they result in additional per share dilution. Earnings (loss) per common share assuming full dilution is substantially the same as earnings
(loss) per common share as stated and, accordingly, is not shown separately.

       ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins. These and other risks are described in the Company's filings with the Securities and Exchange Commission (SEC), copies of which are available from the SEC or may be obtained upon request from the Company.

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

         While management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including the two recent acquisitions and new product offerings such as its SafeNet products for the Internet and the SafeNet/Security Center, a high performance workstation which automatically manages SafeNet products. Management believes that growth in the market for products that provide secure remote access to computer networks requires the Company to increase its investment in development and marketing activities to allow the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value.

RESULTS OF OPERATIONS OF THE COMPANY

         The following table sets forth certain Consolidated Statements of Operations data of the Company as a percentage of revenues for the periods indicated:

                                                                      Three Months           Nine Months
                                                                         Ended                  Ended
                                                                     September 30,           September 30,
                                                                  ------------------       ------------------
                                                                     1995     1996            1995     1996
                                                                   -------  -------         -------  -------
 Revenues.......................................................     100 %    100 %           100 %    100 %
 Cost of revenues...............................................      45       43              40       54
                                                                     ---      ---             ---      ---
   Gross profit.................................................      55       57              60       46
 Selling, general and administrative expenses...................      82      117              69       71
 Amortization of acquired intangible assets.....................      13        7              12        5
                                                                     ---      ---             ---      ---
   Operating loss...............................................     (40)     (67)            (21)     (30)
 Interest income (expense), net.................................      (1)       8              (1)       5
                                                                     ---      ---             ---      ---
   Loss before income tax benefit...............................     (41)     (59)            (22)     (25)
 Income tax expense (benefit)...................................       1       --              --       --
                                                                     ---      ---             ---      ---
 Net loss.......................................................     (42) %   (59) %          (22) %   (25) %
                                                                      ==       ==              ==       ==


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATIONS
                                 (continued)

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Revenues increased 190%, or $7,256,133, to $11,069,759 for the nine months ended September 30, 1996 from $3,813,626 for the same period in 1995. Of the increase, $2,783,207 is attributable to network security systems and products, mainly the Company's SafeNet dial access products for the Internet. The remainder of the increase, $4,472,926, is attributable to the revenues of GDS. Since GDS was acquired in October 1995, the nine months ended September 30, 1995 does not include any revenues from GDS. On a pro forma basis, which includes GDS, revenues for the nine months ended September 30, 1995 were $8,198,000.

         Cost of revenues increased to 54% for the nine months ended September 30, 1996 from 40% in 1995. Cost of revenues for 1996 include $236,000 for amortization of a purchase accounting adjustment to the carrying value of GDS inventory. Without this charge, cost of revenues was 52% in 1996. On a pro forma basis, the cost of revenues was 35% in 1995. The increase reflects higher costs associated with the production of the SafeNet dial access products for the Internet, changes in GDS product mix, and a favorable profit margin on a large purchase order in the first quarter of 1995. The recent growth in Internet security products has made market share very important. Accordingly, the Company realized a lower gross profit on the SafeNet dial access products sold to MCI Telecommunications Corporation ("MCI"), see discussion on page 12. Since there were no shipments to MCI in the third quarter of 1996, the quarterly cost of revenues was 43%. It is anticipated that the gross margin in subsequent quarters will be improved by developing new products, by changing the product sales mix, by improved sales and marketing activities and by the net service revenues to be generated by the SafeNet/Security Center which is projected to begin operations in 1997.

         Selling, general and administrative expenses ("SG&A") totaled $7,833,179 in the nine months ended September 30, 1996 compared to $2,658,434 in the same period of 1995. On a pro forma basis, SG&A totaled $5,847,000 in 1995. The increase in SG&A is primarily due to increased personnel related costs associated with the expansion of the sales, marketing and engineering staffs ($872,000), to increased sales and marketing activities ($381,000), to expansion of client support function ($198,000) and to start up costs associated with the establishment of the SafeNet/Security Center ($336,000).

         The Company had no income tax expense for the nine months ended September 30, 1996, compared with an income tax benefit of $13,000 in 1995. In 1995, the Company established a valuation allowance since its ability to fully use the net operating loss is dependent upon future taxable income.

         The Company had a net loss of $2,735,396 for the nine months ended September 30, 1996 compared to $831,413 in 1995. The 1996 net loss includes the charge for amortization of acquired intangible assets from the recent acquisitions of CSI and GDS of $549,486 compared to $457,740 in 1995. Net interest income totaled $544,164 in 1996, which is attributable to the temporary investment of the proceeds from the Company's public offering of common stock in February 1996 compared to net interest expense of $28,409 in 1995. The loss per common share was $.52 in the nine months ended September 30, 1996 compared to $.24 in 1995. On a pro forma basis, the net loss in 1995 was $1,116,000 and the loss per common share was $.30.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Revenues increased 130%, or $1,511,244, to $2,673,524 for the three months ended September 30, 1996 from $1,162,280 for the same period in 1995. The increase is attributable to the revenues of GDS ($1,805,051). Since GDS was acquired in October 1995, the three months ended September 30, 1995 does not included any revenues from GDS. On a pro forma basis, which includes GDS, revenues for the three months ended September 30, 1995 were $2,795,000. Since there were no shipments to MCI during the 1996 quarter, revenues from network security systems and products declined by $293,807 compared to the 1995 quarter. This temporary decline was due to personnel changes and program revisions in the Company's sales and marketing activities that were made in the second and third quarters of 1996. It is anticipated that these improvements will result in increased revenues in 1997.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATIONS
                                 (continued)

         Cost of revenues declined to 43% for the three months ended September 30, 1996 from 45% in 1995. The improvement resulted from changes in GDS product mix reduced by lower margins on network security systems and products due to a lower sales volume available to absorb costs associated with production activities. On a pro forma basis, the cost of revenues was 35% in 1995. As noted on page 10, the increase reflects changes in the GDS product mix.

         SG&A totaled $3,132,158 in the three months ended September 30, 1996 compared to $950,049 in the same period of 1995. On a pro forma basis, SG&A totaled $1,987,000 in 1995. The increase in SG&A is primarily due to increased personnel related costs associated with the expansion of the sales, marketing and engineering staffs ($444,000), to increased sales and marketing activities ($294,000), to expansion of the client support function ($75,000) and to the establishment of the SafeNet/Security Center ($251,000).

         The Company had no income tax expense for the three months ended September 30, 1996 compared with income tax expense of $12,700 in 1995. In 1995, the Company established a valuation allowance since its ability to fully use the net operating loss is dependent upon future taxable income.

         The Company had a net loss of $1,586,207 for the three months ended September 30, 1996 compared to $484,513 in 1995. The 1996 net loss includes the charge for amortization of acquired intangible assets from the acquisitions of CSI and GDS of $183,162 compared to $152,580 in 1995. Net interest income totaled $213,230 in 1996, which is attributable to the temporary investment of the proceeds from the Company's public offering of 1,172,500 shares of common stock in February 1996 compared to net interest expense of $4,439 in 1995. The loss per common share was $.29 in the three months ended September 30, 1996 compared to $.13 in 1995. On a pro forma basis, the net loss in 1995 was $453,000 and the loss per common share was $.11.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its current cash resources, together with the cash flows from operations, will be sufficient to meet its needs for the immediate future.

         In February 1996, the Company completed a public offering of 1,172,500 shares of common stock at a per share price of $20.00. The net proceeds to the Company from the offering were $21,035,000 after deducting offering expenses. The proceeds were used to pay promissory notes incurred in the GDS acquisition ($3,853,416) and for working capital and general corporate purposes, including product development and expansion of the Company's sales and marketing efforts. A portion of the proceeds designated for working capital purposes may also be used for investment in, or acquisition of, related or complimentary businesses, products, product development rights or technologies. However, at the present time no discussions or arrangements are underway regarding possible investment or acquisitions, and there can be no assurance that the Company can consummate any acquisition or investment on acceptable terms.

         As of September 30, 1996, the Company had cash and accounts receivable totaling $19,022,000 and a backlog of $2,301,000.

         In August 1996, the Company signed a Joint Development and Marketing Agreement with CyberGuard Corporation. The companies have developed and intend to market a product that combines the Company's SafeNet products and CyberGuard's Firewall product. In connection therewith, the Company has prepaid a refundable $1.0 million license fee to CyberGuard which will be recovered through purchases of Firewall products. While the Company anticipates that there will be sufficient demand for the new product, there is no assurance that this product can be successfully marketed or that the Company will recover the prepaid license fee.

       ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 (continued)

         The Company has concluded discussions with MCI to terminate a previous product agreement under which MCI was obligated to purchase approximately $7.0 million of SafeNet products during the twelve month period ending in September 1997. Pursuant to a new Alliance and Joint Marketing Agreement between the Company and MCI, the Company has become a member of the MCI Strategic Alliance Program (the "Program") and has received an option to purchase the existing MCI inventory of the Company's Safenet lan and dial access products at a substantial discount. The Company believes that the Program will provide a significant marketing opportunity for its Safenet products as the Program has for its other current participants. There can be no assurances that the Program will be successful for the Company or that the Program will generate sufficient SafeNet product sales volume to enable the Company to benefit from the discounts offered by MCI.

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

                    INFORMATION RESOURCE ENGINEERING, INC.



November 12, 1996
                                 By:/s/Anthony A. Caputo
                                    --------------------
                                 ANTHONY A. CAPUTO
                                 Chairman, President
                                 and Chief Executive Officer

November 12, 1996
                                 By:/s/David A. Skalitzky
                                    ---------------------
                                 DAVID A. SKALITZKY
                                 Vice President, Finance
                                 (Principal Financial and Accounting Officer)