Form 10-K405
period 1996-12-31
INFORMATION RESOURCE ENGINEERING INC
filed 1997-03-31
CIK 850313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
----------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 1996
                                       Or
[ ] Transition Report Pursuant to Section 13 OR 15 (d) Of the Securities Exchange Act of 1934

                         Commission File Number 0-20634

                     INFORMATION RESOURCE ENGINEERING, INC.

             (Exact name of registrant as specified in its charter)


                DELAWARE                                   52-1287752
                --------                                   ----------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

          8029 Corporate Drive
           BALTIMORE, MARYLAND                               21236
           -------------------                               -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code (410) 931-7500
                                                          --------------
     Securities registered under Section 12 (b) of the Exchange Act:  NONE
        Securities registered under Section 12 (g) of the Exchange Act:



                                                    Name of each exchange on
    Title of each class                                 which registered
    -------------------                                 ----------------
Common Stock, $.01 par value                         Nasdaq National Market



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the most recent fiscal year were $14,317,423.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997, based upon the closing price on that date, on the Nasdaq National Market, was approximately $38,578,455.

The number of shares of the registrant's Common Stock outstanding as of March 21, 1997 was 5,461,527.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant's proxy statement for the Annual Meeting of Shareholders, which proxy statement in definitive form will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1996.

                                     PART I

ITEM 1 - BUSINESS

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

         See "Glossary of Technical Terms" on page 11 for explanation of certain technical terms used herein.

GENERAL

         Information Resource Engineering, Inc. (the "Company") designs, manufactures and markets enterprise network security systems using encryption technology. The Company's products are used in electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks, such as the Internet. In order to expand its product offerings, the Company acquired GRETACODER Data Systems, A.G. ("GDS") in October 1995. GDS designs, manufactures and markets cryptographic equipment primarily in Switzerland and Europe.

         Encryption technologies are utilized by the Company to provide selective access to computer networks, prevent electronic eavesdropping or alteration during electronic data transmission; to provide message authentication confirming that messages are received in unaltered form; and to enable user authentication and digital signatures verifying the identity of the message sender and limiting computer access to authorized users. The Company offers a choice of encryption algorithms to provide the level of network security appropriate for each client application.

         The Company's clients include seven of the largest banks in the U.S., Union Bank of Switzerland, the Society for Worldwide Interbank Financial Telecommunications ("SWIFT") an international financial clearing house, The Euroclear System ("Euroclear"), MCI Telecommunications Corporation ("MCI"), TRW Inc., major federal, state and international law enforcement agencies and the U.S. Department of Treasury. While the network security market has traditionally been limited to financial institutions and government agencies, the Company believes that emerging electronic commerce applications, particularly business-to-bank and business-to-business, provide new market opportunities.

         In the second half of 1996, the Company introduced "SafeNet/Enterprise(TM)", a comprehensive, centrally managed security system that enables secure use of public networks, such as the Internet, for private business transactions. In August 1996, the Company announced the formation of a joint product development and marketing agreement with CyberGuard Corporation ("CyberGuard") to provide firewall security solutions, including a Virtual Private Networking (VPN) security solution for Internet business communications to its SafeNet clients.

         The Company was originally incorporated in Maryland on April 7, 1983 under the name "Industrial Resource Engineering, Inc." The Company reincorporated under its present name in Delaware by merging with its subsidiary in March 1989. The Company's executive offices are located at 8029 Corporate Drive, Baltimore, Maryland 21236, and its telephone number is (410) 931-7500.

THE MARKET FOR ENTERPRISE NETWORK SECURITY SOLUTIONS

         Management believes that the market for security systems and products providing secure remote access to computer networks has grown over the last several years due to an increase in the use of computer networks and the vulnerability of data which is transmitted over these networks. Remote access to computers has increased substantially due to the use of remote databases, work-at-home arrangements or telecommuting, electronic mail, satellite offices connected to a central computer, electronic funds transfer, electronic data interchange with clients, suppliers and business partners and numerous other arrangements. With the increasing use of public and private communications networks and the ability of different types of computers to communicate with each other, data integrity and security have gained increased importance.

         Unsecured data transmitted over public networks, such as the Internet, is subject to interception, electronic vandalism or terrorism, and alteration. The increased use of networked computers also increases risk, both by multiplying the number of access points to valuable data and the number of personal computers which can be utilized to obtain unauthorized information. The Company believes that the use of computer networks such as the Internet, will continue to expand and that, as the reliance on these networks grows, organizations will become more dependent on the integrity and security of the network. A 1996 report from The Yankee Group expects the network security market to grow 70% annually. Therefore, management believes that protecting information on computer networks, such as the Internet, is likely to offer future business growth opportunities.

BUSINESS STRATEGY

         The Company's objective is to be a leading provider of secure network systems, services and products to the growing market for electronic communications. The key elements of the Company's strategy are as follows:

         Provide Clients with a Broad Range of Enterprise Network Security Solutions

         The Company has historically grown by applying its technological competence to the development of network security systems and products for use in the complex computer networks of financial, corporate and government clients. The Company's focus on technology has led to a family of products which have reduced the complexity and cost associated with applying encryption technology to computer networks. The SafeNet/Enterprise(TM) product line includes firewalls, encryption and user identification tokens in a comprehensive, centrally managed system. The Company believes that this focus on technology is vital for its future growth and will continue to invest its resources accordingly.

         Develop an OEM Business

         The Company believes that, due to the fact that security is a major concern among network users, manufacturers of computer and communications products are seeking to add security capabilities to their products. Consequently, the Company is developing a family of products which can be incorporated into computers and communications products manufactured by others. Such products include smart card readers, a secure communications chip and a line of products designed around the chip.

         Develop a Transaction Services Business

         The Company is leveraging its network security expertise to develop a transaction services business since it believes that the recurring revenue stream and strategic relationships generated from such business will be instrumental to its future growth. In the second half of 1996, the Company established the SafeNet/Trusted Services facility at Company headquarters to provide security management services such as subscriber enrollment, product configuration, digital certificates, and key management services to Internet access providers and directly to end users. The Company expects to receive both monthly fixed and fee per transaction revenue for providing such services.

         Establish Key Strategic Relationships

         The Company seeks to establish domestic and international relationships with organizations that have the ability to expand the use of encryption technology. Relationships currently exist with the following:

         Analog Devices Inc. ("ADI"), a leading manufacturer of high-performance integrated circuits, is assisting the Company in the design, manufacture and marketing of the Company's new secure communications chip. The new chip, which is expected to become available in 1997, will provide organizations with a highly secure, inexpensive solution to conducting business over computer networks;

         CybergGuard, a leading provider of network security solutions, has entered into a joint product development and marketing agreement aimed at providing a comprehensive security solution for Internet business communications;

         MCI, a leading provider of Internet access services; and the Company have entered into a sales and marketing agreement. The Company has joined the MCI Sales Alliance program which allows the MCI sales force and the Company to co-market the Company's SafeNet products. See "Principal Clients";

         Financial Services Technology Consortium is a group of leading financial institutions whose goal is to utilize emerging technologies to enhance the competitiveness of the financial services industry. The Company is a member of a multiple industry team formed to design and implement an electronic check for use of the Internet by consumers and businesses.

         Expand through Acquisition

         The network security field is characterized by a large number of small organizations which focus on various aspects of security. The Company believes that its major clients and potential clients seek to do business with suppliers that can offer solutions to multiple network security problems; are able to provide global support; and are organizationally and financially stable. Therefore, the Company may seek to augment its internal growth through the acquisition of companies or technology that provide complementary products, systems, management and markets. In November 1995, the Company acquired GDS, a Swiss corporation, which designs manufacturers and markets cryptographic equipment.

PRODUCT DESIGN STANDARDS

         Encryption technologies are utilized by the Company to provide selective access to computer networks, prevent electronic eavesdropping or alteration during electronic data transmission; to provide message authentication confirming that messages are received in unaltered form; and to enable user authentication and digital signatures verifying the identity of the message sender and limiting computer access to authorized users. The Company offers a choice of encryption algorithms to provide the level of network security appropriate for each client application.

         All of the Company's network security systems and products comply with the following general product design standards:

         Standards Compliance

         The Company's policy is to offer products based upon encryption algorithms that have been approved as industry and government standards. This provides the Company's clients assurance that they are using interoperable products which meet commercial reasonability tests as applied by both government regulation and courts of law.

         Network Compatibility

         The Company's systems and products contain sufficient intelligence to accommodate the specific communication protocols employed by complex computer networks. Appropriate models of each product type are provided to support Frame Relay, Dial Asynchronous, leased line, X.25, Bisync and Internet protocol-based networks. This network compatibility results in security systems that are completely independent of the computer hardware systems and software application programs used by clients. No modifications to hardware or application software are required to implement the Company's systems and products.

         Ease of Use

         The Company believes that users of its products, while concerned that their data is secure, do not wish to be required to take specific actions to achieve secure status. Therefore, the Company's products are designed to function without user involvement, thus offering an extremely high level of ease of use.

         Ease of Administration

         The Company has extended its ease of use concept to the central management of a secure network with a product known as the SafeNet/Security Center(TM) ("SSC"). The SSC provides central management and tracking capability for the entire encrypted network thus reducing the cost of implementing security for client organizations. For organizations aiming to defer capital and personnel investment, the Company's SafeNet/Trusted Services subsidiary provides comprehensive security management as an optional service performed at the Company's headquarters.

         Price Performance Criteria

         The Company believes that in order for clients to invest in encryption technology, its products must be implemented cost effectively. As such, the Company's development staff follows a design approach similar to that used with consumer electronics products that are designed for low manufacturing cost.

ENCRYPTION ALGORITHMS

         At the present time, the Company's products utilize "DES", the U.S. government's Data Encryption Standard and "Skipjack" a new algorithm, recently developed by the U.S. government. DES, as described in American National Standards Institute ("ANSI") Standard X3.92, has been certified by the National Institute of Standards and Technology ("NIST") and is the accepted encryption algorithm for commercial and non-classified government applications in the U.S. as well as financial applications worldwide. The Company has received export approval from the U.S. Commerce Department to export its products with the DES algorithm.

         The acquisition of GDS added two new encryption algorithms, "GRETACODER" and "RSA." GRETACODER is a highly secure encryption algorithm which has been used by security conscious European organizations including banks and government agencies. RSA is a proprietary algorithm of RSA Data Security Inc. which utilizes public key-based encryption in networks including the Internet.

         New encryption algorithms are periodically proposed as industry standards. The Company's policy is to adopt and offer its clients new algorithms for various applications as they become certified by standards organizations such as ANSI, NIST and Internet security groups.

CURRENT NETWORK SECURITY PRODUCTS AND SYSTEMS

         The Company's principal network security systems and products, secure information transmissions on public and private networks.

Public Network/Internet Products

         SAFENET/ENTERPRISE(TM). In the second half of 1996, the Company introduced SafeNet/Enterprise(TM), a comprehensive, centrally managed security system that enables secure use of public networks, such as the Internet, for private business transactions. By providing a high level of security, SafeNet/Enterprise(TM) will allow organizations to reduce their networking costs by using the Internet instead of costly private networks. The product line includes:

            - SafeNetDial/(TM), a secure pocket modem operating at 28.8 bps for secure dial access to the Internet by remote users such as traveling professionals and telecommuters,

            - SafeNet/Dial-R provides security identical to the SafeNet/Dial(TM), without the integral modem,

            - SafeNet/LAN(TM) Encrypting Firewall which provides security for LAN connections to the Internet, as well as packet filtering,

            - SafeNet/Firewall is a highly secure proxy firewall based on the CyberGuard Firewall,

            - SafeNet/Smartcard is a credit card user token that stores user identification and encryption keys in an advanced computer chip,

            - SafeNet/Soft is a Windows compatible software package that provides continuous user authentication, one-time password generation and data encryption,

            - SafeNet/Security Center(TM), a high performance workstation which automatically manages the entire suite of SafeNet/Enterprise(TM) products,

            - SafeNet/Trusted Services provides central management of VPN security as a service 24 hours a day, 365 days a year.

Private Network Products

         SECURE MODEMS. In 1994, the Company introduced its AX400 Secure Modem. The AX400 is a portable device that fits in the palm of a user's hand, weighs just a few ounces and uses power from the remote computer. It contains an internal modem that delivers a 14.4K bps data rate while in secure operation using standards compliant encryption technology. The AX400 also generates a random password for each communications session when a user enters the appropriate personal identification number. Due to its small size, user authentication and data protection capabilities, the AX400 is convenient for mobile or remote users.

         SECURE DIAL ACCESS SYSTEMS. These products are designed to protect data communications when remote users access host computers via the voice telephone network and are most commonly employed when personal computers are communicating with central computer sites, such as company headquarters. Since computer communications are taking place over normal, unsecured telephone lines, some type of security is frequently required in this application.

         X.25 SECURITY SYSTEMS. Complex computer networks such as X.25 networks break down the data stream sent from computers into smaller, more manageable pieces called, "packets" which contain address and routing information as well as user data. The X.25 Security System selectively applies encryption technology only to the users data while leaving address and routing information intact, thus assuring proper delivery of user data in secure form at minimal expense. The Company markets X.25 Security Systems under both the IRE and GDS names.

         LINK SECURITY SYSTEMS. While dedicated links are inherently more secure than dial networks, the nature of the data that is frequently transmitted over dedicated lines (the connections to bank branch offices, for instance) often requires a high level of security. IRE's products are designed to protect synchronous or asynchronous communications at speeds up to 64K bps over dedicated telephone lines. GDS products are designed to protect synchronous or asynchronous communications at speeds up to 2M bps over dedicated telephone lines. The Link Security Systems are protocol transparent and supports asynchronous, bisynchronous, SDLC and HDLC communications protocols.

         GRETACODER FRAME RELAY ENCRYPTORS. The GDS Frame Relay encryptor combines the advantages of circuit and packet switched services: small delays over the network and lower transmission cost. The properties of Frame Relay make it especially suitable for LAN interconnections where bursty traffic has to be transmitted.

NEW PRODUCT DEVELOPMENT

         The Company conducts product development activities to increase the size of its available market through broader product offerings and to reduce the cost of its products resulting in more competitive pricing and/or better operating margins.

         New products, capable of a high level of security on the Internet, were introduced under the SafeNet/Enterprise(TM) brand name in the second half of 1996. The Company intends to continue to develop new versions of the SafeNet/Enterprise(TM) products to support growth of both its product and service businesses.

         New encryption algorithms such as the digital signature standard, escrowed encryption or Skipjack, and RSA utilize a technology generally known as public key encryption. The Company believes that this new technology has potential widespread demand, and is therefore developing products that utilize this new technology to manage the security of large computer networks.

         In January 1997, the Company announced that it is developing a low-cost secure communications chip with ADI. The new chip can combine encryption and communications functions, such as modems and LAN adapters, on a single integrated circuit. The chip supports current and future security standards and can be software personalized for communications applications such as LAN, ADSL, ISDN and cable modems. The initial secure communications chip will be software personalized as a V.34 modem.

         The Company is currently devoting significant resources toward the foregoing product development activities. There can be no assurance that the Company will successfully complete the development of these products in a timely fashion or that the Company's current or planned products will satisfy the needs of the computer and network security market.

PRINCIPAL CLIENTS

         The Company focuses its marketing efforts on both commercial and U.S. government sales.

         The Company's largest clients vary from year to year and the Company has experienced shifts in sales patterns with large clients in the past. Accordingly, the complete loss of any large client or substantial reduction of sales to such clients could have a material adverse effect on the Company. Principal commercial clients of the Company, which accounted for more than 10% of total revenues, by year and percentage of revenue were MCI with 27% and 13% of revenues in 1996 and 1995, respectively and The University of California, Lawrence Livermore National Laboratory (11%) in 1994. For the years ended December 31, 1995 and 1994, the percentage of revenues from sales to agencies of the U.S. government was 26% and 20%, respectively. In 1996 revenues from the U.S. Government were less than 10%.

Commercial Clients

         Sales to financial institutions are a central part of the Company's business. Banks use the Company's network security systems and products to protect corporate cash management applications. In these systems, treasurers located at corporations use personal computers to dial into the bank's computing facility in order to transfer funds electronically. The Company's network security systems and products are used to secure electronic funds transfers at Citibank N.A., J.P. Morgan Company, Mellon Bank, Northern Trust Company, PNC Bank and Wachovia Bank.

         In November 1996, the Company entered into a new sales and marketing agreement with MCI, which transcends the Company's relationship with MCI from a supplier to a marketing alliance partner. The MCI Sales Alliance Program is a cooperative plan for the sales and marketing of IRE's SafeNet Secure Internet products to MCI customers and prospects. The Company believes the Alliance Program is well structured to enable the Company's products to be marketed through the MCI channel.

         In the past year the Company received orders from TRW Inc., the prime contractor for the development and maintenance of the Treasury Communications System (TCS) of the U.S. Department of Treasury . The Company's AX Family and SafeNet/Enterprise(TM) products are being used to protect communications between Treasury departments and offices nationwide. The Company's automated key management center was also purchased by TRW for user identification and authentication, real-time security monitoring, audit services and electronic key delivery.

         Euroclear is the world's largest provider of security clearinghouse services to over 1,400 large international banks and brokerage firms. Euroclear is owned by a consortium of 120 international financial institutions. The Company's network security systems and products are used to protect the money transfer service available to Euroclear participants. When the participant authorizes a wire transfer for payment, the transfer is protected by the Company's network security systems and products. Participants who wish to use the wire transfer service are required to purchase the Company's remote security devices which provide message authentication, user authentication and data encryption for the participant's funds transfers communications.

         GDS has also recognized the emerging information security needs of commercial clients, primarily transactions between banks. GDS products are utilized commercially in several countries to protect financial transactions from wiretapping and fraudulent data manipulation. Several Swiss banks and other financial institutions use GDS units to protect their electronically transmitted transactions, including Union Bank of Switzerland, Swiss Interbank Clearing, SWIFT, European Payment Systems Services, Societa Interbancaria per l'Automazione S.p.A., and Swiss Securities Clearing Operation.

Government Clients

         The U.S. Department of Treasury uses the Company's network security systems and products to protect the electronic payment of the government's bills for civilian agencies, securing approximately 750 million payment requests each year, with an annual value of more than $700 billion. In the electronic certification system provided to the U.S. Department of Treasury, the Company's products verify the integrity of electronic payment orders using message and user authentication.

         The U.S. Department of Energy uses a large installation of the Company's Link Security System in a communications network that is part of a premises security system at a highly classified location. The Department of Energy has deployed the Company's Link Security System at an additional installation.

         Other government agencies deploying the Company's systems and products include the Federal Bureau of Investigation, National Crime Information Network, U.S. Drug Enforcement Agency and U.S. Customs Service. The Company's security systems and products are utilized by these law enforcement agencies to protect sensitive information traveling across telephone and computer networks.

CLIENT SUPPORT AND PRODUCT WARRANTIES

         The Company provides support for clients through a staff of support engineers knowledgeable in both the Company's network security systems and products and complex computer networks. In addition to supporting clients, this group of engineers performs system level quality assurance testing of new products and product enhancements.

         The Company provides client telephone support, including 24 hour a day "hot line" support. In addition, the Company offers on-site training, installation and trouble-shooting services, generally on a fee basis.

         The Company provides limited warranties on its products for one year from acceptance of a product. After warranty expiration, clients may purchase an extended warranty support contract. This contract extends warranty service for an additional one year period, providing repair or replacement of defective products, telephone support, software and firmware support, regular maintenance releases for products and early access to major product enhancements. The Company also offers support on a time and materials basis.

SALES AND MARKETING

Sales

         In North America, IRE sells its products through a direct sales force headed by a Vice President of U.S. Sales. In Switzerland, GDS sells its products through a direct sales force reporting to a sales manager at GDS. Outside of such territories, the Company and GDS sell their products through distributors of communication or information security products. Support for these distributors is provided by a sales force headed by a Vice President of International Sales.

         The Company intends to increase its European presence through the acquisition of GDS, which, by virtue of its central European location and its brand name recognition, is suited to distribute and support IRE products as well as products under the GRETACODER brand name.

Marketing

         In 1996, the Company's marketing program emphasized expanded public relations and continued trade show participation to generate sales leads resulting in increased coverage of the Company's products in leading trade publications. In addition, the Company has upgraded the quality of its sales materials, equipping each sales employee with the capability to make live demonstrations illustrating the value and efficacy of secure communications to prospective clients.

INVENTORY, SUPPLIES AND MANUFACTURING

         Components for the Company's products are purchased from a limited number of electronic parts manufacturers and distributors. Electronic assembly firms are used to mount components onto printed circuit boards according to designs and instructions provided by the Company's engineers. Since the components are readily available from other suppliers and since there are several electronic assembly firms available, a change in suppliers would not have a material effect on the Company's operations. However, while the Company has not experienced any significant supply problems in the past, it is possible that in the future the Company may encounter shortages in parts, components, or other elements vital to the manufacture, production and sale of its products.

         GDS operations are quality certified according to ISO 9001 and EN 29001. This is meant to ensure that quality control procedures satisfying the requirements of these standards are maintained in all processes performed by GDS. Actual compliance and control are checked by semi-annual third party audits. In addition to manufacturing, such certifications also extend to marketing, sales and administration.

         The Company anticipates that it will continue to utilize qualified suppliers and electronic assembly firms to produce sub-assemblies. The Company presently performs system integration, final assembly and testing which consists of assembling the cases containing the product components; attaching integrated circuits, which contain the specific computer instructions and algorithms, to printed circuit boards; labeling; adding serial numbers; testing; packaging and shipping. The Company has and will continue to utilize contract manufacturers for products requiring high volume production.

COMPETITION

         The network security market is relatively new, highly competitive and subject to rapid technological changes. The Company believes that competition in this market is likely to intensify as a result of increasing demand for network security products. There are several companies in this field that have been established longer than the Company, and have greater financial, research, service support and marketing resources than those of the Company. There are also a number of other data encryption methods on the market, both hardware and software, which compete with the Company's products.

         Management believes that the principal competitive factors affecting the network security market include standards compliance, quality/reliability, technical features, network compatibility, ease of use, client service and support, distribution and price. Although the Company believes its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

         If the network security market continues to develop, it will likely be characterized by rapid advances in technology and the continuing introduction of new products which could render the existing technology upon which the Company's products are based obsolete or non-competitive. This risk will increase to the extent that the Company's competitors include manufacturers of computer equipment and modems to which the Company's products relate, since such manufacturers may be in a better position than the Company to develop security products in anticipation of developments in their computer equipment.

INTELLECTUAL PROPERTY

         In September 1996, the Company was awarded a United States Patent covering portable encrypting and authenticating network interface devices such as modems. The new patent provides the Company with ownership rights to a technology that the Company believes will be applicable to the growth of computer networks, such as the Internet. The patent covers various forms of pocket-sized devices including PCMCIA and Smartcard-based secure tokens and is adaptable to modems and newer network technologies including ISDN, ADSL and cable modems. The Company's products covered by the patent include the SafeNet/Dial(TM) and the AX400.

         The computer software source codes, which are essential elements of the Company's products, are the proprietary trade secrets of and are copyrighted by the Company. The protection of proprietary technology and information developed by the Company will be limited to such protection as the Company may be able to secure pursuant to trade secret or copyright laws or under any confidentiality agreements which it may enter. The Company has filed trademarks and trade names for certain of its product names and marks, however, there is no assurance as to the validity, enforceability or lack of infringement of such trade names and trademarks.

         In March 1996, the Company acquired an option for exclusive worldwide license rights, subject to the issuance of a United States Patent, to a self authenticating fingerprint identification card for certain computer security and financial applications from CardGuard International, Inc. ("CardGuard"). The Company has been informed by CardGuard that it expects a United States Patent with respect to the technology to be issued in 1997.

         At present, the Company is a party to confidentiality agreements with its officers, directors and employees. There can be no assurance that the scope of any such protection the Company is able to secure will be adequate to protect its proprietary information, or that the Company will have the financial resources to engage in litigation against parties who may infringe such proprietary technology or copyrights. In addition, there can be no assurance that others will not develop similar technology independently of the Company.

         The Company believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

EMPLOYEES

         As of March 21, 1997, the Company had approximately 115 full time employees, of whom 14 are engaged in assembly and quality control, 13 in administration and financial control, 47 in engineering, development and client support, and 41 in marketing and sales. The Company employs 85 full time employees in the U.S. and 30 persons are in Switzerland.

                          GLOSSARY OF TECHNICAL TERMS

ALGORITHM A process or procedure, generally expressed as a set of instructions for carrying out a particular task.

ASYNCHRONOUS Data transmission that takes place one character (of 5 to 8 bits) at a time, with each character preceded by a start code and followed by a stop code of set duration.

BISYNCHRONOUS (BISYNC) A type of synchronous communication protocol characterized by bi-directional transmission of character-oriented data.

DEDICATED LINK A type of network wherein telecommunications lines are dedicated to particular clients along predetermined routes.

DIAL ASYNCHRONOUS A type of network wherein remote computers access a host computer through dial telephone lines and the clocks need not be synchronous.

DIGITAL SIGNATURE A mechanism that allows the recipient of information stored in digital form to prove that the information originated from the claimed source.

DIGITAL SIGNATURE STANDARD A U.S. Government standard for digital signatures using the Digital Signature Algorithm, proposed by NIST.

ENCRYPT, ENCRYPTION TECHNOLOGY The protection of data employing cryptographic procedures to convert it to a form that is unintelligible until it is converted back to its original form.

FIREWALL Hardware or software devices which screen data traffic at Internet access points in order to assure that only authorized data and users can reach computers that are connected to the network.

FRAME RELAY A data communication technology that is used to provide higher speed for Internet connections. Its usual application is in connecting work groups rather than individuals.

HDLC High Level Data Link Control. A well-known family of data link layer protocols defined by the International Standards Organization.

INTERNET A global collection of interconnected computer networks which use TCP/IP, a common communications protocol.

INTRANET A network within an organization which provides similar services to the Internet but is not necessarily connected to it.

ISDN A collection of telecommunications protocols and standards for high-speed, error-minimized, digital data and voice transmission at speeds up to 128 Kbps worldwide.

KEY, CRYPTOGRAPHIC KEY A sequence of letters/numbers/bits which is used by a cryptographic algorithm to transform data from plaintext to ciphertext or vice versa. DES uses a key which is 56 bits long.

KEY MANAGEMENT SYSTEM OR CENTER The physical place or workstation running specialized programs that are responsible for generating, disseminating, distributing, changing, replacing, storing, checking, and destroying cryptographic keys.

LAN Local-Area Network. An interconnected set of systems and devices--such as PCs, mainframes, workstations, minicomputers, file servers, terminals, printers, and other communications and computing devices--within a localized environment.

LINK ENCRYPTION The use of encryption at the beginning, and decryption at the end, of each link in a communications chain.

MESSAGE AUTHENTICATION A system in which a cryptographic checksum/checkfunction is created for a message, and the result added to the message. The recipient performs the same procedure on the message and compares the computed result to that appended to the original message to verify that it is complete and has not been modified in any way.

PACKET A collection of data and control characters in a specified format that are transferred as a whole.

PRIVATE KEY One of the two keys in a public-key cryptographic system--normally the key used for decryption--which is kept secret.

PROTOCOL A set of rules and conventions for communications, especially those in a network, that include specifications of syntax, semantics, and timing.

PUBLIC KEY One of the two keys in a public-key cryptographic system, normally made public or distributed to others for their use in encrypting messages to a particular recipient.

PUBLIC-KEY CRYPTOGRAPHY A cryptographic system employing separate keys for encryption and decryption. One of the keys can be made public, thus enabling a message to be encrypted for transmission to a particular recipient, preserving its confidentiality because no one without the private key can decipher the message.

SDLC Synchronous Data Link Control. A bit-oriented IBM version of HDLC protocol, as used in IBM's Systems Network Architecture.

SMARTCARD A plastic card resembling a credit card containing one or more computer chips and logic for identification, special-purpose processing, and data storage and distribution.

SYNCHRONOUS DATA Transmission that takes place with predictable, exact departure or arrival times regulated by clocking data.

TCP/IP Transmission Control Protocol/Internet Protocol. A suite of network protocols that allow computers with different architectures and operating system software to communicate with other computers on the Internet.

USER AUTHENTICATION Generally, a means of verifying the claimed identity of an individual computer user or terminal so as to properly determine what access rights are to be given.

VPN Virtual Private Network. Same as Intranet. A network within an organization which provides similar services to the Internet but is not necessarily connected to it.

X.25 A widely used protocol standard for telecommunications between a computer and a packet-switched data network; it encompasses layers 2 and 3 of the OSI model.

ITEM 2 - PROPERTIES

         The Company maintains its corporate and administrative facilities at 8029 Corporate Drive, Baltimore, Maryland. The building, constructed in 1988, has approximately 25,000 square feet and is also used for the Company's executive headquarters, United States production facilities and for SafeNet Trusted Services. The lease, which expires in June 2003, requires the Company to pay real estate taxes, insurance and maintenance. The lease, which provides for annual increases in rentals during each year of the lease, requires the Company to pay approximately $155,000 in 1997.

         GDS leases approximately 20,000 square feet for its administrative and production facilities in Regensdorf, Switzerland. The lease, which expires on December 31, 1997, calls for an annual rental of approximately $347,000.

         The Company also leases office space in Danvers, MA for its consulting staff and in Bethesda, MD for its international sales staff.

ITEM 3 - LEGAL PROCEEDINGS

         The Company knows of no litigation or proceeding, pending or threatened, to which the Company is or may become a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the vote of Security Holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS

         The following table sets forth the range of high and low sales prices for the Company's Common Stock, as reported by the Nasdaq National Market under the symbol IREG.

                                                                  HIGH            LOW
                                                                 ------         ------
 1997:
   First Quarter (through March 21, 1997)                        $10.75         $8.125
 1996:
   Fourth Quarter                                                 20.25           8.75
   Third Quarter                                                  24.75          10.50
   Second Quarter                                                 29.50          17.75
   First Quarter                                                  25.50          16.00

 1995:
   Fourth Quarter                                                 29.00          15.88
   Third Quarter                                                  21.00          12.00
   Second Quarter                                                 14.13           6.75
   First Quarter                                                   9.22           5.88

         On March 21, 1997, the last reported sale price of the Company's Common Stock was $9.00, as reported by the Nasdaq National Market. As of that date, there were approximately 259 holders of record of the Common Stock and 3100 beneficial holders of the Common Stock. The Company has not paid dividends on its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

ITEM 6 - SELECTED FINANCIAL DATA


         The selected financial data set forth below as of and for each of the five-years ended December 31, 1996 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP. The Consolidated Financial Statements as of December 31, 1995 and 1996 for the years then ended are included elsewhere herein. The selected financial data is qualified by and should be read in conjunction with the Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    Year ended December 31,
                                                         --------------------------------------------------------------------------
                                                             1992            1993           1994           1995             1996
                                                         -----------    -----------     ----------     ----------       -----------
 STATEMENT OF OPERATIONS DATA
 Revenues                                                    $3,110         $2,631         $3,424         $8,149           $14,317
 Cost of revenues                                               768            871          1,233          3,318             7,672
                                                         -----------    -----------     ----------     ----------       -----------
     Gross profit                                             2,342          1,760          2,191          4,831             6,645
 Selling, general and administrative expenses                 1,426          1,833          2,694          4,609            11,509
 Amortization of acquired intangible assets                       --             --           410            631               732
 Write-off of unamortized acquired intangible
   assets from the Connective Strategies,
     Inc. acquisition                                             --             --             --             --            2,216
                                                         -----------    -----------     ----------     ----------       -----------
     Operating earnings (loss)                                  916            (73)          (913)          (409)           (7,812)
 Interest income (expense), net                                  19            117             24            (96)              728
                                                         -----------    -----------     ----------     ----------       -----------
     Earnings (loss) before income taxes                        935             44           (889)          (505)           (7,084)
 Income tax expense (benefit)                                   222            (15)          (173)           190                --
                                                         -----------    -----------     ----------     ----------       -----------
     Net earnings (loss)                                        713             59           (716)          (695)           (7,084)
 Preferred stock dividends                                       31            128             85             82                --
                                                         -----------    -----------     ----------     ----------       -----------
     Net earnings (loss) attributable to
       common stock                                          $  682         $  (69)       $  (801)       $  (777)          $(7,084)
                                                         ===========    ===========     ==========     ==========       ===========
 Earnings (loss) per common share                            $  .27         $ (.02)       $  (.25)       $  (.20)          $ (1.34)
                                                         ===========    ===========     ==========     ==========       ===========
 Weighted average number of common
     shares outstanding                                       2,485          3,000          3,229          3,826             5,305



                                                                       December 31,
                                               ------------------------------------------------------------
                                                  1992         1993        1994        1995         1996
                                               ---------     ---------   ----------  ---------    ---------
 BALANCE SHEET DATA
 Working capital                                $ 3,914       $ 3,536     $    671    $ 2,186      $16,664
 Intangible assets                                  298           384        3,974      4,927        3,223
 Total assets                                     4,852         4,812        7,724     15,472       24,653
 Long-term debt                                     --            --           116         47           17
 Stockholders' equity                             4,335         4,236        5,405      8,216       21,861

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

         The Company designs, manufactures and markets enterprise network security solutions using encryption technology. The Company's products are used in electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks, such as the Internet. In order to expand its product offerings, the Company acquired GDS in October 1995. GDS designs, manufactures and markets cryptographic equipment primarily in Switzerland and Europe.

         During 1994, the Company acquired CSI which designs, manufactures and markets communication equipment enabling data/voice connectivity via the ISDN. In the past year, the Company has invested in the development of a new secure communications chip. Due to this new superseding technology, which does not utilize CSI's ISDN product, the Company no longer markets its CSI products to new customers. Consequently, the Company has taken a one-time charge of $2,216,200 related to the write-off of the unamortized acquired intangible assets from this acquisition. Future CSI ISDN product sales are not expected to be significant since the products will only be sold pursuant to commitments to existing customers.

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

         While Management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including the GDS acquisition and new product offerings such as its SafeNet/Enterprise(TM) products for the Internet and the SafeNet/Security Center(TM), a high performance workstation which automatically manages SafeNet/Enterprise(TM) products. Management believes that growth in the market for products that provide secure remote access to computer networks requires the Company to increase its investment in development, sales and marketing activities to allow the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. Accordingly, the Company incurred additional personnel costs associated with expansion of its sales, marketing and engineering staff in 1995 and 1996. However, there can be no assurance that these strategies will be successful.

RESULTS OF OPERATIONS OF THE COMPANY

         The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the years ended December 31:

                                                                               1994     1995      1996
                                                                             ------   ------    ------
 Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    100  %    100  %   100  %
 Cost of revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36        41       54
                                                                             ----       ---      ---
      Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . .     64        59       46
 Selling, general and administrative expenses  . . . . . . . . . . . . . .     79        57       80
 Amortization of acquired intangible assets  . . . . . . . . . . . . . . .     12         7        5
 Write-off of unamortized acquired intangible assets from the CSI
   acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -         -       15
                                                                             ----       ---      ---
      Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . .    (27)       (5)     (54)
 Interest income (expense), net  . . . . . . . . . . . . . . . . . . . . .      1        (1)       5
                                                                             ----       ---      ---
      Earnings (loss) before income tax expense (benefit)      . . . . . .    (26)       (6)     (49)
 Income tax expense (benefit)  . . . . . . . . . . . . . . . . . . . . . .     (5)        2        -
                                                                             ----       ---      ---
 Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    (21) %     (8) %   (49) %
                                                                             ====       ===      ===

Year ended December 31, 1996, Compared to Year ended December 31, 1995

         Revenues increased 76%, or $6,168,199, to $14,317,423 for the year ended December 31, 1996, from $8,149,224 in 1995. Of the increase, $2,228,055 is attributable to network security systems and products, mainly the Company's SafeNet/Enterprise(TM) dial access products for the Internet. The remainder of the increase, $3,940,144, is attributable to the revenues of GDS. Since GDS was acquired in October 1995, the year ended December 31, 1995 includes only two months revenue from GDS. On a pro forma basis, which includes GDS, revenues for 1995 were $13,175,000.

         The Company concluded discussions with MCI in the fourth quarter of 1996 to terminate a previous product agreement under which MCI was obligated to purchase approximately $7.0 million of SafeNet/Enterprise(TM) products during the twelve month period ending in September 1997. Pursuant to a new Alliance and Joint Marketing Agreement between the Company and MCI, the Company has become a member of the MCI Strategic Alliance Program (the "Program") and has received an option to purchase the existing MCI inventory of the Company's SafeNet/LAN(TM) and dial access products at a substantial discount. The Company believes that the Program will provide a significant marketing opportunity for its SafeNet/Enterprise(TM) products as the Program has for its other current participants. There can be no assurance, however, that the Program will be successful for the Company or that the Program will generate sufficient SafeNet/Enterprise(TM) product sales volume to enable the Company to benefit from the discounts offered by MCI. On a pro forma basis, revenues from sales of network security products during the last six months of 1996 increased by $138,000 over similar revenues during the same time period in 1995 when sales to MCI are removed from both periods.

         Cost of revenues increased to 54% for the year ended December 31, 1996, from 41% for 1995. Cost of revenues includes $236,000 in 1996 and $238,000 in 1995 for amortization of a purchase accounting adjustment to the carrying value of GDS inventory. Without this charge cost of revenues was 52% in 1996 and 38% in 1995. On a pro forma basis, which includes GDS, the cost of revenues was 39% in 1995. The 1996 increase reflects higher costs associated with the production of the SafeNet/Enterprise(TM) dial access products for the Internet, changes in GDS product mix, and a favorable profit margin on a large purchase order in the first quarter of 1995. The recent growth in Internet security products has made market share very important. Accordingly, the Company realized a lower gross profit on the SafeNet dial access products sold to MCI in the first half of 1996. It is anticipated that the gross margin will be improved in subsequent periods by developing new products, by changing the product sales mix, by improved sales and marketing activities and by the net service revenues to be generated by the SafeNet/Security Center(TM) which is projected to begin operations in 1997.

         Selling, general and administrative expenses ("SG&A") totaled $11,509,304 in the year ended December 31, 1996, compared to $4,609,358 for 1995. On a pro forma basis, which includes GDS, SG&A totaled $8,180,000 in 1995. The increase in SG&A is primarily related to increased personnel related costs associated with the expansion of the sales, marketing and engineering staffs ($1,446,000), to increased sales and marketing activities ($635,000), to expansion of client support functions ($341,000), and to start-up costs associated with SafeNet Trusted Services ($672,000).

         The Company had a net operating loss of $7,812,682 for the year ended December 31, 1996, compared to $409,397 in 1995. The 1996 operating loss includes charges for amortization of acquired intangible assets from the recent acquisitions of CSI and GDS of $732,644, compared to $630,658 in 1995. The 1996 loss also includes a one-time charge of $2,216,200 for the write-off of unamortized acquired intangible assets from the CSI acquisition.

         Net interest income totaled $728,132 in 1996, which is attributable to the temporary investment of surplus cash that resulted mainly from the Company's public offering of 1,172,500 shares of common stock in February 1996, compared to net interest expense of $95,854 in 1995.

         The Company had no income tax expense for the year ended December 31, 1996, compared with $190,000 for the year ended December 31, 1995. The Company has established a valuation allowance since its ability to fully use the net operating loss is dependent upon future taxable income.

         The Company had a net loss of $7,084,550 for the year ended December 31, 1996, compared to $695,251 in 1995. The loss per common share was $1.34 for the year ended December 31, 1996, of which $.42 is associated with the one-time charge, compared to a loss of $.20 per share in 1995. On a pro forma basis, the net loss was $.30 in 1995.

Year ended December 31, 1995, Compared to Year ended December 31, 1994

         Revenues increased 138%, or $4,725,463, to $8,149,224 for the year ended December 31, 1995, from $3,423,761 in 1994. Network security system and product sales increased $1,482,920. In addition, $946,700 of the increase is attributable to revenues from ISDN products added as a result of the CSI acquisition and $2,295,843 is attributable to GDS revenues after its acquisition. Since CSI was acquired in October 1994, the year ended December 31, 1994 includes only two months revenue from ISDN products. Since GDS was acquired in October 1995, the year ended December 31, 1994 does not includes any revenue from GDS products. On a pro forma basis, which includes CSI and GDS, revenues were $13,175,000 for 1995 and $13,407,000 for 1994.

         Cost of revenues increased to 41% for the year ended December 31, 1995, from 36% for 1994. Cost of revenues in 1995 includes $238,000 for amortization of a purchase accounting adjustment to the carrying value of GDS inventory. Without this charge the cost of revenues was 38% in 1995. On a pro forma basis, the cost of revenues was 39% in 1995, compared to 40% in 1994.

         Selling, general and administrative expenses were $4,609,358 for the year ended December 31, 1995, compared to $2,694,019 for 1994. On a pro forma basis, SG&A totaled $8,180,000 in 1995 and $7,318,000 in 1994. The increase in SG&A was primarily related to GDS expenses for which there were no corresponding amounts in 1994 ($655,000), increased personnel related costs ($1,069,000), increased marketing costs ($231,000), and increased consultants costs related to product development and general corporate purposes ($196,000).

         The Company had a net operating loss of $409,397 for the year ended December 31, 1995, compared to $912,585 in 1994. The 1995 loss includes the charge for amortization of acquired intangible assets of $630,658, compared with $409,813 in 1994.

         Net interest expense totaled $95,854 in 1995, which is primarily attributable to promissory notes issued in the GDS acquisition, compared to net interest income of $24,082 in 1994.

         The Company had income tax expense of $190,000 for the year ended December 31, 1995, compared with an income tax benefit of $173,000 in 1994. The tax expense in 1995, despite the pre-tax loss, is due principally to a $203,000 foreign tax provision on GDS earnings which offset an acquired deferred tax asset, and the establishment of a valuation allowance of $169,500. In addition, the amortization of acquired intangible assets and the amortization of the GDS purchase accounting adjustment are not deductible for income tax purposes.

         The Company's net loss decreased to $695,251 for the year ended December 31, 1995, from a net loss of $715,503 in 1994. The loss per common share was $.20 in the year ended December 31, 1995, compared to $.25 in 1994. On a pro forma basis, the net loss was $.30 in 1995, compared to $.06 in 1994.

LIQUIDITY AND FINANCIAL POSITION OF THE COMPANY

         The Company believes that its current cash resources, together with the cash flows from operations, will be sufficient to meet its needs for its 1997 fiscal year. As of December 31, 1996, the Company had cash, short-term investments and accounts receivable totaling $15,793,000 and a backlog of $1,987,000.

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

         In August 1996, the Company signed a Joint Development and Marketing Agreement with CyberGuard. The companies have developed and intend to market a product that combines the Company's SafeNet/Enterprise(TM) products and CyberGuard's Firewall product. In connection therewith, the Company has prepaid a refundable $1.0 million license fee to CyberGuard which it believes will be recovered through purchases of Firewall products.

         The Company increased its inventory by $1,203,827 during the year. A $1,489,569 increase in finished goods which was partially offset by $285,742 decline in raw materials. The finished goods increase was mainly caused by the cancellation of the MCI contract. Internet security products had been produced in anticipation of being shipped to MCI. While the Company believes that it will sell these products during 1997, there can be no assurance that they will be sold during the period.

         Significant uses of the Company's financial resources in 1996 include $1,274,770 spent on the purchase of fixed assets related primarily to the establishment of its SafeNet/Trusted Services build-out of previously unused office space, and equipment associated with the expansion of its sales, marketing and engineering efforts. Other uses include $280,979 paid to retire certain debt.

INFLATION AND SEASONALITY

         The Company does not anticipate that inflation will significantly impact its business. The Company does not believe its business is seasonal, however, because the Company recognizes revenues upon shipment of finished products, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

ITEM 8 - FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      ----
Independent Auditors' Report                                                                            20

Consolidated Balance Sheets as of December 31, 1995 and 1996                                            21

Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996              23

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996    24

Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996              25

Notes to Consolidated Financial Statements                                                              27

INDEPENDENT AUDITOR'S REPORT




The Board of Directors
Information Resource Engineering, Inc.:

We have audited the accompanying consolidated balance sheets of Information Resource Engineering, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Resource Engineering, Inc. and subsidiaries as of December 31, 1995 and 1996, and results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP


Baltimore, Maryland
March 21, 1997

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1995 and 1996


===================================================================================================================

                                                                                              1995            1996
-------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
  Cash and cash equivalents                                                           $  2,656,494      11,916,991
  Short-term investments                                                                        --       2,311,980
  Accounts receivable (note 4)                                                           4,328,211       1,564,381
  Inventories (note 5)                                                                   2,340,168       3,543,995
  Recoverable income taxes                                                                  32,369              --
  Prepaid expenses                                                                          36,815         101,843
-------------------------------------------------------------------------------------------------------------------

Total current assets                                                                     9,394,057      19,439,190

Equipment and leasehold improvements, net (notes 6 and 9)                                1,069,792       1,842,725
Computer software development costs, net of accumulated amortization of
  $833,222 and $336,525                                                                  2,863,351       1,142,352
Goodwill, net of accumulated amortization of $133,998 and $142,662                       2,063,188       1,080,568
Prepaid license fee (note 16)                                                                   --       1,000,000
Other assets                                                                                81,806         148,406
-------------------------------------------------------------------------------------------------------------------

                                                                                      $ 15,472,194      24,653,241
===================================================================================================================

                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

December 31, 1995 and 1996




====================================================================================================================

                                                                                                1995            1996
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable (note 8)                                                             $     4,053,416              --
  Current maturities of long-term debt (note 9)                                               68,787          18,480
  Accounts payable                                                                         1,376,846       1,288,929
  Accrued expenses (note 7)                                                                1,517,513       1,317,389
  Deferred revenue on maintenance contracts                                                  191,788         150,498
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                  7,208,350       2,775,296

Long-term debt, less current maturities (note 9)                                              47,382          16,710
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                          7,255,732       2,792,006
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity (notes 10 and 14):
  Preferred stock, $.01 par value per share.  Authorized 500,000 shares                           --              --
  Common stock, $.01 par value per share.  Authorized 15,000,000 shares, issued and outstanding 4,244,827 shares in 1995 and 5,458,127 shares
    in 1996                                                                                   42,448          54,581
  Additional paid-in capital                                                               9,712,777      30,917,584
  Deficit                                                                                 (1,512,453)     (8,597,003)
  Cumulative foreign currency translation adjustment                                         (26,310)       (513,927)
--------------------------------------------------------------------------------------------------------------------

Net stockholders' equity                                                                   8,216,462      21,861,235

Commitments (notes 12 and 16)
--------------------------------------------------------------------------------------------------------------------

                                                                                     $    15,472,194      24,653,241
=====================================================================================================================

See accompanying notes to consolidated financial statements.

INFORMATION RESOURCE ENGINEERING, INC.  AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 1994, 1995 and 1996

=====================================================================================================================

                                                                                1994            1995            1996
---------------------------------------------------------------------------------------------------------------------
Revenues (note 4)                                                       $  3,423,761       8,149,224      14,317,423
Cost of revenues (note 4)                                                  1,232,514       3,318,605       7,671,957
---------------------------------------------------------------------------------------------------------------------

Gross profit                                                               2,191,247       4,830,619       6,645,466

Selling, general and administrative expenses                               2,694,019       4,609,358      11,509,304
Amortization of acquired intangible assets (note 3)                          409,813         630,658         732,644
Write-off of unamortized acquired intangible assets from
  the Connective Strategies, Inc. acquisition                                     --              --       2,216,200
---------------------------------------------------------------------------------------------------------------------

Operating loss                                                              (912,585)       (409,397)     (7,812,682)

Interest income (expense), net                                                24,082         (95,854)        728,132
---------------------------------------------------------------------------------------------------------------------

Loss before income tax expense (benefit)                                    (888,503)       (505,251)     (7,084,550)

Income tax expense (benefit) (note 11)                                      (173,000)        190,000              --
---------------------------------------------------------------------------------------------------------------------

Net loss                                                                    (715,503)       (695,251)     (7,084,550)

Preferred stock dividends                                                    (85,870)        (82,270)             --
---------------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders                            $   (801,373)       (777,521)     (7,084,550)
=====================================================================================================================

Loss per common share                                                   $       (.25)           (.20)          (1.34)
=====================================================================================================================

Weighted average number of common shares outstanding                       3,228,806       3,826,831       5,304,984
=====================================================================================================================

See accompanying notes to consolidated financial statements.

INFORMATION RESOURCE ENGINEERING, INC.  AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1994, 1995 and 1996

====================================================================================================================================

                                                                  9% Convertible       Series A convertible
                                                               redeemable cumulative   redeemable cumulative
                                                                  preferred stock        preferred stock          Common stock
                                                               ---------------------   --------------------- -----------------------
                                                                Shares      Amount      Shares      Amount     Shares       Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                                     83,847     $ 838           --       $ --    3,136,851     $ 31,368

  Stock options exercised                                           --        --            --         --          600            6
  Conversion of preferred stock                                  (8,761)      (87)          --         --       20,612          206
  Issuance of common stock and Series A convertible
    redeemable cumulative preferred stock in connection
    with acquisition of Connection Strategies, Inc. (note 3)        --        --             65          1     480,000        4,800
  Preferred stock dividends declared                                --        --            --         --          --           --
  Net loss for 1994                                                 --        --            --         --          --           --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                                     75,086       751            65          1   3,638,063       36,380

  Sale of common stock, net of offering expenses                    --        --            --         --      300,000        3,000
  Stock options exercised                                           --        --            --                     300            3
  Conversion of preferred stock                                 (74,586)     (746)          (65)        (1)    240,464        2,405
  Redemption of preferred stock                                    (500)       (5)          --         --          --           --
  Issuance of common stock upon exercise of warrants, net of
    registration expense                                            --        --            --         --       66,000          660
  Preferred stock dividends declared                                --        --            --         --          --           --
  Net loss for 1995                                                 --        --            --         --          --           --
  Foreign currency translation adjustment                           --        --            --         --          --           --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                        --        --            --         --    4,244,827       42,448

  Sale of common stock, net of offering expenses                    --        --            --         --    1,172,500       11,725
  Stock options exercised                                           --        --            --         --       40,800          408
  Net loss for 1996                                                 --        --            --         --          --           --
  Foreign currency translation adjustment                           --        --            --         --          --           --
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                        --      $ --            --       $ --    5,458,127     $ 54,581
====================================================================================================================================

=================================================================================================================================
                                                                                                    Cumulative
                                                                                                       foreign
                                                                    Additional         Retained       currency               Net
                                                                       paid-in         earnings    translation     stockholders'
                                                                       capital        (deficit)     adjustment            equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                                         4,137,245           66,441            --          4,235,892

  Stock options exercised                                                  774              --             --                780
  Conversion of preferred stock                                           (119)             --             --                --
  Issuance of common stock and Series A convertible
    redeemable cumulative preferred stock in connection
    with acquisition of Connection Strategies, Inc. (note 3)         1,965,199              --             --          1,970,000
  Preferred stock dividends declared                                       --           (85,870)           --            (85,870)
  Net loss for 1994                                                        --          (715,503)           --           (715,503)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                                         6,103,099         (734,932)           --          5,405,299

  Sale of common stock, net of offering expenses                     3,331,036              --             --          3,334,036
  Stock options exercised                                                1,478              --             --              1,481
  Conversion of preferred stock                                         (1,924)             --             --               (266)
  Redemption of preferred stock                                         (5,495)             --             --             (5,500)
  Issuance of common stock upon exercise of warrants, net of
    registration expense                                               284,583              --             --            285,243
  Preferred stock dividends declared                                       --           (82,270)           --            (82,270)
  Net loss for 1995                                                        --          (695,251)           --           (695,251)
  Foreign currency translation adjustment                                  --               --         (26,310)          (26,310)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                                         9,712,777       (1,512,453)       (26,310)        8,216,462

  Sale of common stock, net of offering expenses                    21,023,046              --             --         21,034,771
  Stock options exercised                                              181,761              --             --            182,169
  Net loss for 1996                                                        --        (7,084,550)           --         (7,084,550)
  Foreign currency translation adjustment                                  --               --        (487,617)         (487,617)
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                        30,917,584       (8,597,003)      (513,927)       21,861,235
=================================================================================================================================

See accompanying notes to consolidated financial statements.

INFORMATION RESOURCE ENGINEERING, INC.  AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1994, 1995 and 1996



===============================================================================================================================

                                                                                  1994                1995                1996
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                  $ (715,503)           (695,251)         (7,084,550)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation of equipment                                                142,581             336,826             458,199
      Amortization                                                             127,407             178,821             201,593
      Amortization of acquired intangible assets                               409,813             630,658             732,644
      Write-off of unamortized acquired intangible assets
        from the Connective Strategies, Inc. acquisition                           --                  --            2,216,200
      Deferred income taxes                                                     27,700             215,300                 --
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                              77,006          (2,040,764)          2,608,430
        (Increase) decrease in costs and estimated
          earnings in excess of billing on
          uncompleted contracts                                               (248,700)            248,700                 --
        (Increase) decrease in inventories                                     (82,139)            677,587          (1,425,750)
        (Increase) decrease in recoverable income taxes                       (217,241)            184,872              32,369
        Increase (decrease) in accounts payable                                132,206             136,106             (53,635)
        Increase (decrease) in accrued expenses                                 38,779             384,301            (112,880)
        Decrease in billings in excess of costs and
          estimated earnings on uncompleted contracts                         (104,946)           (199,225)                --
        Increase (decrease) in deferred revenue on
          maintenance contracts                                                 (6,790)             64,759             (41,290)
        Other                                                                   14,806              45,152            (137,878)
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                           (405,021)            167,842          (2,606,548)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of Connective Strategies, Inc., net of
    cash acquired of $143,965                                                  (32,421)                --                  --
  Payment of liabilities assumed in connection with
    the acquisition of Connective Strategies, Inc.                            (968,405)                --                  --
  Acquisition of GRETACODER Data Systems AG,
    net of cash acquired of $131,798                                               --             (439,602)                --
  Sale of short-term investments                                             2,254,569             399,409                 --
  Purchase of short-term investments                                           (67,964)               (902)         (2,311,980)
  Equipment expenditures                                                      (483,959)           (154,862)         (1,274,770)
  Additions to computer software development costs                            (281,418)           (538,200)           (440,568)
  Prepaid license fee                                                              --                  --           (1,000,000)
-------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                         $  420,402            (734,157)         (5,027,318)
-------------------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.  AND SUBSIDIARIES

Years ended December 31, 1994, 1995 and 1996


================================================================================================================

                                                                      1994             1995                1996
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from notes payable                                   $      --           589,000                 --
  Payments of notes payable                                            --        (1,081,351)         (4,053,416)
  Proceeds from issuance of common stock, net of
    offering expense                                                   780        3,620,760          21,216,940
  Redemption of preferred stock                                        --            (5,766)                --
  Payment of preferred stock dividends                             (78,753)        (127,118)                --
  Proceeds from long-term debt                                     155,650              --                  --
  Payments of long-term debt                                       (42,136)         (67,345)            (80,979)
----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                           35,541        2,928,180          17,082,545
----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                --             3,266            (188,182)
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                           50,922        2,365,131           9,260,497

Cash and cash equivalents at beginning of year                     240,441          291,363           2,656,494
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                        $  291,363        2,656,494          11,916,991
================================================================================================================

Cash paid for:
  Interest expense                                              $   16,210           66,481             159,509
================================================================================================================

  Income taxes                                                  $   42,300              800                 --
================================================================================================================

See accompanying notes to consolidated financial statements.

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 31, 1995 and 1996

===============================================================================

 (1)   BUSINESS

       Information Resource Engineering, Inc. ("the Company") is engaged in the business of designing, manufacturing and marketing a line of products which secure data transmissions on computer networks through the use of encryption technology.

       During 1994, the Company acquired Connective Strategies, Inc. ("CSI"), which designs, manufactures and markets communications equipment enabling data and voice connectivity via the Integrated Services Digital Network ("ISDN"). In the past year, the Company has invested in the development of a new secure communications chip. Due to this new superseding technology, which does not utilize CSI's ISDN product, the Company no longer markets its CSI products to new customers. Consequently, the Company has taken a one-time charge of $2,216,200 related to the write-off of the unamortized acquired intangible assets from this acquisition. Future CSI ISDN product sales are not expected to be significant since the products will only be sold pursuant to commitments to existing customers. Results of operations for CSI are included in the accompanying consolidated statements of operations for the period after October 24, 1994.

       On October 31, 1995, the Company acquired all of the issued and outstanding stock of GRETACODER Data Systems AG (formerly Gretag Data Systems AG) ("GDS"), a company which designs, manufactures and markets cryptographic equipment. Results of operations for GDS are included in the accompanying consolidated statement of operations for the period after October 31, 1995.


 (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

       CASH EQUIVALENTS

       The Company considers investments purchased with maturities, at date of purchase, of three months or less to be cash equivalents.

       SHORT-TERM INVESTMENTS

       Short-term investments, which consist of commercial paper and corporate bonds which mature within one year, are stated at the lower of cost or market.


                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================

 (2)   CONTINUED

       REVENUES

       Revenue is recognized from sales when the product is shipped. Unearned income on maintenance contracts is amortized by the straight-line method over the terms of the contracts. Revenues from engineering services are recognized on the percentage of completion method. Contract costs include all direct labor, material costs and the indirect costs related to contract performance. Costs and estimated earnings in excess of billings on uncompleted contracts are recognized as assets. Billings in excess of costs and estimated earnings are recognized as liabilities. Revenues from consulting services are recognized as the services are provided. There was no material accounts receivable related to unbilled consulting services at December 31, 1996.

       INVENTORIES

       Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

       Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation of equipment is determined using the straight-line method over the estimated useful life of five years. Leasehold improvements are amortized over the life of the lease.

       COMPUTER SOFTWARE DEVELOPMENT COSTS

       Computer software development costs are capitalized subsequent to the establishment of technological feasibility for each software product which is evidenced by a detailed program design. Capitalization of costs ceases when the product is available for general release to customers. Such costs are amortized using the straight-line method over five years beginning on product release dates. The Company assesses the recoverability of this intangible asset by comparing the unamortized balance to the net realizable value.

       GOODWILL

       The excess of acquisition costs over the fair value of net assets acquired is amortized on a straight-line basis over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows.

                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================

 (2)   CONTINUED

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

       PRODUCT WARRANTIES

       The Company warrants to the original purchaser that each of its products will be free from defects in materials and workmanship generally for a period of one year from the date of purchase. Expected future product warranty expense is recorded when the product is sold.

       TRANSLATION OF FOREIGN CURRENCIES

       Assets and liabilities of the foreign subsidiary are translated at the exchange rates as of the balance sheet dates; equity accounts are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates for the periods presented. Translation gains and losses are included in stockholders' equity.

       INCOME TAXES

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================

 (2)   CONTINUED

       STOCK OPTIONS

       On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and has elected to continue to apply the intrinsic value method under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees to account for stock-based employee compensation. Under this method, compensation cost is recognized for awards of shares of common stock to employees under compensatory plans only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. SFAS No. 123 permits companies to adopt a new fair value based method to account for stock-based employee compensation plans or to continue using the intrinsic value method. If the intrinsic value method is used, information concerning the pro forma effects on net earnings and earnings per share of adopting the fair value based method for stock-based employee compensation grants made in 1995 and subsequent years is required to be presented in the notes to the financial statements. The pro forma disclosures are presented in note 14 to the consolidated financial statements.

       LOSS PER COMMON SHARE

       The loss per common share is computed by dividing the net loss applicable to common stock, which reflects the preferred stock dividend requirement for 1994 and 1995, by the weighted average number of shares of common stock outstanding during the year and common stock equivalents, to the extent they result in additional per share dilution, arising from the assumed exercise of outstanding stock options and warrants under the treasury stock method.

       USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

       The carrying value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximates fair value due to the short maturity of these instruments.
                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================

 (2)   CONTINUED

       The book value on variable-rate debt approximates fair value due to the variable interest rate. The Company evaluates the fair value of fixed-rate debt based upon rates currently available for similar types of borrowing arrangements. The book value approximates fair value of these instruments.

       SUPPLEMENTARY STATEMENT OF CASH FLOWS INFORMATION

       As described in note 3, during 1994 the Company acquired CSI through the issuance of common stock and Series A Convertible Redeemable Cumulative Preferred Stock with an aggregate estimated fair value of $1,970,000.

       During 1994, as part of the purchase of an automobile, the Company issued a note payable in the amount of $70,000.

       As described in note 3, during 1995 the Company purchased GDS for cash and the issuance of two promissory notes aggregating $3,853,416.


 (3)   ACQUISITIONS

       Connective Strategies, Inc.

       On October 24, 1994, the Company through its wholly-owned subsidiary IRE Acquisition Corp., ("IREAC") acquired all of the issued and outstanding capital stock of CSI. The Agreement and Plan of Merger provided for a share for share stock exchange with all existing CSI shareholders, resulting in the aggregate issuance of 480,000 shares of the common stock of the Company. This transaction effectively transferred all ownership of CSI to the Company and was accounted for under the purchase accounting method. In addition, the Company issued 65 shares, valued at $10,000 per share, of its Series A Convertible Redeemable Cumulative Preferred Stock, which has a dividend rate of 8.75%, in exchange for the cancellation of a promissory note issued by CSI in the principal amount of $650,000. As a result of the plan of merger, CSI was merged into IREAC and IREAC changed its name to Connective Strategies, Inc.

       The aggregate net purchase price for CSI was determined as follows:

        480,000 shares of the Company's common stock (at $2.75 per share)                                      $   1,320,000
        65 shares of Series A Convertible Redeemable Cumulative Preferred Stock                                      650,000
        Signing bonuses paid to two key employees                                                                    100,000
        Liabilities assumed in excess of assets acquired                                                           2,460,836
        Transaction costs                                                                                             76,386
        --------------------------------------------------------------------------------------------------------------------

        Net purchase price                                                                                     $   4,607,222
        ====================================================================================================================




                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================

 (3)   CONTINUED

       The net purchase price was allocated to the acquired tangible and intangible assets based upon the relative fair values as follows:


       Cash                                                         $     143,965
       Other current assets                                               466,026
       Equipment                                                          150,578
       Computer software development costs                              2,564,645
       In-process research and development costs                          208,052
       Signing bonuses to two key employees                               100,000
       Goodwill                                                           973,956
       --------------------------------------------------------------------------

       Net purchase price                                           $   4,607,222
       ==========================================================================

       The in-process research and development costs and the signing bonuses were written off immediately following the acquisition and are included in amortization of acquired intangible assets in the consolidated statement of operations for the year ended December 31, 1994.

       In the past year, the Company has invested in the development of a new secure communications chip. Due to this new superseding technology, which does not utilize CSI's ISDN product, the Company no longer markets its CSI products to new customers. Consequently, the Company has taken a one-time charge of $2,216,200 related to the write-off of the unamortized acquired intangible assets from this acquisition. Future CSI ISDN product sales are not expected to be significant since the products will only be sold pursuant to commitments to existing customers.

       GRETACODER DATA SYSTEMS AG

       On October 31, 1995, the Company acquired all of the issued and outstanding stock of GDS. The Stock Purchase Agreement provided for an initial cash payment of $431,850 and two promissory notes aggregating $3,853,416. Such amount is net of a $400,000 payment discount that the Company received upon payment of the notes in February 1996. This transaction effectively transferred all ownership of GDS to the Company and was accounted for under the purchase accounting method.

       The aggregate net purchase price for GDS was determined as follows:


        Cash purchase price                                     $   431,850
        Notes payable                                             3,853,416
        Transaction costs                                           139,550
        -------------------------------------------------------------------

        Net purchase price                                      $ 4,424,816
        ===================================================================

                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================

 (3)   CONTINUED

       The net purchase price was allocated to the acquired tangible and intangible net assets based upon the relative fair values as follows:

        Cash                                                    $    131,798
        Inventory                                                  2,346,416
        Other current assets                                       1,484,883
        Equipment and leasehold improvements                         412,986
        Deferred tax assets                                          194,000
        Current liabilities                                       (1,368,497)
        Goodwill                                                   1,223,230
        --------------------------------------------------------------------

        Net purchase price                                      $  4,424,816
        ====================================================================

       The Company allocated $474,000 of the purchase price to inventory in excess of the carrying cost of GDS. Of this amount, $238,000 and $236,000 was charged to cost of revenues in 1995 and 1996, respectively.

       Unaudited pro forma results of operations of the Company for the years ended December 31, 1994 and 1995 presented as if the acquisitions of CSI and GDS had occurred on January 1 of the respective years are as follows:


                                                                                      1994             1995
       ------------------------------------------------------------------------------------------------------
        Revenues                                                              $ 13,407,000       13,175,000
       ------------------------------------------------------------------------------------------------------

        Income (loss) before income tax expense                               $     50,000         (932,000)
       ------------------------------------------------------------------------------------------------------

        Net loss                                                              $   (113,000)      (1,122,000)
       ------------------------------------------------------------------------------------------------------

        Net loss attributable to common stockholders                          $   (243,000)      (1,205,000)
       ------------------------------------------------------------------------------------------------------

        Loss per common share                                                 $       (.06)            (.30)
       ======================================================================================================

       The unaudited pro forma results of operations do not purport to be indicative of the results that actually would have been obtained had the operations been consolidated for these periods. The amounts primarily reflect adjustments for the amortization of intangible assets acquired and for interest expense. The write-off of in-process research and development costs and signing bonuses has been excluded in the determination of the 1994 pro forma amounts since such charges are non-recurring. The pro forma net losses for 1994 and 1995 included non-cash charges related to depreciation and amortization of acquired intangible assets of $1,387,000 and $1,442,000, respectively.



                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================

 (4)   REVENUES AND ACCOUNTS RECEIVABLE

       During the three years ended December 31, 1996, revenues from two commercial clients accounted for greater than 10% of annual revenues as follows: one client accounted for 11% of 1994 revenues and one client accounted for 13% of 1995 revenues and 27% of 1996 revenues. In addition revenues from the United States Government were 26%, 20% and 3% of revenues in the years ended December 31, 1994, 1995 and 1996, respectively. During the three years ended December 31, 1996, revenues from non-U.S. clients were 14%, 34% and 47%, respectively. The majority of these revenues were derived from European distributors and financial institutions.

       Revenues include contract engineering revenues of $379,255 and $721,105 in the years ended December 31, 1994 and 1995, respectively. Costs of revenues includes costs applicable to such revenues of $146,212 and $362,109, respectively. There were no revenues from contract engineering in 1996.

       The Company grants credit to clients. Sales terms with clients, including distributors, generally do not provide for right of return privileges for credit, refund or other products. The Company's clients, which include both commercial companies and governmental agencies, are in various industries, including banking, security, communications and distributors of electronic products. Management believes all receivables are collectible and, accordingly, no reserve for uncollectible receivables is recorded at December 31, 1996.


 (5)   INVENTORIES

       Inventories consist of the following:


                                                                 1995            1996
       -------------------------------------------------------------------------------
        Raw materials                                    $  1,736,884       1,451,142
        Finished goods                                        603,284       2,092,853
       -------------------------------------------------------------------------------

                                                         $  2,340,168       3,543,995
       ==============================================================================


                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================

 (6)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

       Equipment and leasehold improvements consist of the following:



                                                                                                     1995                  1996
        -------------------------------------------------------------------------------------------------------------------------
        Equipment                                                                          $    1,106,395             1,873,815
        Automobiles                                                                                88,519                87,636
        Leasehold improvements                                                                    333,800               629,252
        -------------------------------------------------------------------------------------------------------------------------

                                                                                                1,528,714             2,590,703

        Less accumulated depreciation and amortization                                            458,922               847,076
        -------------------------------------------------------------------------------------------------------------------------

                                                                                                1,069,792             1,743,627

        Purchased software, net                                                                        --                99,098
        -------------------------------------------------------------------------------------------------------------------------

                                                                                           $    1,069,792             1,842,725
        =========================================================================================================================




 (7)   ACCRUED EXPENSES

       Accrued expenses consist of the following:


                                                                                   1995            1996
       ------------------------------------------------------------------------------------------------
       Accrued salaries and commissions                                   $     859,043         694,412
       Other                                                                    658,470         622,977
       ------------------------------------------------------------------------------------------------
                                                                          $   1,517,513       1,317,389
       ================================================================================================


 (8)   NOTES PAYABLE

       Notes payable consist of the following:


                                                                                                   1995                     1996
        -------------------------------------------------------------------------------------------------------------------------
        Borrowings outstanding under a $300,000 line of credit agreement with a bank bearing interest at the prime rate plus 1% (9.5% at
          December 31, 1995) secured by trade accounts receivable of
          $1,791,299 at December 31, 1995                                                  $    200,000                      --
        Notes payable in connection with GDS acquisition bearing interest at the prime rate plus 1% (9.5% at December 31, 1995), net of
          $400,000 discount                                                                   3,853,416                      --
        -------------------------------------------------------------------------------------------------------------------------

                                                                                           $  4,053,416                      --
        =========================================================================================================================







                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================

 (9)   LONG-TERM DEBT

       Long-term debt consists of the following:



                                                                                                    1995                    1996
        -------------------------------------------------------------------------------------------------------------------------

        Note payable to bank bearing interest at the prime rate plus 1.25%
          (9.75% at December 31, 1995) and requiring monthly
          principal payments plus interest through February 1, 1997                           $   64,076                    --
        Note payable to finance company bearing interest at 8.95% and requiring monthly payments of principal and interest of $1,740
          through October 1998                                                                    52,093                 35,190
        -------------------------------------------------------------------------------------------------------------------------

                                                                                                 116,169                 35,190

        Less current maturities                                                                   68,787                 18,480
        -------------------------------------------------------------------------------------------------------------------------

                                                                                              $   47,382                 16,710
        =========================================================================================================================



       The notes payable are secured by office equipment and an automobile having a net carrying value of $500,111 at December 31, 1995 and an automobile having a net carrying value of $59,558 at December 31, 1996.

       Aggregate annual maturities on long-term debt as of December 31, 1996 are $18,480 for 1997 and $16,710 for 1998.


 (10)  STOCKHOLDERS' EQUITY

       The 9% convertible redeemable cumulative preferred stock (the "9% preferred stock") required cumulative dividends of $.90 per share payable semiannually. Holders of the 9% preferred stock converted 8,761 and 74,586 shares of such stock into common stock of the Company during the years ended December 31, 1994 and 1995, respectively. The remaining 500 shares of 9% preferred stock were redeemed for cash on June 30, 1995.

       In connection with the offering of the 9% preferred stock, the Company issued the underwriter warrants to purchase 66,000 shares of common stock at $4.675 per share. The warrants were exercised in June 1995. The Company received proceeds from the exercise of $285,243, net of offering expenses.

       In connection with the acquisition of CSI (note 3), the Company issued 65 shares of Series A Convertible Redeemable Cumulative Preferred Stock (the "Series A preferred stock") valued at $10,000 per share. The Series A preferred stock required cumulative dividends payable semiannually at an annual rate of 8.75%. On December 5, 1995, the 65 shares of the Series A preferred stock were converted for 65,000 shares of common stock.


                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================


 (10)  CONTINUED

       On July 7, 1995, the Company effected a two-for-one stock split in the form of a dividend to stockholders. Numbers of shares disclosed herein and per share data have been retroactively adjusted to reflect the stock split for all periods presented.

       In February 1996, the Company completed a public offering of 1,172,500 shares of common stock at a per share price of $20.00. The net proceeds of the Company from the offering were approximately $21,035,000 after deducting offering expenses.


 (11)  INCOME TAXES

       Income tax expense (benefit) consists of the following:


                                                                             1994         1995         1996
       -----------------------------------------------------------------------------------------------------
       Current:
         Federal                                                     $   (172,700)     (29,000)          --
         State                                                            (28,000)      (5,300)          --
         Foreign                                                               --        9,000           --
       -----------------------------------------------------------------------------------------------------

                                                                         (200,700)     (25,300)          --
       -----------------------------------------------------------------------------------------------------

       Deferred:
         Federal                                                           22,700       19,700           --
         State                                                              5,000        1,600           --
         Foreign                                                               --      194,000           --
       -----------------------------------------------------------------------------------------------------

                                                                           27,700      215,300           --
       -----------------------------------------------------------------------------------------------------

                                                                     $   (173,000)     190,000           --
       =====================================================================================================



                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================


 (11)  CONTINUED

       The income tax expense (benefit) differed from the amount computed by applying the Federal income tax rate of 34 percent to loss before income tax expense (benefit) as a result of the following:


                                                                                                 1994          1995           1996

       ---------------------------------------------------------------------------------------------------------------------------
        Computed "expected" tax benefit                                                  $   (302,091)     (171,785)    (2,408,747)
        Increase (reduction) in income taxes resulting from:
             State and local income taxes,
                net of Federal income tax benefit                                             (15,180)       (2,442)      (190,026)
             Amortization of acquired intangible assets,
                not deductible for tax purposes                                               119,650       214,423        249,099
             Write-off of unamortized acquired intangible assets
                from the Connective Strategies, Inc. acquisition
                not deductible for tax purposes                                                    --           --         753,508
             Income tax benefit of tax free interest                                          (22,874)          --              --
             Foreign income taxes at rates less than 34%                                           --       (72,950)            --
             Change in valuation allowance                                                         --       169,500      1,774,500
             Other, net                                                                        47,495        53,254       (178,334)
       ---------------------------------------------------------------------------------------------------------------------------
                                                                                          $  (173,000)      190,000             --
       ============================================================================================================================



       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below at December 31:



                                                                                                              1995            1996
      ----------------------------------------------------------------------------------------------------------------------------
       Deferred tax assets:
         Inventories, due to additional costs inventoried for tax
           purposes pursuant to the Tax Reform Act of 1986                                             $    33,900          67,000
         Net operating loss carryforward                                                                   157,000       1,906,000
         Other                                                                                              17,700          18,000
      ----------------------------------------------------------------------------------------------------------------------------

                                                                                                           208,600       1,991,000
      ----------------------------------------------------------------------------------------------------------------------------
       Deferred tax liabilities:
         Equipment, due to differences in depreciation                                                     (28,600)        (22,000)
         Other                                                                                             (10,500)        (25,000)
      ----------------------------------------------------------------------------------------------------------------------------

                                                                                                           (39,100)        (47,000)
      ----------------------------------------------------------------------------------------------------------------------------

       Net deferred tax asset                                                                              169,500       1,944,000
       Less valuation allowance                                                                           (169,500)     (1,944,000)
      ----------------------------------------------------------------------------------------------------------------------------

                                                                                                       $        --              --
      =============================================================================================================================


                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================


 (11)  CONTINUED

       The Company has net operating loss carryforwards for United States income tax purposes of $4,935,000 which are available to reduce future taxable income through 2011. In addition, the Company has a net operating loss of $1,754,000 which is attributable to CSI's preacquisition period and is available to reduce future taxable income of CSI at the rate of approximately $124,000 per year and expires in various amounts through 2008.

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are allowable. Based on consideration of the above factors management established a valuation allowance for which the balance was $169,500 and $1,944,000 at December 31, 1995 and 1996, respectively.

       The Company has not provided any additional U.S. income taxes on the GDS taxable income since management does not expect to repatriate such earnings.


 (12)  LEASES

       The Company leases office facilities and equipment leases expiring at various dates through 2003. The leases require the Company to pay real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis. The annual minimum rentals under the leases as of December 31, 1996 are as follows:



        1997                                                   $   542,236
        1998                                                       206,506
        1999                                                       216,573
        2000                                                       194,545
        2001                                                       194,545
        Thereafter                                                 328,480
       ===================================================================


       Rent expense for the years ended December 31, 1994, 1995 and 1996 was $120,897, $184,224 and $518,177, respectively.


 (13)  PENSION PLAN

       The Company has a defined contribution pension plan for employees who have completed three months of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to
       Section 401(k) of the Internal

                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================


 (13)  CONTINUED

       Revenue Code (the Code) of 3% to 10% of base compensation up to the maximum allowable contributions as determined by the Code. The Company matches participants' contributions on a discretionary basis. The Company may also make additional discretionary contributions. The Company made no contributions to the plan during the three years ended December 31, 1996.


 (14)  STOCK OPTIONS AND WARRANTS

       The Company has an incentive stock option plan which provides for the granting of stock options to officers, directors, consultants and key employees of the Company. Options issued pursuant to the plan are exercisable at the fair market value of the common stock on the date of the issuance of the option. Either incentive stock options or qualified stock options may be granted under the plan. The vesting and exercise periods are determined by the Board of Directors not to exceed ten years. Options issued to date generally vest 20% per year commencing with dates of employment or dates of grant and expire seven years from date of grant.

       Option transactions during 1994, 1995 and 1996 were as follows:





                                                                          Number                Range of      Weighted average
                                                                       of shares         exercise prices        exercise price
       ------------------------------------------------------------------------------------------------------------------------

       Outstanding at December 31, 1993                                   76,100        $  1.30 to $5.25               $  3.54
         Granted                                                          65,000        $  0.10 to $4.75                  3.82
         Canceled                                                        (27,900)       $  1.30 to $4.94                  5.20
         Exercised                                                          (600)       $           1.30                  1.30
       ------------------------------------------------------------------------------------------------------------------------

       Outstanding at December 31, 1994                                  112,600        $  0.10 to $5.25                  3.22
         Granted                                                         151,000        $ 7.25 to $17.00                  4.06
         Canceled                                                         (9,700)       $ 4.50 to $13.50                  7.48
         Exercised                                                          (300)       $           4.94                  4.94
       ------------------------------------------------------------------------------------------------------------------------

       Outstanding at December 31, 1995                                  253,600        $ 0.10 to $17.00                  9.54
         Granted                                                         393,000        $ 9.88 to $28.63                 18.45
         Canceled                                                        (37,200)       $ 1.30 to $17.00                 12.85
         Exercised                                                       (40,800)       $ 0.10 to $13.50                  4.46
       ------------------------------------------------------------------------------------------------------------------------

       Outstanding at December 31, 1996                                  568,600        $ 1.30 to $28.63               $ 15.92
       ========================================================================================================================

       Exercisable at December 31, 1996                                   78,800        $ 1.30 to $17.00               $  9.42
       ========================================================================================================================


                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================


 (14)  CONTINUED


                                                        Options Outstanding                               Options Exercisable
                                      -----------------------------------------------------------    ------------------------------

                                                        Weighted average
        Range of                         Number                remaining         Weighted average       Number    Weighted average
        exercise prices               of shares         contractual life           exercise price    of shares      exercise price
        ---------------------------------------------------------------------------------------------------------------------------
        $1.30 to $9.88                  105,300               4.97 years                 $   5.90       35,100            $   3.54
        $10.00 to $20.00                285,300               5.88 years                    14.55       43,700               14.14
        $20.38 to $28.63                178,000               6.32 years                    24.02          --                  --
        ---------------------------------------------------------------------------------------------------------------------------

                                        568,600               5.85 years                 $  15.92       78,800            $   9.42
        ===========================================================================================================================


       The Company applies the intrinsic value method in accounting for its Plan and, accordingly, no compensation cost has been recognized for its options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and per share amounts would have been the pro forma amounts indicated below:



                                                                                                          1995                 1996
       -----------------------------------------------------------------------------------------------------------------------------
       Net loss                                                                 As reported        $  (695,251)          (7,084,550)
                                                                                Pro forma             (760,000)          (7,578,000)
       Loss per common share                                                    As reported               (.20)               (1.34)
                                                                                Pro forma                 (.22)               (1.43)
       =============================================================================================================================


       Pursuant to SFAS No. 123, pro forma net loss reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost if reflected over the option's vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

       The weighted average fair values of options granted during 1995 and 1996 were $806,000 and $2,453,000, respectively, on the dates of grant. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 5.83% to 6.76% for 1995 and 5.25% to 6.78% for 1996; expected votality of 32% in both years; dividend yield and expected dividend growth rate of 0% in both years; and expected lives of 5 years and expected forfeitures of 0% for both years.

       In addition, in November 1995, in connection with the private placement of 300,000 shares of the Company's common stock, the Company issued the placement agent warrants to purchase 30,000 shares of common stock at $17.00 per share. The warrants are exercisable at any time during a four-year period commencing on January 29, 1997.




                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================


 (14)  CONTINUED

       The price and number of shares is subject to adjustment in certain circumstances to protect against dilution. Holders of the warrants are not entitled to vote, receive dividends or exercise any of the rights of holders of shares of common stock for any purpose until such warrants are exercised.

       At December 31, 1996, the Company had reserved 983,900 shares of common stock for the stock option plan and conversion of outstanding warrants.


 (15)  LITIGATION

       In June 1994, a former employee of Industrial Resource Engineering, Inc., a predecessor firm to the Company, commenced an action against the Company in the Circuit Court for Baltimore County by filing a complaint for a declaratory judgment and other relief with respect to the ownership of 72,000 shares of the Company's common stock (as presently constituted), which she claims was issued to her in consideration of services performed in 1986.

       In August 1995 the Company settled the litigation. Pursuant to the terms of the settlement, the Company released 63,625 shares of the Company's common stock owned by the plaintiff and retired the balance of the plaintiff's shares retroactive to date of issue. Since the 72,000 shares have, at all times prior to the settlement, been reflected on the consolidated balance sheet as being issued and outstanding, the effect on earnings per shares is minimal.


 (16)  OTHER COMMITMENTS AND CONTINGENCIES

       In August 1996, the Company signed a joint development and marketing agreement ("agreement") with CyberGuard Corporation ("CyberGuard"). The companies have developed and intend to market a product that combines the Company's SafeNet products and CyberGuard's Firewall product. In connection therewith, the Company has prepaid a refundable $1.0 million license fee to CyberGuard which will be recovered through purchases of Firewall products. In the event that this agreement is terminated prior to such credit aggregating $1.0 million, then CyberGuard shall repay to the Company the balance of the $1.0 million prepaid license fee within one year of the date of such termination with interest at the prime rate of interest.



                                                                   (Continued)

INFORMATION RESOURCE ENGINEERING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


===============================================================================


 (17)  OPERATIONS OUTSIDE THE UNITED STATES

       Net income (loss) of the Company's non-U.S. subsidiary was $403,769 and $(298,872) for 1995 and 1996, respectively. Net sales to unaffiliated customers of the Company's non-U.S. subsidiary were $2,295,843 and $6,235,987 for 1995 and 1996, respectively.

       The Company's investment in identifiable assets and liabilities located outside the United States was as follows at December 31:



                                                               1995            1996
      ------------------------------------------------------------------------------
       Current assets                                  $  4,405,063       4,002,221
       Property, plant and equipment, net                   414,968         190,187
      ------------------------------------------------------------------------------

       Total assets                                       4,820,031       4,192,408

       Current liabilities                                1,220,648       1,257,190
      ------------------------------------------------------------------------------

       Net assets                                      $  3,599,383       2,935,218
      ==============================================================================



===============================================================================

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.
                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The directors and executive officers of the Company are as follows:

        NAME                             AGE                    POSITION
 ------------------                      ---        -----------------------------------------------
 Anthony A. Caputo                       55         Chairman, Chief Executive Officer and President
 Charles D. Brown                        39         Senior Vice President, Sales
 Michael M. Kaplan                       52         Senior Vice President, Technology
 Jill Leukhardt                          40         Senior Vice President, Marketing, Director
 David A. Skalitzky                      61         Vice President of Finance and Administration,
                                                    Secretary and Treasurer
 Douglas E. Kozlay                       57         Principal Engineer, Director
 Ira A. Hunt, Jr                         72         Director
 Bruce R. Thaw                           43         Director

         All directors hold office until the next annual meeting of shareholders or until their respective successors are elected and qualify. Executive officers hold office until their successors are chosen and qualify, subject to earlier removal by the Board of Directors. Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

         Anthony A. Caputo, the Chairman, Chief Executive Officer and President of the Company, invested in the Company in 1986, and became a director in November 1986. In 1982, Mr. Caputo founded another computer security firm, TACT Technology, as a division of a public company, and after securing outside funding through a $3.0 million limited partnership in 1984, managed TACT as a separate company. Mr. Caputo resigned from TACT Technology in November 1986 to join the Company. Mr. Caputo has over 20 years' experience in the computer industry, in marketing and management capacities. In June 1993, Mr. Caputo was named Maryland's High Tech Entrepreneur of the Year, an annual award sponsored by organizations including Inc. Magazine, Ernst and Young LLP and Merrill Lynch. He has served as an officer of several publicly traded companies including International Mobile Machines Inc., and Comshare, Inc., as well as Value Software, now part of Computer Associates, Inc. Currently, Mr. Caputo is also a director of Egan Systems, Inc., a publicly traded computer software firm.

         Charles D. Brown joined the Company in September 1995 in connection with the Company's acquisition of CSI and became a Senior Vice President, Sales of the Company in June 1995. From 1983 to 1995 he was the President and CEO of CSI where he developed product concepts for CSI's range of ISDN products. With 19 years' experience in data networking, Mr. Brown is a recognized expert in network technology. He has lectured on LANs for INTEROP, Inc., TCP/IP for COMNET, has taught privately at IBM and AT&T Bell Laboratories and has served as a Local Area Network Program Director for Data-Tech Institute. Prior to forming CSI, Mr. Brown was the Manager of Network Development for the MCI Mail national network. Previously he was the liaison for the University of Southern California -- Information Sciences Institute to organizations in Washington, D.C. and the Strategic Air Command.

Michael M. Kaplan joined the Company in February 1996 as Senior Vice President, Technology. Formerly the Director of Secure Technologies at AT&T Bell Laboratories, Mr. Kaplan led the design, development and support of AT&T's security products for voice, data, fax and video applications. Mr. Kaplan was employed at AT&T Bell Labs for twenty-seven years and holds a Master of Science in Mathematics from Adelphi University and a Bachelor of Arts in Mathematics from Queens College. Mr. Kaplan holds four patents for various aspects of telephone security devices and associated services and there are two additional patents pending.


         Jill Leukhardt has been a Senior Vice President, Marketing of the Company since June 1995. She served as the Vice President of Sales and Marketing of the Company from 1989 to 1995. She was appointed a director of the Company in December, 1990. Ms. Leukhardt possesses a graduate level degree in Electrical Engineering. From 1980 to 1986, Ms. Leukhardt was a Marketing Manager at Intel Corporation where she managed several projects including the planning, specification and initial marketing of the 80386 microprocessor. Prior to joining the Company, from 1986 to 1989, she served as Vice President-Marketing for Micro Wholesalers, Inc., a microcomputer distributor. She has also served as a Trustee of Johns Hopkins University since July 1992.

         David A. Skalitzky has been the Vice President of Finance and Administration of the Company since 1989. Mr. Skalitzky was appointed Secretary and Treasurer of the Company in March 1993 and December 1990, respectively. From 1983 to 1989, he was an independent financial consultant. From 1968 to 1983, he was employed by PHH Group, a public company engaged in executive relocation and leasing where he served as a financial officer. Previously, from 1959 to 1968 Mr. Skalitzky, a Certified Public Accountant, was employed by Deloitte, Haskins and Sells.

         Douglas E. Kozlay is the co-founder, and was President, of the Company from 1983 until March 1993. Mr. Kozlay's principal responsibilities include serving as the Company's chief technical officer providing guidance and advice on product architecture to the Chief Executive Officer and performing engineering functions as required. Mr. Kozlay has been a director of the Company since its inception. From 1979 to 1982 Mr. Kozlay served as President of EMAX, Inc., a company which designed and marketed data acquisition and control systems. Previously, Mr. Kozlay has served as a manager of a research and development laboratory for the U.S. National Security Agency and design engineer for IBM Corporation. In 1982 Mr. Kozlay was Director of Industrial Automation for EMC Controls. He currently teaches graduate level courses in robotics at Loyola College of Baltimore.

         Ira A. Hunt, Jr. has been a director of the Company since December 1990. He is currently President of BIOSAT, a small technology firm which utilizes satellite data to monitor the status of agricultural crops worldwide. Mr. Hunt is a graduate of the U.S. Military Academy, West Point, New York. He served 33 years in various command and staff positions in the U.S. Army, retiring from active military service as a Major General in 1978. Subsequently he was President of Pacific Architects and Engineers in Los Angeles, California and a Vice President of Frank E. Basil, Inc. in Washington, D.C. Mr. Hunt has a Masters of Science degree in civil engineering from the Massachusetts Institute of Technology; an MBA from the University of Detroit; a Doctor of the University degree from the University of Grenoble, France; and a Doctor of Business Administration degree from George Washington University.

         Bruce R. Thaw has been a director of the Company since December 1990. From 1987 to the present, Mr. Thaw has served as general counsel to the Company. Mr. Thaw was admitted to the bar of the State of New York in 1978 and the California State Bar in 1983. Mr. Thaw is also a director of Amtech Systems, Inc., a publicly traded company engaged in the semiconductor industry.

         The Company's By-Laws provide for the election of directors at the annual meeting of shareholders, such directors to hold office until the next annual meeting and until their successors are duly elected and qualified. The By-Laws also provide that the annual meeting of shareholders be held each year at such time, date and place as the Board of Directors shall determine by resolution. Directors may be removed at any time for cause by the Board of Directors and with or without cause by a majority of the votes cast by the shareholders entitled to vote for the election of directors.

         Officers will normally be elected at the annual meeting of the Board of Directors held immediately following the annual meeting of shareholders, to hold office for the term for which elected and until their successors are duly elected and qualified. Officers may be removed by the Board of Directors at any time with or without cause.

         In January 1997, the Company announced the formation of an advisory board chaired by former United States Treasury Secretary William E. Simon. Developed to assist in building shareholder value by managing and maintaining Company expansion, the Company expects to add additional high-caliber executives to its board. Subsequently, the Company announced the addition of Dr. Vinton G. Cerf, MCI's Senior Vice President of Internet Architecture and Daniel L. Mosley, a partner in the law firm of Cravath, Swaine & Moore, to the board.

         The Company's Certificate of Incorporation contains provisions indemnifying its officers, directors, employees and agents against certain liabilities.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the definitive Proxy Statement the Company will be filed with the Securities and Exchange Commission, no later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the definitive Proxy Statement the Company will be filed with the Securities and Exchange Commission, no later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the definitive Proxy Statement the Company will be filed with the Securities and Exchange Commission, no later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)   1. The financial statements filed as part of this report are listed separately on the Index To
          Financial Statements on page 19 of this Form.
       2. Financial Statement Schedules:  None
 (b)   Reports on Form 8-K:  None
 (c)   Exhibits required by Item 601 of Regulation S-K:
       3A     Articles of Incorporation of Registrant, as filed with the Secretary of State of
              Delaware on November 1, 1988, as amended on March 6, 1989, May 19, 1989, September 22,
              1992, June 30, 1995 and October 4, 1995                                                      1/B/R(1)
       3B     By-laws of Registrant                                                                        1/B/R(2)
       4      Specimen of Common Stock Certificate of Registrant                                           1/B/R(2)
       10A    Sublease dated November 2, 1993 for facility at 8029 Corporate Drive, Baltimore, Md.         1/B/R(3)
       10B    Stock Option Plan                                                                            1/B/R(4)
       10C    Employment Agreement with Douglas Kozlay                                                     1/B/R(2)
       10D    Form Employee Non-Disclosure Agreement                                                       1/B/R(2)
       10E    Award Contract with United States Department of the Treasury                                 1/B/R(4)
       10F    Agreement with GTE Government Systems Corporation                                            1/B/R(5)
       10G    Agreement and Plan of Merger dated September 30, 1995 with Connective Strategies, Inc.       1/B/R(6)
       10H    Employment Agreement with Charles D. Brown                                                   1/B/R(7)
       10I    Agreement between the Registrant and AT&T International, Inc. for the acquisition of
              Gretag Data Systems AG                                                                       1/B/R(8)
       10J    Agreement between the Registrant and MCI Telecommunications Corporation                      1/B/R(9)

       10K    Employment Agreement between GDS and Dr. Kurt H. Mueller                                     1/B/R(1)
       10L    Placement Agent Warrant                                                                      1/B/R(1)
       10M    Alliance and Joint Marketing Agreement between the Registrant and MCI Telecommunications
              Corporation
       10N    Joint Development and Marketing Agreement between the Registrant and CyberGuard
              Corporation
       10O    Employment Agreement with Anthony Caputo
       11     Statement re computation of per share loss
       21     Subsidiaries of Registrant
       27     Financial Data Schedule
--------------

(1) Filed as an exhibit to the Registration Statement on Form SB-2 (File No. 33-80161) of the Registrant and incorporated herein by reference.

(2) Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

(3) Filed as an exhibit to Form 10-KSB for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(4) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-52066) of the Registrant and incorporated herein by reference.

(5) Filed as an exhibit to Form 10-KSB for the fiscal year ended December 31, 1995 and incorporated herein by reference.

(6) Filed as an exhibit to Form 8-K, dated October 24, 1995 and incorporated herein by reference.

(7) Filed as an exhibit to Form 10-QSB for the quarterly period ended June 30, 1995 and incorporated herein by reference.

(8) Filed as an exhibit to Form 8-K dated October 31, 1995 and incorporated herein by reference.

(9) Filed as an exhibit to Form 10-QSB for the quarterly period ended September 30, 1995 and incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                          INFORMATION RESOURCE ENGINEERING, INC.


                          By:      /s/  ANTHONY A. CAPUTO
                             -----------------------------------------------
                                        Anthony A. Caputo
                             Chairman, Chief Executive Officer and President

         Date:  March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                     TITLE                               DATE
                ---------                                     -----                               ----
        /s/ ANTHONY A. CAPUTO              Chairman, Chief Executive Officer                      March 28, 1997
-------------------------------------      and President
            Anthony A. Caputo

                                           Senior Vice President, Marketing, Director             March 28, 1997
-------------------------------------
            Jill L. Leukhardt

        /s/ DAVID A. SKALITZKY             Vice President of Finance and                          March 28, 1997
-------------------------------------      Administration, Secretary and Treasurer
            David A. Skalitzky             (Principal Financial and Accounting
                                           Officer)

        /s/ DOUGLAS E. KOZLAY              Director                                               March 28, 1997
-------------------------------------
            Douglas E. Kozlay

        /s/ IRA A. HUNT, JR.               Director                                               March 28, 1997
-------------------------------------
            Ira A. Hunt, Jr.

        /s/ BRUCE R. THAW                  Director                                               March 28, 1997
-------------------------------------
            Bruce R. Thaw