Form 10-Q
period 1997-03-31
INFORMATION RESOURCE ENGINEERING INC
filed 1997-05-15
CIK 850313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

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


                                 (410) 931-7500
                                 --------------
                         (Registrant's telephone number)




Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -    -
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of May 12, 1997 was 5,462,127.

                     INFORMATION RESOURCE ENGINEERING, INC.
                               TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
 PART I.              FINANCIAL INFORMATION

   Item 1.            FINANCIAL INFORMATION

                      Consolidated Balance Sheet as of December 31, 1996 and March 31, 1997                         3

                      Consolidated Statements of Operations for the three months ended March 31,
                      1996 and 1997                                                                                 4

                      Consolidated Statements of Stockholders' Equity for the three months ended
                      March 31, 1996 and 1997                                                                       5

                      Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1997      6

                      Notes to Consolidated Financial Statements                                                    7

    Item 2.           Management's Discussion and Analysis of Financial Condition and Results of                    8
                      Operations

 PART II.             OTHER INFORMATION                                                                            10

    Item 6.           Exhibits and Reports on Form 8-K

 SIGNATURES                                                                                                        10

 EXHIBITS             11 and 27                                                                                    11

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,      March 31,
                                                                                              1996            1997
                                         Assets                                           ------------      ---------
                                         ------                                              (Note)         Unaudited
 Current assets:

     Cash and cash equivalents                                                           $11,916,991      $  2,751,897

     Short-term investments                                                                2,311,980         8,331,081

     Accounts receivable                                                                   1,564,381         3,152,718

     Inventories                                                                           3,543,995         3,510,617

     Prepaid expenses                                                                        101,843           378,947
                                                                                          ----------        ----------
             Total current assets                                                         19,439,190        18,125,260

 Equipment and leasehold improvements, net of accumulated
      depreciation of $847,747 and $965,899                                                1,842,725         1,799,807

 Computer software development costs, net of accumulated
      amortization of $336,525 and $402,229                                                1,142,352         1,217,872

 Goodwill, net of accumulated amortization of $142,662 and $173,243                        1,080,568         1,049,987

 Prepaid license fee                                                                       1,000,000           997,500

 Other assets                                                                                148,406           121,710
                                                                                          ----------        ----------
                                                                                         $24,653,241      $ 23,312,136
                                                                                         ===========      ============
                          Liabilities and Stockholders' Equity
                          ------------------------------------

 Current liabilities:

     Current maturities of long-term debt                                                $    18,480      $     18,896

     Accounts payable                                                                      1,288,929         1,388,591

     Accrued expenses                                                                      1,317,389         1,530,905

     Deferred revenue on maintenance contracts                                               150,498           143,146
                                                                                          ----------        ----------
             Total current liabilities                                                     2,775,296         3,081,538

 Long-term debt, less current maturities                                                      16,710            11,827
                                                                                          ----------        ----------
             Total liabilities                                                             2,792,006         3,093,365
                                                                                          ----------        ----------

 Stockholders' equity:

     Preferred stock, $.01 par value per share.
       Authorized 500,000 shares, issued and outstanding, none                                --                --

     Common stock, $.01 par value per share.
       Authorized 15,000,000 shares, issued and outstanding 5,458,127
       shares in 1996 and 5,461,527 in 1997                                                   54,581            54,615

     Additional paid-in capital                                                           30,917,584        30,925,809

     Deficit                                                                              (8,597,003)      (10,021,148)

     Cumulative foreign currency adjustment                                                 (513,927)         (740,505)
                                                                                          ----------        ----------
             Total stockholders' equity                                                   21,861,235        20,218,771
                                                                                          ----------        ----------
                                                                                         $24,653,241      $ 23,312,136
                                                                                         ===========      ============

 Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                  (UNAUDITED)





                                                                                          1996            1997
                                                                                          ----            ----
  Revenues                                                                            $ 3,324,652      $ 3,150,116

  Cost of revenues                                                                      1,961,013        1,461,191
                                                                                      -----------      -----------

      Gross profit                                                                      1,363,639        1,688,925

  Operating expenses

      Research and development expenses                                                   915,639          936,555

      Sales and marketing expenses                                                        848,971        1,649,212

      General and administrative expenses                                                 438,252          635,767

      Amortization of acquired intangible assets                                          183,161           30,581
                                                                                      -----------      -----------

                                                                                        2,386,023        3,252,115
                                                                                      -----------      -----------

      Operating loss                                                                   (1,022,384)      (1,563,190)

  Interest income, net                                                                     98,938          139,045
                                                                                      -----------      -----------

      Loss before income taxes                                                           (923,446)      (1,424,145)

  Income taxes                                                                                 --               --
                                                                                      -----------      -----------
      Net loss                                                                        $  (923,446)     $(1,424,145)
                                                                                      ===========      ===========

  Loss per common share                                                               $      (.19)     $      (.26)
                                                                                      ===========      ===========

  Weighted average number of common shares outstanding                                  4,911,395        5,459,240
                                                                                      ===========      ===========



          See accompanying notes to consolidated financial statements

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)




                                Common stock            Additional                          Cumulative              Net
                                ------------             paid-in                         foreign currency       stockholders'
                             Shares       Amount         capital           Deficit          adjustment            equity
                             ------       ------         -------           -------          ----------            ------
Three Months Ended March 31, 1996

Balance at beginning
   of period               4,244,829     $42,448       $ 9,712,777       $(1,512,453)       $ (26,310)          $ 8,216,462

Sale of common stock,
   net of offering
   expenses                1,172,500      11,725        21,047,145                --               --            21,058,870

Net loss                          --          --                --          (923,446)              --              (923,446)

Foreign currency
   translation
   adjustment                     --          --                --                --         (106,686)             (106,686)
                           ---------     -------       -----------       -----------        ---------           -----------
Balance at end of
   period                  5,417,329     $54,173       $30,759,922       $(2,435,899)       $(132,996)          $28,245,200
                           =========     =======       ===========       ===========        =========           ===========




                                Common stock            Additional                            Cumulative             Net
                                ------------             paid-in                           foreign currency     stockholders'
                            Shares        Amount         capital             Deficit          adjustment            equity
                            ------        ------         -------             -------          ----------            ------
Three Months Ended March 31, 1997

Balance at beginning
   of period              5,458,127      $54,581       $30,917,584         $(8,597,003)        $(513,927)         $21,861,235

Stock options
   exercised                  3,400           34             8,225                  --                --                8,259

Net loss                         --           --                --          (1,424,145)               --           (1,424,145)

Foreign currency
   translation
   adjustment                    --           --                --                  --          (226,578)            (226,578)
                          ---------      -------       -----------        ------------         ---------          -----------
Balance at end of
   period                 5,461,527      $54,615       $30,925,809        $(10,021,148)        $(740,505)         $20,218,771
                          =========      =======       ===========        ============         =========          ===========


          See accompanying notes to consolidated financial statements

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                  (UNAUDITED)

                                                                                  1996                  1997
                                                                                  ----                  ----
Cash flows from operating activities:
   Net loss                                                                   $  (923,446)           $(1,424,145)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation of equipment                                                   93,896                133,725
       Amortization                                                                35,863                 69,454
       Amortization of acquired intangible assets                                 183,159                 30,581

       Changes in operating assets and liabilities
           (Increase) decrease in accounts receivable                           1,404,879             (1,638,454)
           Increase in inventories                                               (399,179)               (73,427)
           Increase in prepaid expenses                                          (109,302)              (277,353)
           Increase in accounts payable                                         1,176,287                141,318
           Increase (decrease) in accrued expenses                               (257,583)               257,458
           Decrease in deferred revenue on maintenance contracts                  (47,678)                (7,352)
           Other                                                                   23,500                 25,446
                                                                              -----------            -----------
                Net cash provided by (used in) operating activities             1,180,396             (2,762,749)
                                                                              -----------            -----------
Cash flows from investing activities:
   Purchase of short-term investments                                              --                 (6,019,101)
   Equipment expenditures                                                         (96,805)              (104,786)
   Additions to computer software development costs                              (123,648)              (141,224)
                                                                              -----------            -----------
            Net cash used in investing activities                                (220,453)            (6,265,111)
                                                                              -----------            -----------

Cash flows from financing activities:
   Payments of notes payable                                                   (4,053,416)                    --
   Proceeds from sale of common stock, net of offering expense                 21,058,870                  8,259
   Payments of long-term debt                                                     (17,056)                (4,467)
                                                                              -----------            -----------
            Net cash provided by financing activities                          16,988,398                  3,792
                                                                              -----------            -----------

Effect of exchange rate changes on cash                                           (10,730)              (141,026)
                                                                              -----------            -----------
Net increase (decrease) in cash and cash equivalents                           17,937,611             (9,165,094)

Cash and cash equivalents at beginning of period                                2,656,494             11,916,991
                                                                              -----------            -----------
Cash and cash equivalents at end of period                                    $20,594,105            $ 2,751,897
                                                                              ===========            ===========
Cash paid for

   Interest expense                                                           $   124,964            $       944
                                                                              ===========            ===========

   Income taxes                                                               $    --                $     --
                                                                              ===========            ===========





          See accompanying notes to consolidated financial statements

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (UNAUDITED)
(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included.

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

(2) Revenues

One commercial client accounted for 18% of revenues in the three month period ended March 31, 1997. A second commercial client accounted for 42% of revenues in the three month period ended March 31, 1996.

Revenues from foreign clients were 35% and 41% in the three month periods ended March 31, 1996 and 1997, respectively. The majority of these revenues were derived from sales to unaffiliated customers of the Company by the Company's Swiss subsidiary.

(3) Inventories

Inventories consists of the following at March 31, 1997:

       Raw materials                       $1,430,975
       Finished goods                       2,079,642
                                           ----------
             Total                         $3,510,617
                                           ==========

(4) Accrued Expenses

Accrued expenses consists of the following at March 31, 1997:


       Accrued salaries and commissions    $  903,937
       Other                                  626,968
                                           ----------
                            Total          $1,530,905
                                           ==========

(5) Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses are allowable. Based on consideration of the above factors, management determined an increase in the valuation allowance of $166,000 and $476,000 was required at March 31, 1996 and 1997, respectively. The cumulative valuation allowance at March 31, 1997 was $2,420,000.

(6) Loss per Common Share

The loss per common share for the three month period ended March 31, 1996 and 1997 was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period and common stock equivalents, to the extent they result in additional per share dilution, arising from the assumed exercise of outstanding stock options and warrants under the treasury stock method.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            (UNAUDITED) (Continued)

Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, was issued in February 1997 and, effective for financial statements issued for periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the consolidated statement of operations and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earlier application is not permitted, however, adoption will not have a material effect on EPS.


          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

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

Overview

   The Company designs, manufactures and markets enterprise network security solutions using encryption technology. The Company's products are used in electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks, such as the Internet. In order to expand its product offerings, the Company acquired Gretacoder Data Systems AG ("GDS") in October 1995. GDS designs, manufactures and markets cryptographic equipment primarily in Switzerland and Europe.

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

   While Management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including the GDS acquisition and new product offerings such as its SafeNet/Enterprise(TM) products for the Internet and the SafeNet/Security Center(TM), a high performance workstation which automatically manages SafeNet/Enterprise(TM) products. Management believes that growth in the market for products that provide secure remote access to computer networks requires the Company to increase its investment in development, sales and marketing activities to allow the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. Accordingly, the Company incurred additional personnel costs associated with expansion of its sales, marketing and engineering staff in 1996 and 1997. However, there can be no assurance that these strategies will be successful.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations of the Company

Three Months ended March 31, 1997 Compared to Three Months ended March 31, 1996

   The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the three months ended March 31:

                                                                                     1996       1997
                                                                                    ------     ------
                  Revenues                                                           100%       100%
                  Cost of revenues                                                    59         46
                                                                                     ---        ---
                    Gross profit                                                      41         54
                  Operating expenses
                    Research and development                                          27         30
                    Sales and marketing expenses                                      26         52
                    General and administrative expenses                               13         20
                  Amortization of acquired intangible assets                           6          1
                                                                                     ---        ---
                                                                                      72        103
                                                                                     ---        ---
                    Operating loss                                                   (31)       (49)
                  Interest income, net                                                 3          4
                                                                                     ---        ---
                    Loss before income taxes                                         (28)       (45)
                  Income taxes                                                        --         --
                                                                                     ---        ---
                  Net loss                                                           (28)%      (45)%
                                                                                     ===        ===

   Revenues decreased 5% or $174,536 to $3,150,116 for the three months ended March 31, 1997, from $3,324,652 for the same period in 1996. While the Swiss franc revenues of GDS increased slightly, the exchange rate decline resulted in a quarter to quarter decrease in revenues of $165,000. During the 1997 quarter the Company was able to generate revenues from new and existing clients that offset the loss of revenue due to the termination of the product agreement with MCI Telecommunications Corporation ("MCI"). Revenues from MCI were $1,397,000 in the first quarter of 1996.

   Cost of revenues decreased to 46% for the three months ended March 31, 1997 compared to 59% for the same period in 1996. The 1996 cost of revenues included $236,000 for amortization of a purchase accounting adjustment to the carrying value of GDS inventory. Without this charge, the cost of revenues was 52% in 1996. During 1996, the Company realized a lower gross profit on the SafeNet dial access products sold to MCI in order to obtain increased market share. SafeNet/Trusted Services ("Services"), a provider of virtual private network security management, started generating revenue in the 1997 quarter. On a pro forma basis with Services revenues and cost of revenues removed, cost of revenues was 43% for the quarter. It is anticipated that the gross margin will continue to improve in subsequent periods due to the development of new products, changes in product sales mix, improved sales and marketing activities and by increases in the net service revenues generated by Services.

   Sales and marketing expenses increased by 94% or $800,241 to $1,649,212 compared to $848,971 for the same period in 1996. The increase is primarily related to increased personnel related costs associated with the expansion of the sales and marketing staffs ($427,000) and with the increased sales and marketing activities ($344,000). This is consistent with the Company's strategy to continue to invest in its core business in order to increase its market share.

   General and administrative expenses increased by 45% or $197,515 to $635,767 compared to $438,252 for the same period in 1996. The increase is primarily related to increased personnel costs associated with the expansion of the support functions ($95,000), with the use of outside services for general corporate purposes ($66,000) and with travel expenses ($35,000).

   In the fourth quarter of 1996, the Company took a one-time charge related to the write-off of the unamortized acquired intangible assets from the acquisition of Connective Strategies, Inc. As a result, the quarterly amortization of acquired intangible assets has now been reduced by $152,580.

   The Company had no income tax benefit in either period. A valuation allowance has been established since the Company's ability to use the net operating loss is dependent upon future taxable income.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

     The Company had a net loss of $1,424,145 for the three month ended March 31, 1997 compared to a net loss of $923,446 for the same period in 1996. The loss per common share was $.26 in 1997 compared to $.19 in 1996.

Liquidity and Financial Position of the Company

     The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. As of March 31, 1997, the Company had cash, short-term investments and accounts receivable totaling $14,236,000 and a backlog of $3,050,000.

     Significant uses of the Company's cash balances during the first quarter of 1997 included the purchase of short-term investments ($6,019,000) and the funding of operating activities ($2,763,000). Accounts receivable increased by $1,638,000 during the quarter due to a large volume of shipments in the last month of the quarter.

     In August 1996, the Company signed a Joint Development and Marketing Agreement with CyberGuard Corporation ("CyberGuard"). The companies have developed and are marketing a product that combines the Company's SafeNet/Enterprise products and CyberGuard's Firewall product. In connection therewith, the Company has prepaid a refundable $1.0 million license fee to CyberGuard which it believes will be recovered through purchases of Firewall products.

     During 1996, the Company experienced a significant increase in its finished goods inventory as a result of the cancellation of the MCI contract since internet security products had been produced in anticipation of being shipped to MCI. While the Company believes that it will sell these products during 1997, there can be no assurance that they will be sold during the period.

Inflation and Seasonality

     The Company does not believe that inflation will significantly impact its business, The Company does not believe its business is seasonal, however, because the Company revenues upon shipment of finished products, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits required by Item 601 of Regulation S-B.

              11 Statement re computation of per share earnings

              27 Financial Data Schedule

         (b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INFORMATION RESOURCE ENGINEERING, INC.

May 13, 1997
                                By:/s/Anthony A. Caputo
                                   --------------------
                                ANTHONY A. CAPUTO,
                                Chairman, President and Chief Executive Officer

May 13, 1997
                                By:/s/David A. Skalitzky
                                   ---------------------
                                DAVID A. SKALITZKY,
                                Vice President, Finance
                                (Principal Financial and Accounting Officer)