Form 10-Q
period 1997-06-30
INFORMATION RESOURCE ENGINEERING INC
filed 1997-08-14
CIK 850313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20634
                     INFORMATION RESOURCE ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

                             -------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of August 11, 1997 was 5,462,727.

                     INFORMATION RESOURCE ENGINEERING, INC.
                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I.            FINANCIAL INFORMATION

  Item 1.          FINANCIAL INFORMATION


                   Consolidated Balance Sheets as of December 31, 1996 and June 30,                   3
                   1997

                   Consolidated Statements of Operations for the three months and
                   six months ended June 30, 1996 and 1997                                            4

                   Consolidated Statements of Stockholders' Equity for the six
                   months ended June 30, 1996 and 1997                                                5

                   Consolidated Statements of Cash Flows for the six months ended
                   June 30, 1996 and 1997                                                             6

                   Notes to Consolidated Financial Statements                                         7

   Item 2.         Management's Discussion and Analysis of Financial Condition and                    8
                   Results of Operations

PART II.           OTHER INFORMATION                                                                 11

   Item 6.         Exhibits and Reports on Form 8-K

SIGNATURES                                                                                           11

                    INFORMATION RESOURCE ENGINEERING, INC.
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,        June 30,
                                                                                              1996              1997
                                                                                        -----------------   ------------
                                        Assets                                               (Note)          Unaudited
                                        ------
Current assets:

    Cash and cash equivalents                                                           $11,916,991        $ 2,279,997

    Short-term investments                                                                2,311,980          7,520,589

    Accounts receivable                                                                   1,564,381          3,417,119

    Inventories                                                                           3,543,995          3,598,084

    Prepaid expenses                                                                        101,843            269,232
                                                                                        -----------        -----------
             Total current assets                                                        19,439,190         17,085,021

Equipment and leasehold improvements, net of accumulated
     depreciation of $847,747 and $1,085,777                                              1,842,725          1,728,542

Computer software development costs, net of accumulated
     amortization of $336,525 and $467,932                                                1,142,352          1,273,003

Goodwill, net of accumulated amortization of $142,662 and $203,824                        1,080,568          1,019,406

Prepaid license fee                                                                       1,000,000            992,500

Other assets                                                                                148,406            117,961
                                                                                        -----------        -----------
                                                                                        $24,653,241        $22,216,433
                                                                                        ===========        ===========

                         Liabilities and Stockholders' Equity
                         ------------------------------------

Current liabilities:

    Current maturities of long-term debt                                                $    18,480        $    19,322

    Accounts payable                                                                      1,288,929          1,313,327

    Accrued expenses                                                                      1,317,389          1,407,307

    Deferred revenue on maintenance contracts                                               150,498            189,788
                                                                                        -----------        -----------
             Total current liabilities                                                    2,775,296          2,929,744

Long-term debt, less current maturities                                                      16,710              6,833
                                                                                        -----------        -----------

             Total liabilities                                                            2,792,006          2,936,577
                                                                                        -----------        -----------

Stockholders' equity:

    Preferred stock, $.01 par value per share.
      Authorized 500,000 shares, issued and outstanding, none                               --                 --

    Common stock, $.01 par value per share.
      Authorized 15,000,000 shares, issued and outstanding 5,458,127
      shares in 1996 and 5,462,127 in 1997                                                   54,581             54,621

    Additional paid-in capital                                                           30,917,584         30,928,503

    Deficit                                                                              (8,597,003)       (10,939,151)

    Cumulative foreign currency adjustment                                                 (513,927)          (764,117)
                                                                                        -----------        -----------

             Net stockholders' equity                                                    21,861,235         19,279,856
                                                                                        -----------        -----------
                                                                                        $24,653,241        $22,216,433
                                                                                        ===========        ===========

        Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
         See accompanying notes to consolidated financial statements.

                   INFORMATION RESOURCE ENGINEERING, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                Three Months Ended                 Six Months Ended
                                                                      June 30,                         June 30,
                                                       ---------------------------------     ----------------------------
                                                                1996           1997               1996             1997
                                                                ----           ----               ----             ----
  Revenues                                                  $5,071,583    $ 3,736,613        $8,396,235       $6,886,729

  Cost of revenues                                           2,848,000      1,589,850         4,809,013        3,051,041
                                                            -----------   ------------      ------------     ------------
       Gross profit                                          2,223,583      2,146,763         3,587,222        3,835,688

  Operating expenses

       Research and development expenses                       869,120        957,773         1,784,759        1,894,328

       Sales and marketing expenses                            996,952      1,633,898         1,845,923        3,283,110

       General and administrative expenses                     632,087        579,245         1,070,339        1,215,012

       Amortization of acquired intangible assets              183,163         30,581           366,324           61,162
                                                            -----------   ------------      ------------     ------------
                                                             2,681,322      3,201,497         5,067,345        6,453,612
                                                            -----------   ------------      ------------     ------------

       Operating loss                                         (457,739)    (1,054,734)       (1,480,123)      (2,617,924)

  Interest income, net                                         231,996        136,731           330,934          275,776
                                                            -----------   ------------      ------------     ------------
       Loss before income taxes                               (225,743)      (918,003)       (1,149,189)      (2,342,148)

  Income taxes                                                --             --                    --               --
                                                            -----------   ------------      ------------     ------------
       Net loss                                             $ (225,743)   $  (918,003)      $(1,149,189)     $(2,342,148)
                                                            ===========   ============      ============     ============
       Loss per common share                                $     (.04)   $      (.17)      $      (.22)     $      (.43)
                                                            ===========   ============      ============     ============
  Weighted average number of shares outstanding              5,417,329      5,461,949         5,164,362        5,460,595
                                                            ===========   ============      ============     ============

          See accompanying notes to consolidated financial statements

                    INFORMATION RESOURCE ENGINEERING, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)



                                     Common stock         Additional                       Cumulative            Net
                                     ------------           paid-in                     foreign currency     stockholders'
                                  Shares       Amount       capital         Deficit        adjustment           equity
                                  ------       ------       -------         -------        ----------           ------
Six Months Ended June 30, 1996

Balance at beginning
    of period                    4,244,829    $42,448     $  9,712,777   $(1,512,453)    $   (26,310)        $  8,216,462

Sale of common stock,
   net of offering
   expenses                      1,172,500     11,725       21,036,276         --               --             21,048,001

Net loss                             --          --              --       (1,149,189)           --             (1,149,189)

Foreign currency
   translation
   adjustment                        --          --              --             --           (256,795)           (256,795)
                                 ---------    -------      -----------    ------------    ------------        ------------
Balance at end of
   period                        5,417,329    $54,173      $30,749,053    $(2,661,642)    $  (283,105)        $27,858,479
                                 =========    =======      ===========    ============    ============        ============




                                      Common stock          Additional                       Cumulative           Net
                                      ------------           paid-in                     foreign currency    stockholders'
                                  Shares       Amount        capital         Deficit        adjustment          equity
                                  ------       ------        -------         -------        ----------          ------
Six Months Ended June 30, 1997

Balance at beginning
   of period                     5,458,127    $54,581      $30,917,584    $(8,597,003)    $  (513,927)         $21,861,235

Stock options
   exercised                         4,000         40           10,919          --             --                  10,959

Net loss                             --         --               --        (2,342,148)         --              (2,342,148)

Foreign currency
   translation
   adjustment                        --         --               --              --          (250,190)           (250,190)
                                 ---------    -------      -----------    ------------    ------------        ------------
Balance at end of
   period                        5,462,127    $54,621      $30,928,503    $(10,939,151)   $  (764,117)         $19,279,856
                                 =========    =======      ===========    ============    ============        ============

          See accompanying notes to consolidated financial statements

                    INFORMATION RESOURCE ENGINEERING, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                 (UNAUDITED)

                                                                                       1996             1997
                                                                                       ----             ----
Cash flows from operating activities:
    Net loss                                                                        $(1,149,189)     $(2,342,148)
    Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation of equipment                                                          190,404          261,949
     Amortization                                                                        80,479          138,907
     Amortization of acquired intangible assets                                         366,324           61,162
     Changes in operating assets and liabilities
             Increase in accounts receivable                                           (596,151)      (1,912,032)
             Increase in inventories                                                   (327,157)        (175,974)
             Increase in prepaid expenses                                              (103,128)        (167,722)
             Increase in accounts payable                                             1,300,646           70,626
             Increase (decrease) in accrued expenses                                   (196,091)         139,443
             Increase (decrease) in deferred revenue on maintenance                     (28,945)          39,290
             contracts
             Other                                                                       26,942           30,445
                                                                                    -----------      -----------
              Net cash used in operating activities                                    (435,866)      (3,856,054)
                                                                                    -----------      -----------
 Cash flows from investing activities:
    Purchase of short-term investments                                                   --           (6,511,609)
    Sales of short-term investments                                                      --            1,303,000
    Equipment expenditures                                                             (245,718)        (162,532)
    Additions to computer software development costs                                   (219,984)        (262,058)
                                                                                    -----------      -----------
              Net cash used in investing activities                                    (465,702)      (5,633,199)
                                                                                    -----------      -----------
 Cash flows from financing activities:
    Payments of notes payable                                                        (4,053,416)          --
    Proceeds from sale of common stock, net of offering expense                      21,048,001           10,959
    Payments of long-term debt                                                          (34,205)          (9,035)
                                                                                    -----------      -----------
              Net cash provided by financing activities                              16,960,380            1,924
                                                                                    -----------      -----------
 Effect of exchange rate changes on cash                                                (41,972)        (149,665)
                                                                                    -----------      -----------

 Net increase (decrease) in cash and cash equivalents                                16,016,840       (9,636,994)

 Cash and cash equivalents at beginning of period                                     2,656,494       11,916,991
                                                                                    -----------      -----------
 Cash and cash equivalents at end of period                                         $18,673,334      $ 2,279,997
                                                                                    ===========      ===========
 Cash paid for

    Interest expense                                                                $   147,042      $     1,619
                                                                                    ===========      ===========
    Income taxes                                                                    $    --          $    --
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

(2) Revenues

One commercial client accounted for 13% of revenues in the six month period ended June 30, 1997. A second commercial client accounted for 45% of revenues in the six month period ended June 30, 1996.

Revenues from foreign clients were 34% and 46% in the six month periods ended June 30, 1996 and 1997, respectively. The majority of these revenues were derived from sales to unaffiliated customers of the Company by its Swiss subsidiary.

(3) Inventories

Inventories consists of the following at June 30, 1997:

        Raw materials                                        $1,512,905
        Finished goods                                        2,085,179
                                                             ----------
                Total                                        $3,598,084
                                                             ==========

(4) Accrued Expenses

Accrued expenses consists of the following at June 30, 1997:

                   Accrued salaries and commissions          $   834,276
                   Other                                         573,031
                                                             -----------
                                               Total         $ 1,407,307
                                                             ===========

(5) Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses are allowable. Based on consideration of the above factors, management determined an increase in the valuation allowance of $203,000 and $871,000 was required at June 30, 1996 and 1997, respectively. This is an increase of $37,000 and $395,000 for the three months ended June 30, 1996 and 1997, respectively. The cumulative valuation allowance at June 30, 1997 was $2,815,000.

(6) Loss per Common Share

The loss per common share for the three month and six month periods ended June 30, 1996 and 1997 was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period and common stock equivalents, to the extent they result in additional per share dilution, arising from the assumed exercise of outstanding stock options and warrants under the treasury stock method.

                    INFORMATION RESOURCE ENGINEERING, INC.
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                           (UNAUDITED) (Continued)

(6) Continued

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

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations of the Company

         The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

                                                          Three Months          Six Months Ended
                                                          Ended June 30,            June 30,
                                                        -----------------      -----------------
                                                          1996      1997         1996     1997
                                                        ------    ------       ------    -----
 Revenues                                                 100%     100%         100%      100%
 Cost of revenues                                          56       43           57        44
                                                          ---      ---          ---       ---
   Gross profit                                            44       57           43        56
 Operating expenses
   Research and development                                17       25           21        27
   Sales and marketing expenses                            20       44           22        48
   General and administrative expenses                     12       15           13        18
   Amortization of acquired intangible assets               4        1            5         1
                                                          ---     ----         ----      ----
                                                           53       85           61        94
                                                          ---      ---          ---       ---
   Operating loss                                          (9)     (28)         (18)      (38)
 Interest income, net                                       5        3            4         4
                                                          ---      ---          ---       ---
   Loss before income taxes                                (4)     (25)         (14)      (34)
 Income taxes                                              --       --           --        --
                                                          ---      ---          ---       ---
 Net loss                                                  (4)%    (25)%        (14)%     (34)%
                                                           ==       ==           ==        ==

Six Months ended June 30, 1997 Compared to Six Months ended June 30, 1996

         Revenues decreased 18% or $1,509,506 to $6,886,729 for the six months ended June 30, 1997, from $8,396,235 for the same period in 1996. However, the Company had a 19% increase in revenues during the second quarter of 1997 when compared to the revenues of $3,150,116 for the first quarter of 1997. During 1997 the Company was able to generate revenues from new and existing clients that partially offset the loss of revenue due to the termination of the product agreement with MCI Telecommunications Corporation ("MCI"). Revenues from MCI were $3,795,000 in 1996. While the Swiss franc revenues of GDS decreased 8% (equivalent to $212,000), the exchange rate decline resulted in an additional period to period decrease in revenues of $361,000.

         Cost of revenues decreased to 44% for the six months ended June 30, 1997 compared to 57% for the same period in 1996. The 1996 cost of revenues included $236,000 for amortization of a purchase accounting adjustment to the carrying value of GDS inventory. Without this charge, the cost of revenues was 54% in 1996. During 1996, the Company realized a lower gross profit on the SafeNet dial access products sold to MCI. SafeNet/Trusted Services ("Services"), a provider of virtual private network security management, started generating revenue in 1997. On a pro forma basis with Services revenues and cost of revenues removed, cost of revenues was 41% for the period. It is anticipated that the gross margin will continue to improve in subsequent periods due to the development of new products, changes in product sales mix, improved sales and marketing activities and by increases in the net service margins generated by Services.

         Sales and marketing expenses increased by 78% or $1,437,187 to $3,283,110 compared to $1,845,923 for the same period in 1996. The increase is primarily related to increased personnel related costs associated with the expansion of the sales and marketing staffs ($890,000) and with the increased sales and marketing activities ($501,000).

         General and administrative expenses increased by 14% or $144,673 to $1,215,012 compared to $1,070,339 for the same period in 1996. The increase was primarily related to increased use of professional services for general corporate purposes ($98,000).

         In the fourth quarter of 1996, the Company took a one-time charge related to the write-off of the unamortized acquired intangible assets from the acquisition of Connective Strategies, Inc. As a result, the amortization of acquired intangible assets has now been reduced by $305,000.

         The Company had no income tax benefit in either period. A valuation allowance has been established since the Company's ability to use the net operating loss is dependent upon future taxable income.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         The Company had a net loss of $2,342,148 for the six month ended June 30, 1997 compared to a net loss of $1,149,189 for the same period in 1996. The loss per common share was $.43 in 1997 compared to $.22 in 1996.

Three Months ended June 30, 1997 Compared to Three Months ended June 30, 1996

         Revenues decreased 26% or $1,334,970 to $3,736,613 for the three months ended June 30, 1997, from $5,071,583 for the same period in 1996. However, the Company had a 19% increase in revenues during the second quarter of 1997 when compared to the $3,150,116 of revenues for the first quarter of 1997. During 1997 the Company was able to generate revenues from new and existing clients that partially offset the loss of revenue due to the termination of the product agreement with MCI. Revenues from MCI were $2,399,000 in 1996. While the Swiss franc revenues of GDS decreased 14% (equivalent to $218,000), the exchange rate decline resulted in an additional period to period decrease in revenues of $175,000.

         Cost of revenues decreased to 43% for the three months ended June 30, 1997 compared to 56% for the same period in 1996. During 1996, the Company realized a lower gross profit on the SafeNet dial access products sold to MCI. On a pro forma basis with Services revenues and cost of revenues removed, cost of revenues was 39% for the quarter.

         Sales and marketing expenses increased by 64% or $636,946 to $1,633,898 compared to $996,952 for the same period in 1996. The increase is primarily related to increased personnel related costs associated with the expansion of the sales and marketing staffs ($463,000) and with the increased sales and marketing activities ($157,000).

         As previously explained, the quarterly amortization of acquired intangible assets has now been reduced by $152,500.

         The Company had no income tax benefit in either period. A valuation allowance has been established since the Company's ability to use the net operating loss is dependent upon future taxable income.

         The Company had a net loss of $918,003 for the three month ended June 30, 1997 compared to a net loss of $225,743 for the same period in 1996. The loss per common share was $.17 in 1997 compared to $.04 in 1996.

         This net loss is an improvement of 35% or $506,142 from the net loss of $1,424,145 for the three months ended March 31, 1997. Increased revenues combined with an improved gross margin and tight control of operating expenses contributed to the lower loss. Total operating expenses were $3,201,497 for the three months ended June 30, 1997 compared to $3,252,115 for the three months ended March 31, 1997.

Liquidity and Financial Position of the Company

         The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. As of June 30, 1997, the Company had cash, short-term investments and accounts receivable totaling $13,218,000 and a backlog of $3,231,000.

         Significant uses of the Company's cash balances during the first six months of 1997 included the purchase net of sales of short-term investments ($5,209,000) and the funding of operating activities ($3,856,000). Accounts receivable increased by $1,912,000 due to a large volume of shipments in the last month of the period.

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

         During 1996, the Company experienced a significant increase in its finished goods inventory as a result of the cancellation of the MCI contract. These Internet security products were produced in anticipation of being shipped to MCI. While the Company believes that it will sell these products during 1997, there can be no assurance that they will be sold during the period.

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

                       INFORMATION RESOURCE ENGINEERING, INC.

August 14, 1997
                              By:/s/Anthony A. Caputo
                                 --------------------
                              ANTHONY A. CAPUTO,
                              Chairman, President and Chief Executive Officer

August 14, 1997
                              By:/s/Richard G. Tennant
                                 ---------------------
                              RICHARD G. TENNANT,
                                Senior Vice President,
                                Chief Financial Officer