Form 10-Q
period 1997-09-30
INFORMATION RESOURCE ENGINEERING INC
filed 1997-11-13
CIK 850313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended September 30, 1997


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20634
                     INFORMATION RESOURCE ENGINEERING, INC.
           (Exact name of registrant as specified in its charter)

                                 ------------


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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of November 10, 1997 was 5,462,727.

                     INFORMATION RESOURCE ENGINEERING, INC.
                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
 PART I.           FINANCIAL INFORMATION

    Item 1.        Financial Information

                   Consolidated Balance Sheets as of December 31, 1996 and September                3
                   30, 1997

                   Consolidated Statements of Operations for the three months and
                   nine months ended September 30, 1996 and 1997                                    4

                   Consolidated Statements of Stockholders' Equity for the nine
                   months ended September 30, 1996 and 1997                                         5

                   Consolidated Statements of Cash Flows for the nine months ended
                   September 30, 1996 and  1997                                                     6

                   Notes to Consolidated Financial Statements                                       7

 Item 2.           Management's Discussion and Analysis of Financial Condition and                  8
                   Results of Operations

 PART II.          OTHER INFORMATION                                                                11

 Item 4.           Submission of Matters to a Vote of Security Holders
 Item 6.           Exhibits and Reports on Form 8-K

 SIGNATURES                                                                                         11

                  INFORMATION  RESOURCE  ENGINEERING,  INC.
                              AND  SUBSIDIARIES
                        CONSOLIDATED  BALANCE  SHEETS

                                                                                          December 31,     September 30,
                                                                                             1996              1997
                                                                                        -----------------  ------------
                                         Assets                                                (Note)       (Unaudited)
                                         ------
 Current assets:
     Cash and cash equivalents                                                          $11,916,991       $ 3,673,637
     Short-term investments                                                               2,311,980         5,416,022
     Accounts receivable                                                                  1,564,381         3,829,535
     Inventories                                                                          3,543,995         3,254,950
     Prepaid expenses                                                                       101,843           261,763
                                                                                       ------------      ------------
              Total current assets                                                       19,439,190        16,435,907

 Equipment and leasehold improvements, net of accumulated
     depreciation of $847,747 and $1,228,228                                              1,842,725         1,659,640
 Computer software development costs, net of accumulated
     amortization of $336,525 and $427,482                                                1,142,352         1,349,247
 Goodwill, net of accumulated amortization of $142,662 and $234,405                       1,080,568           988,825
 Prepaid license fee                                                                      1,000,000           982,500
 Other assets                                                                               148,406           416,077
                                                                                        ------------      -----------
                                                                                        $24,653,241       $21,832,196
                                                                                        ===========       ===========
                          Liabilities and Stockholders' Equity
                          ------------------------------------

 Current liabilities:
     Current maturities of long-term debt                                               $    18,480      $     21,485
     Accounts payable                                                                     1,288,929           964,491
     Accrued expenses                                                                     1,317,389         1,703,944
     Advance payments and deferred revenue                                                  150,498           628,816
                                                                                        -----------       -----------
             Total current liabilities                                                    2,775,296         3,318,736
 Long-term debt, less current maturities                                                     16,710             --
                                                                                        -----------       -----------
             Total liabilities                                                            2,792,006         3,318,736
                                                                                        -----------       -----------

 Stockholders' equity:
     Preferred stock, $.01 par value per share.
       Authorized 500,000 shares, issued and outstanding,  none                               --                --
     Common stock, $.01 par value per share.
       Authorized 15,000,000 shares, issued and outstanding 5,458,127
       shares in 1996 and 5,462,727 in 1997                                                  54,581            54,627
     Additional paid-in capital                                                          30,917,584        30,929,277
     Deficit                                                                             (8,597,003)      (11,728,264)
     Cumulative foreign currency adjustment                                                (513,927)         (742,180)
                                                                                        -----------       -----------
             Net stockholders' equity                                                    21,861,235        18,513,460
                                                                                        -----------       -----------
                                                                                        $24,653,241       $21,832,196
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

                   INFORMATION  RESOURCE  ENGINEERING,  INC.
                               AND  SUBSIDIARIES
                    CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                  (UNAUDITED)





                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                    -------------------------------   -----------------------------
                                                           1996          1997             1996          1997
                                                           ----          ----             ----          ----
 Revenues                                                $ 2,673,524    $ 4,039,359     $11,069,759    $10,926,088

 Cost of revenues                                          1,157,641      1,717,525       5,966,654      4,768,566
                                                         -----------    -----------     -----------    -----------
      Gross profit                                         1,515,883      2,321,834       5,103,105      6,157,522

 Operating expenses

     Research and development expenses                       954,043        862,501       2,738,802      2,756,829
     Sales and marketing expenses                          1,347,107     1 ,649,591       3,193,030      4,932,701
     General and administrative expenses                     831,008        683,478       1,901,347      1,898,490
     Amortization of acquired intangible assets              183,162         30,581         549,486         91,743
                                                         -----------    -----------     -----------    -----------
                                                           3,315,320      3,226,151       8,382,665      9,679,763
                                                         -----------    -----------     -----------    -----------

     Operating loss                                       (1,799,437)      (904,317)     (3,279,560)    (3,522,241)

 Interest income, net                                        213,230        115,204         544,164        390,980
                                                         -----------    -----------      ----------    -----------
     Loss before income taxes                             (1,586,207)      (789,113)     (2,735,396)    (3,131,261)

 Income taxes                                                  --             --              --             --
                                                         -----------    -----------     -----------    -----------
     Net loss                                            $(1,586,207)   $  (789,113)    $(2,735,396)   $(3,131,261)
                                                         ===========    ===========     ===========    ===========

 Loss per common share                                   $      (.29)   $      (.14)    $      (.52)   $      (.57)
                                                         ===========    ===========     ===========    ===========

 Weighted average number of shares outstanding             5,434,616      5,462,528       5,254,445      5,461,239
                                                         ===========    ===========     ===========    ===========


          See accompanying notes to consolidated financial statements

                   INFORMATION  RESOURCE  ENGINEERING,  INC.
                               AND  SUBSIDIARIES
              CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
                                  (UNAUDITED)





                                    Common stock           Additional                          Cumulative            Net
                                    ------------            paid-in                         foreign currency    stockholders'
                                 Shares       Amount        capital          Deficit           adjustment           equity
                                 ------      ---------    -----------        -------        ---------------     ------------
  Nine Months Ended September 30, 1996
   Balance at beginning
      of period                  4,244,829    $42,448     $  9,712,777    $(1,512,453)      $   (26,310)        $  8,216,462
   Sale of common stock,
      net of offering
      expenses                   1,172,500     11,725       21,023,045          --                --              21,034,770
   Stock options
      exercised                     33,400        334          111,215          --                --                 111,549
   Net loss                          --           --              --       (2,735,396)            --              (2,735,396)
   Foreign currency
      translation
      adjustment                     --           --              --            --            (282,098)             (282,098)
                             -------------    -------     ------------    -----------       ----------          ------------
 Balance at end of
      period                     5,450,729    $54,507      $30,847,037    $(4,247,849)    $   (308,408)          $26,345,287
                             =============   ========      ===========    ===========     ============          ============




                                    Common stock           Additional                          Cumulative            Net
                                    ------------            paid-in                         foreign currency    stockholders'
                                 Shares       Amount        capital          Deficit           adjustment           equity
                                 ------      ---------    -----------        -------        ---------------     ------------
 Nine Months Ended September 30, 1997
Balance at beginning
   of period                     5,458,127    $54,581     $30,917,584       $(8,597,003)     $  (513,927)       $21,861,235
Stock options
   exercised                         4,600         46          11,693            --               --                 11,739
Net loss                              --         --             --           (3,131,261)          --             (3,131,261)
Foreign currency
   translation
   adjustment                        --          --             --                --            (228,253)          (228,253)
                                ----------    -------     -----------      ------------      -----------        -----------
Balance at end of
   period                        5,462,727    $54,627     $30,929,277      $(11,728,264)     $  (742,180)       $18,513,460
                                ==========    =======     ===========      ============      ===========        ===========


          See accompanying notes to consolidated financial statements

                    INFORMATION RESOURCE ENGINEERING, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                 (UNAUDITED)

                                                                            1996            1997
                                                                            ----            -----
Cash flows from operating activities:
   Net loss                                                            $ (2,735,396)    $(3,131,261)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation of equipment                                            292,921         400,868
       Amortization of computer software development costs                  120,732          98,457
       Amortization of acquired intangible assets                           549,486          91,743
       Changes in operating assets and liabilities
          (Increase) decrease in accounts receivable                      2,099,042      (2,315,166)
          (Increase) decrease in inventories                             (1,603,847)        183,747
          Increase in prepaid expenses                                     ( 78,771)       (159,819)
          Increase (decrease) in accounts payable                           899,042        (285,356)
          Increase (decrease) in accrued expenses                           (29,093)        430,240
          Increase (decrease) in advance payments
            and deferred revenues                                           (54,480)        478,318
          Other                                                            (127,006)         32,329
                                                                           --------     -----------
              Net cash used in operating activities                        (667,370)     (4,175,900)
                                                                           --------     -----------
Cash flows from investing activities:
  Purchase of short-term investments                                          --         (6,497,042)
  Sales of short-term investments                                             --          3,393,000
  Equipment expenditures                                                   (682,338)       (232,484)
  Additions to computer software development costs                         (346,530)       (297,852)
  Prepaid license fee                                                    (1,000,000)          --
  Other                                                                          --        (290,000)
                                                                        -----------     -----------
              Net cash used in investing activities                      (2,028,868)     (3,924,378)
                                                                        -----------     -----------
Cash flows from financing activities:
  Payments of notes payable                                              (4,053,416)         --
  Proceeds from sale of common stock, net of offering expense            21,146,319          11,739
  Payments of long-term debt                                                (76,611)        (13,705)
                                                                        -----------     -----------

              Net cash provided by (used in) financing activities        17,016,292          (1,966)
                                                                        -----------     -----------
Effect of exchange rate changes on cash                                     (76,903)       (141,110)
                                                                        -----------     -----------
Net increase (decrease) in cash and cash equivalents                     14,243,151      (8,243,354)
Cash and cash equivalents at beginning of period                          2,656,494      11,916,991
                                                                        -----------     -----------
Cash and cash equivalents at end of period                              $16,899,645     $ 3,673,637
                                                                        ===========     ===========
Cash paid for
   Interest expense                                                     $   154,052     $     2,387
                                                                        ===========     ===========
   Income taxes                                                         $     --        $     --
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

(2) Revenues

One commercial client accounted for 12% of revenues in the nine month period ended September 30, 1997. A second commercial client accounted for 34% of revenues in the nine month period ended September 30, 1996.

Revenues from foreign clients were 43% and 46% in the nine month periods ended September 30, 1996 and 1997, respectively. The majority of these revenues were derived from sales to unaffiliated customers of the Company by its Swiss subsidiary.

(3) Inventories

Inventories consists of the following at September 30, 1997:

                  Raw materials            $1,363,741
                  Finished goods            1,891,209
                                           ----------
                      Total                $3,254,950
                                           ==========


(4) Accrued Expenses

Accrued expenses consists of the following at September 30, 1997:


       Accrued salaries and commissions          $1,162,767
       Other                                        541,177
                                                -----------
                                 Total           $1,703,944
                                                ===========

(5) Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses are allowable. Based on consideration of the above factors, management determined an increase in the valuation allowance of $952,500 and $1,155,000 was required at September 30, 1996 and 1997, respectively. This is an increase of $580,000 and $284,000 for the three months ended September 30, 1996 and 1997, respectively. The cumulative valuation allowance at September 30, 1997 was $3,575,000.

(6) Loss per Common Share

The loss per common share for the three month and nine month periods ended September 30, 1996 and 1997 was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each period and common stock equivalents, to the extent they result in additional per share dilution, arising from the assumed exercise of outstanding stock options and warrants under the treasury stock method.

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

Overview

    The Company designs, manufactures and markets enterprise network security solutions using encryption technology. The Company's products are used in electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks, such as the Internet. The Company's Swiss subsidiary, GRETACODER Data Systems AG ("GDS"), designs, manufactures and markets cryptographic equipment primarily in Switzerland and Europe.

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

    While Management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including new product offerings such as its SafeNet/Enterprise(TM) products for the Internet and the SafeNet/Security Center(TM), a high performance workstation which automatically manages SafeNet/Enterprise(TM) products. Management believes that growth in the market for products that provide secure remote access to computer networks requires the Company to continue its investment in development, sales and marketing activities to allow the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)

Results of Operations of the Company

         The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

                                                                 Three Months  Ended      Nine Months Ended
                                                                   September 30,            September 30,
                                                                --------------------     ------------------
                                                                  1996        1997          1996     1997
                                                               --------     ---------      -------  ------

 Revenues                                                           100  %       100  %       100  %      100  %
 Cost of revenues                                                    43           43           54          44
                                                                    ---          ---          ---         ---
   Gross profit                                                      57           57           46          56

 Operating expenses
   Research and development expenses                                 36           21           25          25
   Sales and marketing expenses                                      50           41           29          45
   General and administrative expenses                               31           17           17          17
   Amortization of acquired intangible assets                         7            1            5           1
                                                                    ---         ----         ----        ----
                                                                    124           80           76          88
                                                                    ---          ---         ----         ---
   Operating loss                                                   (67)         (23)         (30)        (32)
 Interest income, net                                                 8            3            5           3
                                                                   ----         ----         ----        ----
   Loss before income taxes                                         (59)         (20)         (25)        (29)
 Income taxes                                                        --           --           --          --
                                                                    ---          ---          ---         ---
   Net loss                                                         (59) %       (20) %       (25) %      (29) %
                                                                     ==           ==           ==          ==

Nine Months ended September 30, 1997 Compared to Nine Months ended September 30, 1996

    Revenues decreased by 1% to $10,926,088 for the nine months ended
September 30, 1997, from $11,069,759 for the same period in 1996. During 1997 the Company was able to generate revenues from new and existing clients that nearly offset the loss of revenue due to the termination of the product agreement with MCI Telecommunications Corporation ("MCI")and lower revenues from GDS. Revenues from MCI were $3,795,000 in 1996. While the Swiss franc revenue of GDS decreased 5% (equivalent to $243,000), the exchange rate decline resulted in an additional period to period decrease in revenues of $688,000. Revenues from product development increased by $2,268,000 as a result of two contracts.

    Cost of revenues decreased to 44% for the nine months ended September 30, 1997 compared to 54% for the same period in 1996. The 1996 cost of revenues included $236,000 for amortization of a purchase accounting adjustment to the carrying value of GDS inventory. Without this charge, the cost of revenues was 52% in 1996. During 1996, the Company realized a lower gross profit on the SafeNet dial access products sold to MCI in order to obtain increased market share. SafeNet/Trusted Services ("Services"), a provider of virtual private network security management, started generating revenue in 1997. On a pro forma basis with revenues and cost of revenues from product development and Services removed, cost of revenues was 42% for the current period.

    Sales and marketing expenses increased by 54% to $4,932,701 compared to $3,193,030 for the same period in 1996. The increase is primarily related to increased personnel related costs associated with the expansion of the sales and marketing staffs ($1,352,000) and with the increased sales and marketing activities ($387,000).

    During the fourth quarter of 1996, the Company took a one-time charge related to the write-off of the unamortized acquired intangible assets from the acquisition of Connective Strategies, Inc. As a result, the amortization of acquired intangible assets has now been reduced.

    The Company had no income tax benefit in either period. A valuation allowance has been established since the Company's ability to use the net operating loss is dependent upon future taxable income.

    The Company had a net loss of $3,131,261 for the nine months ended September 30, 1997 compared to a net loss of $2,735,396 for the same period in 1996. The loss per common share was $.57 in 1997 compared to $.52 in 1996.

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (Continued)

Three Months ended September 30, 1997 Compared to Three Months ended September 30, 1996

    Revenues increased 51% to $4,039,359 for the three months ended September 30, 1997, from $2,673,524 for the same period in 1996. It should be noted that the 1996 quarterly revenues were significantly lower due in a large part to the termination of the MCI agreement in the quarter. While the Swiss franc revenues of GDS decreased 2% (equivalent to $30,000), the exchange rate decline resulted in an additional period to period decrease in revenues of $328,000. Revenues from product development increased $1,034,552 in 1997.

    Cost of revenues was 43% for both periods. On a pro forma basis with revenues and cost of revenues from product development and Services removed, cost of revenues was 44% for the current quarter.

    Sales and marketing expenses increased by 22% to $1,649,591 compared to $1,347,107 for the same period in 1996. The 1997 quarterly expense is consistent with the total expense for each of the first two quarters of this year.

    General and administrative expenses decreased by 18% to $683,478 compared to $831,008 for the same period in 1996 which included start up expenses for Services.

    As previously explained, the quarterly amortization of acquired intangible assets has been reduced.

    The Company had no income tax benefit in either period. A valuation allowance has been established since the Company's ability to use the net operating loss is dependent upon future taxable income.

    The Company had a net loss of $789,113 for the three months ended September 30, 1997 compared to a net loss of $1,586,207 for the same period in 1996. The loss per common share was $.14 in 1997 compared to $.29 in 1996.

    This net loss is an improvement of 14% from the net loss of $918,003 for the three months ended June 30, 1997. Increased revenues combined with an improved gross margin and tight control of operating expenses are the reasons for the lower loss. Total operating expenses were $3,226,151 for the three months ended September 30, 1997 compared to $3,201,497 for the three months ended June 30, 1997.

Liquidity and Financial Position of the Company

    The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. As of September 30, 1997, the Company had cash, short-term investments and accounts receivable totaling $12,919,000 and a backlog of $4,222,000.

    Significant uses of the Company's cash balances during the first nine months of 1997 included the purchase net of sales of short-term investments ($3,104,000), other investment activities ($820,000) and the funding of operating activities ($4,176,000). Accounts receivable increased by $2,315,000 due to a large volume of shipments in the last month of the period.

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

    During 1996, the Company experienced an increase in its finished goods inventory as a result of the cancellation of the MCI contract. These internet security products were produced in anticipation of being shipped to MCI. While the Company believes that it will sell these products during the next twelve months, there can be no assurance that they will be sold during this period.

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

                          Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         a) The Annual Meeting Of Shareholders was held on July 17, 1997.

         b) The following five directors were elected for a term of one year or until their respective successors have duly elected or appointed: Anthony A. Caputo, Ira A. Hunt, Jr., Douglas E. Kozlay, Jill Leukhardt and Bruce R. Thaw.

         c) The shareholders approved the amendment of the Company's Stock Option Plan to increase the number of common shares issuable under the Plan from 996,000 to 1,496,000. There were 2,783,631 votes cast in favor of, and 386,063 votes were cast against, the resolution. There were 59,961 votes abstaining and 1,910,923 broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K.

        (a) Exhibits required by Item 601 of Regulation S-B.
             10.A. Agreement between the Registrant and Lockheed Martin
              Corporation Information Systems & Technologies
             10.B. Agreement between IRE Secure solutions, Inc. (wholly-owned subsidiary of the Registrant) and Analog Devices, Inc.
             11  Statement re computation of per share earnings
             27  Financial Data Schedule
        (b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INFORMATION RESOURCE ENGINEERING, INC.

November 13, 1997
                                By:/s/Anthony A. Caputo
                                   --------------------
                                ANTHONY A. CAPUTO,
                                Chairman, President and Chief Executive Officer

November 13, 1997
                                By:/s/Richard G. Tennant
                                  ----------------------
                                RICHARD G. TENNANT,
                                Senior Vice President,
                                Chief Financial Officer