Form 10-K405
period 1997-12-31
INFORMATION RESOURCE ENGINEERING INC
filed 1998-03-27
CIK 850313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

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
    (Address of principal executive offices)                                               (Zip Code)

        Registrant's telephone number, including area code (410) 931-7500
                                                           --------------
      Securities registered under Section 12 (b) of the Exchange Act: NONE
         Securities registered under Section 12 (g) of the Exchange Act:

                                                                                    Name of each exchange on
              Title of each class                                                       which registered
              -------------------                                                       ----------------
         Common Stock, $.01 par value                                                Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Revenues for the most recent fiscal year were $16.0 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998, based upon the closing price on that date, on the Nasdaq National Market, was approximately $30.0 million.

The number of shares of the registrant's Common Stock outstanding as of March 20, 1998 was 5,463,727.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant's proxy statement for the Annual Meeting of Shareholders, which proxy statement in definitive form will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1997.

                                     PART I

ITEM 1 - BUSINESS

Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, other competitive factors leading to a decrease in anticipated revenues, achieving technical and product development milestones, the ability to manufacture product in a timely manner to meet market demand, market acceptance of products, the ability to negotiate favorable purchase and sale agreements, and sufficient cash flow for future liquidity and capital resource needs. Gross margins can vary from quarter to quarter based on product and channel mix, and current gross margin levels may not be indicative of future results.

     The Company's historical and prospective operating results have been and are expected to continue to be dependent on a variety of factors including, but not limited to, the length of the sales cycle, the timing of orders from and shipments to clients, product development expenses and the timing of development and introduction of new products. The Company's expense levels are based, in part, on expectations of future revenues. The size and timing of the Company's historical revenues have varied substantially from quarter to quarter and year to year. Accordingly, the results of a particular period, or period to period comparisons of recorded sales and profits may not be indicative of future operating results.

These factors, among others, could cause results to differ materially from those in the forward looking statements.

     See "Glossary of Technical Terms" on page 12 for explanation of certain technical terms used herein.

GENERAL

     Information Resource Engineering, Inc. (the "Company") designs, manufactures and markets enterprise network communications systems secured by encryption technology. The Company's products are used in Virtual Private Network ("VPN") applications, and electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks, such as the Internet. GRETACODER Data Systems AG ("Gretacoder"), a subsidiary of the Company, manufactures and markets cryptographic equipment primarily in Switzerland and Europe.

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

     The Company's clients include seven of the largest banks in the U.S., Union Bank of Switzerland, the Society for Worldwide Interbank Financial Telecommunications ("SWIFT") an international financial clearing house, The Euroclear System ("Euroclear"), TRW Inc., major federal, state and international law enforcement agencies and the U.S. Department of Treasury. While the network security market has traditionally been limited to financial institutions and government agencies, the Company believes that emerging electronic commerce applications, particularly business-to-bank and business-to-business, provide new market opportunities.

     In the second half of 1996, the Company introduced
"SafeNet/Enterprise(TM)", a comprehensive, centrally managed VPN security system that enables secure use of public networks, such as the Internet, for private business transactions. In 1997 software and smartcard based product members were added to the SafeNet product family.

This product introduction substantially increased unit sales and expanded the market for SafeNet products by lowering significantly the cost per client device.

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

The Market for Enterprise Network Security Solutions

     Virtual Private Networks allow corporations to use public networks for their communications backbone. This is achieved by protecting the data traffic with data communications security technology such as: encryption, message authentication, user authentication, and firewall technology. Since public networks are much cheaper than private leased lines and Frame Relay networks corporations can generally achieve substantial cost savings by using VPNs.

     Management believes that the market for security systems and products providing VPN solutions has grown over the last several years due to an increase in the use of the Internet for business communications. Remote access to computers has increased substantially due to the use of remote databases, work-at-home arrangements or telecommuting, electronic mail, satellite offices connected to a central computer, electronic funds transfer, electronic data interchange with clients, suppliers and business partners and numerous other arrangements. With the increasing use of public and private communications networks and the ability of different types of computers to communicate with each other, data integrity and security have gained increased importance.

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

BUSINESS STRATEGY

     The Company's objective is to be a leading provider of secure network systems, services and products to the growing market for Virtual Private Networks. The key elements of the Company's strategy are as follows:

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

     Develop an Original Equipment Manufacturer Business

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

         Analog Devices Inc. ("ADI"), a leading manufacturer of high-performance integrated circuits, is assisting the Company in the design, manufacture and marketing of the Company's new secure communications chip. The new chip will provide organizations with a highly secure, inexpensive solution to conducting business over computer networks.

         CyberGuard Corporation, a leading provider of network security solutions, has entered into a joint product development and marketing agreement aimed at providing a comprehensive security solution for Internet business communications.

         Financial Services Technology Consortium is a group of leading financial institutions whose goal is to utilize emerging technologies to enhance the competitiveness of the financial services industry. The Company is a member of a multiple industry team formed to design and implement an electronic check for use on the Internet by consumers and businesses.

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

     Ease of Administration

     The Company has extended its ease of use concept to the central management of a secure network with a product known as the SafeNet/Security Center(TM) ("SSC"). The SSC provides central management and tracking capability for the entire encrypted network thus reducing the cost of implementing security for client organizations. For organizations aiming to defer capital and personnel investment, the Company's SafeNet/Trusted Services facility provides comprehensive security management as an optional service performed at the Company's headquarters.

     Price Performance Criteria

     The Company believes that in order for clients to invest in encryption technology, its products must be implemented cost effectively. As such, the Company's development staff follows a design approach similar to that used with consumer electronics products that are designed for low manufacturing cost.

ENCRYPTION ALGORITHMS

         At present, the Company's products employ a variety of encryption algorithms including the U.S. Government Data Encryption Standard, ("DES"), RSA Data Security Inc. Encryption Standard, ("RSA") and Gretacoder Data Systems Encryption Standard, ("GDS"). DES, as described in American National Standards Institute ("ANSI") Standard X3.92, has been certified by the National Institute of Standards and Technology ("NIST") and is the accepted encryption algorithm for commercial and non-classified government applications in the U.S. as well as financial applications worldwide. The Company has received export approval from the U.S. Commerce Department to export its products with the DES algorithm.

         The Company holds a license to use RSA; a leading public key based encryption algorithm. RSA is used in Company products to generate and verify digital signatures as well as for key management purposes.

         GDS is a strong algorithm employing encryption keys which are much longer than keys in algorithms that are exportable from the United States. GDS is used by security conscious European organizations including banks and governments.

         New encryption algorithms are periodically proposed as industry standards. The Company's policy is to adopt and offer its clients new algorithms for various applications as they become certified by standards organizations such as ANSI, NIST and the Internet Engineering Task Force. The Company is currently developing products which include Triple DES, a longer key length version of DES.

CURRENT NETWORK SECURITY PRODUCTS AND SYSTEMS

     The Company's principal network security systems and products secure information transmissions on public and private networks.

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

The product line includes:

          - SafeNet/Smartcard(TM) is a credit card user token that stores user identification and encryption keys in an advanced computer chip,

          - SafeNet/Soft(TM) is a Windows compatible software package that provides continuous user authentication, one-time password generation and data encryption,

          - SafeNet/LAN(TM) Encrypting Firewall which provides security for LAN connections to the Internet, as well as packet filtering,

          - SafeNet/Firewall(TM) is a highly secure proxy firewall based on the CyberGuard Firewall,

          - SafeNet/Dial(TM), a secure pocket modem operating at 28.8 bps for secure dial access to the Internet by remote users such as traveling professionals and telecommuters,

          - SafeNet/Dial-R(TM) provides security identical to the SafeNet/Dial(TM), without the integral modem,

          - SafeNet/Security Center(TM), a high performance workstation which automatically manages the entire suite of SafeNet/Enterprise(TM) products,

          - SafeNet/Trusted Services(TM) provides central management of VPN security as a service 24 hours a day, 365 days a year.

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

     SECURE DIAL ACCESS SYSTEMS. These products are designed to protect data communications when remote users access host computers via the voice telephone network and are most commonly employed when personal computers are communicating with central computer sites, such as company headquarters. Since computer communications are taking place over normal, unsecured telephone lines, some type of security is frequently required in these applications.

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

     New encryption algorithms such as the digital signature standard, escrowed encryption and RSA utilize a technology generally known as public key encryption. The Company believes that this new technology has potential widespread demand, and is therefore developing products that utilize this new technology to manage the security of large computer networks.

     In January 1997, the Company announced that it is developing a low-cost secure communications chip with ADI. The new chip can combine encryption and communications functions, such as modems and LAN adapters, on a single integrated circuit. The chip supports current and future security standards and can be software personalized for communications applications such as LAN, ADSL, ISDN and cable modems. The initial secure communications chip will be aimed at environments which require encrypted communications at high speed.

     Gretacoder is also developing a high performance encryption chip which will employ the Triple DES Encryption algorithm. Since this chip was entirely developed and manufactured outside the United States, the Company believes that it is not subject to U.S. Government export controls.

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

     The Company's largest clients vary from year to year and the Company has experienced shifts in sales patterns with large clients in the past. Accordingly, the complete loss of any large client or substantial reduction of sales to such clients could have a material adverse effect on the Company. Principal commercial clients of the Company, which accounted for more than 10% of total revenues, by year and percentage of revenue were Lockheed Martin with 15%, in 1997, and MCI with 27% and 13% of revenues in 1996 and 1995, respectively. For the year ended December 31, 1995, the percentage of revenues from sales to agencies of the U.S. government was 26%.

Commercial Clients

     Sales to financial institutions are a central part of the Company's business. Banks use the Company's network security systems and products to protect corporate cash management applications. In these systems, financial officers located at corporations use personal computers to dial into the bank's computing facility in order to transfer funds electronically.

     In the past year the Company received orders from TRW Inc., the prime contractor for the development and maintenance of the Treasury Communications System (TCS) of the U.S. Department of Treasury. The Company's AX Family and SafeNet/Enterprise(TM) products are being used to protect communications between Treasury departments and offices nationwide. The Company's automated key management center was also purchased by TRW for user identification and authentication, real-time security monitoring, audit services and electronic key delivery. In addition to TRW Inc., several other customers placed orders for the Company's SafeNet/Enterprise(TM) products including Credit Management Solutions, Inc. ("CMSI"), a provider of consumer credit applications on the Internet; State of Maryland Motor Vehicle Administration, a provider of on-line applications including electronic vehicle registration; and Interbanking S.A., a financial institution providing Internet protocol based communications with 3,000 corporate customers in Argentina.

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

SALES AND MARKETING

Sales

     In 1997, the Company continued to transition to indirect distribution channels in order to expand worldwide sales coverage. In North America, IRE sells its products through a direct sales force and selected distributors which include Value Added Resellers and Internet Service Providers. In Switzerland, GDS sells its products through a direct sales force reporting to a sales manager at GDS. Outside of such territories, the Company and GDS sell their products through distributors of communication or information security products. Support for these distributors is provided by a sales force headed by a Vice President of International Sales.

Marketing

     In 1997, the Company's marketing program emphasized continued trade show participation to generate sales leads resulting in increased coverage of the Company's products in leading trade publications. In addition, the Company has upgraded the quality of its sales materials, equipping each sales employee with the capability to make live demonstrations illustrating the value and efficacy of secure communications to prospective clients.

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

INTELLECTUAL PROPERTY

     In September 1996, the Company was awarded a United States Patent covering portable encrypting and authenticating network interface devices such as modems. The new patent provides the Company with ownership rights to a technology that the Company believes will be applicable to the growth of computer networks, such as the Internet. The patent covers various forms of pocket-sized devices including PCMCIA and Smartcard-based secure tokens and is adaptable to modems and newer network technologies including ISDN, ADSL and cable modems. The Company's products covered by the patent include the SafeNet/Dial(TM) and the AX400. Two additional U.S. patent applications and an international (PCT) patent application, which cover the same products and technology, are pending.

     The Company has acquired a worldwide license under a United States Patent for a self authenticating fingerprint identification card for certain computer security and financial applications from CardGuard International, Inc.

     The Company has filed ten (10) provisional applications related to its chip development activities.

     The computer software source codes, which are essential elements of the Company's products, are the proprietary trade secrets of and are copyrighted by the Company. The protection of proprietary technology and information developed by the Company will be limited to such protection as the Company may be able to secure pursuant to trade secret or copyright laws or under any confidentiality agreements which it may enter. The Company owns federally registered trademarks for the Company name and for certain of its products; however, there is no assurance as to the validity, enforceability or lack of infringement of such trademarks.

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

EMPLOYEES

    As of March 20, 1998, the Company had approximately 129 full time employees, of whom 17 are engaged in assembly and quality control, 15 in administration and financial control, 53 in engineering, development and client support, and 44 in marketing and sales. The Company employs 99 full time employees in the U.S. and 30 persons are in Switzerland.

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

VPN Virtual Private Network. A virtual network created by using encryption to create a secure "tunnel" through a public network, thereby allowing companies to use the lowest cost network infrastructure for their business communications.

X.25 A widely used protocol standard for telecommunications between a computer and a packet-switched data network; it encompasses layers 2 and 3 of the OSI model.

ITEM 2 - PROPERTIES

     The Company maintains its corporate and administrative facilities at 8029 Corporate Drive, Baltimore, Maryland. The building, constructed in 1988, has approximately 25,000 square feet and is also used for the Company's executive headquarters, United States production and SafeNet Trusted Services facilities. The lease, which expires in June 2003, requires the Company to pay real estate taxes, insurance and maintenance. The lease, which provides for annual increases in rentals during each year of the lease, requires the Company to pay approximately $170,000 in 1998.

     GDS leases approximately 20,000 square feet for its administrative and production facilities in Regensdorf, Switzerland. The lease, which expires on December 31, 2002, calls for an annual rental of approximately $268,000.

     The Company also leases office space in Danvers, Massachusetts, Bethesda, Maryland, Princeton, New Jersey, and Dallas, Texas.

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

                                                                     HIGH         LOW
                                                                     ----         ---
                  1998:
                    First Quarter (through March 20, 1998)           $7.38       $5.88
                  1997:
                    Fourth Quarter                                   11.38        6.00
                    Third Quarter                                    15.75       10.63
                    Second Quarter                                   14.50        6.25
                    First Quarter                                    10.75        6.88
                  1996:
                    Fourth Quarter                                   20.25        8.75
                    Third Quarter                                    24.75       10.50
                    Second Quarter                                   29.50       17.75
                    First Quarter                                    25.50       16.00

     On March 20, 1998, the last reported sale price of the Company's Common Stock was $7.25, as reported by the Nasdaq National Market. As of that date, there were approximately 198 holders of record of the Common Stock and 4,000 beneficial holders of the Common Stock. The Company has not paid dividends on its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for each of the five-years ended December 31, 1997 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP. The Consolidated Financial Statements as of December 31, 1996 and 1997 and for each of the years in the three year period ended December 31, 1997 are included elsewhere herein. The selected financial data is qualified by and should be read in conjunction with the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                Year ended December 31,
                                                  -------------  ------------- -------------  ------------  ------------
                                                      1993           1994          1995          1996          1997
                                                  -------------  ------------- -------------  ------------  ------------
STATEMENT OF OPERATIONS DATA

Revenues                                               $ 2,631        $ 3,424       $ 8,149      $ 14,317      $ 16,007
Cost of Revenues                                           871          1,233         3,318         7,672         6,971
                                                  -------------  ------------- -------------  ------------  ------------
        Gross Profit                                     1,760          2,191         4,831         6,645         9,036
Operating expenses
Research and development expenses                          627            906         1,299         3,840         3,756
Sales and marketing expenses                               665          1,083         1,979         4,692         6,720
General and administrative expenses                        541            705         1,331         2,976         2,570
Amortization of acquired intangible assets                   -            410           631           733           122
Write-off of unamortized acquired intangible
        assets from the Connective Strategies,
        Inc. acquisition                                     -              -             -         2,216             -
                                                  -------------  ------------- -------------  ------------  ------------
        Operating loss                                     (73)          (913)         (409)       (7,812)       (4,132)

Interest income (expense), net                             117             24           (96)          728           494
                                                  -------------  ------------- -------------  ------------  ------------
        Earnings (loss) before income taxes                 44           (889)         (505)       (7,084)       (3,638)
Income tax expense (benefit)                               (15)          (173)          190             -             -
                                                  -------------  ------------- -------------  ------------  ------------
        Net earnings (loss)                                 59           (716)         (695)       (7,084)       (3,638)
Preferred stock dividends                                  128             85            82             -             -
                                                  -------------  ------------- -------------  ------------  ------------
        Net loss attributable to
        common stock                                   $   (69)       $  (801)      $  (777)     $ (7,084)     $ (3,638)
                                                  =============  ============= =============  ============  ============

Loss per common share-basic and diluted                $ (0.02)       $ (0.25)      $ (0.20)     $  (1.34)     $  (0.67)
                                                  =============  ============= =============  ============  ============

                                                                                  Year ended December 31,
                                                    ------------   ------------  ------------   ------------  ------------
                                                       1993           1994          1995           1996          1997
                                                    ------------   ------------  ------------   ------------  ------------
BALANCE SHEET DATA

Working Capital                                         $ 3,536         $  671       $ 2,186        $16,664       $12,499
Intangible Assets                                           384          3,974         4,927          3,223         3,503
Total Assets                                              4,812          7,724        15,472         24,653        21,531
Long-term debt                                                -            116            47             17             -
Stockholders' equity                                      4,236          5,405         8,216         21,861        17,980

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, other competitive factors leading to a decrease in anticipated revenues, achieving technical and product development milestones, the ability to manufacture product in a timely manner to meet market demand, market acceptance of products, the ability to negotiate favorable purchase and sale agreements, and sufficient cash flow for future liquidity and capital resource needs. Gross margins can vary from quarter to quarter based on product and channel mix, and current gross margin levels may not be indicative of future results.

     The Company's historical and prospective operating results have been and are expected to continue to be dependent on a variety of factors including, but not limited to, the length of the sales cycle, the timing of orders from and shipments to clients, product development expenses and the timing of development and introduction of new products. The Company's expense levels are based, in part, on expectations of future revenues. The size and timing of the Company's historical revenues have varied substantially from quarter to quarter and year to year. Accordingly, the results of a particular period, or period to period comparisons of recorded sales and profits may not be indicative of future operating results.

     These factors, among others, could cause results to differ materially from those in the forward looking statements.

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

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the years ended December 31:

                                                                       1995             1996             1997
                                                                    ------------    -------------    -------------
Revenues ................................................              100  %           100  %           100  %
Cost of Revenues ........................................               41               54               44
                                                                    ------------    -------------    -------------
       Gross profit .....................................               59               46               56
Operating Expenses
Research and development expenses .......................               16               27               23
Sales and marketing expenses ............................               25               32               43
General and administrative expenses .....................               16               21               16
Amortization of acquired intangible assets ..............                7                5                1
Write-off of unamortized acquired intangible assets .....
       from the CSI acquisition .........................                -               15                -
                                                                    ------------    -------------    -------------
       Operating loss ...................................               (5)             (54)             (27)
Interest income (expense), net ..........................               (1)               5                3
                                                                    ------------    -------------    -------------
       Loss before income tax expense ...................               (6)             (49)             (24)
Income tax expense ......................................                2                -                -
                                                                    ============    =============    =============
Net loss ................................................               (8) %           (49) %           (24)%
                                                                    ============    =============    =============


Year ended December 31, 1997, Compared to Year ended December 31, 1996

     Revenues increased 12%, or $1.7 million, to $16.0 million for the year ended December 31, 1997, from $14.3 million in 1996. During 1997, the Company was able to generate revenues from new and existing clients that more than offset the loss of revenue due to the termination of the product agreement with MCI Telecommunications Corporation ("MCI"), and lower revenues from GDS. The revenue increase in 1997 was primarily a result of the increased level of product development services provided by the engineering group in Danvers, MA.

     Gross margin increased to 56% for the year ended December 31, 1997, from 46% for 1996. During 1996, the Company realized a lower gross margin on the SafeNet dial access products sold to MCI. In 1997, the shift towards sales of higher gross margin products, the decrease in sales of low margin products to MCI, and the shift in the product mix towards software-based products, contributed to the increased margin.

     Sales and marketing expenses accounted for more than the entire increase in expenses, with a total of $6.7 million in 1997 compared to $4.7 million in 1996, an increase of $2.0 million, or 43%. The increase in sales and marketing expense was primarily a result of increased spending on personnel, mostly in the North American territory, and increased focus on marketing efforts.

     Research and development expenses were at the same level in 1997 compared to 1996, with expenses totaling approximately $3.8 million.

     General and administrative expense decreased by 14% to $2.6 million in 1997, compared to $3.0 million in 1996 which included start up expenses associated with SafeNet Trusted Services facility.

     The Company had a net operating loss of $4.1 million for the year ended December 31, 1997, compared to $7.8 million in 1996. The 1996 operating loss includes charges for amortization of acquired intangible assets from the acquisitions of CSI and GDS of approximately $0.7 million. The 1996 loss also includes a one-time charge of $2.2 million for the write-off of unamortized acquired intangible assets from the Connective Strategies, Inc. acquisition.

     Net interest income totaled $0.5 million in 1997, compared to $0.7 million in 1996, due to the lower level of investable funds.

     The Company had a net loss of $3.6 million for the year ended December 31, 1997, compared to a net loss of $7.1 million in 1996. The loss per common share
- basic and diluted, was $0.67 for the year ended December 31, 1997, compared to a loss of $1.34 per share in 1996.

Year ended December 31, 1996, Compared to Year ended December 31, 1995

         Revenues increased 76%, or $6.2 million, to $14.3 million for the year ended December 31, 1996, from $8.1 million in 1995. Of the increase, $2.2 million is attributable to network security systems and products, mainly the SafeNet/Dial(TM) products. The remainder of the increase, $3.9 million, is attributable to the inclusion of GDS revenues for twelve months in 1996 but only for two months in 1995. Revenues for 1995 on a pro forma basis, which includes GDS, were $13.2 million.

         The Company concluded discussions with MCI in the fourth quarter of 1996 to terminate a previous product agreement under which MCI was obligated to purchase $7.0 million of SafeNet/ Enterprise(TM) products during the twelve month period ending September 30, 1997. As a result, the Company experienced only a nominal increase in network security systems and products when the revenues for the last six months of 1996 are compared to revenues for the same period in 1995 and revenues from MCI are removed from both periods.

         Gross margin decreased to 46% for the year ended December 31, 1996, from 59% in 1995. On a pro forma basis, which includes GDS, the gross margin was 61% in 1995. The decrease was caused by higher costs associated with the production of SafeNet/Dial(TM) products, changes in the GDS product mix and a favorable profit margin on a large purchase order in 1995. The Company realized a lower gross profit on the SafeNet/Dial(TM) products sold to MCI in 1996 in order to obtain market share.

         Research and development expenses increased 196%, or $2.5 million, to $3.8 million for the year ended December 31, 1996, from $1.3 million for 1995. The inclusion of GDS for the entire year in 1996 accounted for $1.4 million of the increase. The remainder of the increase was primarily due to higher personnel related costs associated with the expansion of the engineering staff.

         Sales and marketing expenses increased by 138%, or $2.7 million, to $4.7 million for the year ended December 31, 1996, from $2.0 million in 1995. The inclusion of GDS for the entire year accounted for $1.1 million of the increase. The remainder of the increase was primarily due to higher personnel related costs associated with the expansion of the sales and marketing staffs and from increased sales and marketing activities.

         General and administrative expenses increased by 124%, or $1.6 million, to $3.0 million for the year ended December 31, 1996, from $1.3 million in 1995. The inclusion of GDS for the entire year accounted for $0.5 million of the increase. The remainder of the increase was primarily due to start-up costs associated with the Safe/Net Trusted Services facility and the establishment of a management information function.

         The Company had an operating loss of $7.8 million for the year ended December 31, 1996, compared to $0.4 in 1995. The 1996 operating loss includes charges for amortization of acquired intangible assets from the acquisitions of Connective Strategies, Inc. ("CSI") and GDS of $0.7 million, compared to $0.6 million in 1995. The 1996 loss also includes a one-time charge of $2.2 million for the write-off of unamortized acquired intangible from the CSI acquisition.

         Net interest income for the year ended December 31, 1996 was $0.7 million compared to net interest expense of $0.1 million for 1995. The increase resulted from the temporary investment of surplus cash that resulted mainly from the Company's public offering of common stock in 1996.

         The Company had no income tax expense for the year ended December 31, 1996, compared to $0.2 million for 1995. A valuation allowance has been established since the Company's ability to fully use the net operating loss is dependent upon future taxable income.

         The Company had a net loss of $7.1 million for the year ended December 31, 1996 compared to a net loss of $0.7 million in 1995. The loss per common share was $1.34 for the year ended December 31, 1996, of which $0.42 is due to the one-time charge, compared to a net loss of $0.20 per common share in 1995. On a pro forma basis, which includes GDS, the net loss per common share was $0.30 in 1995

LIQUIDITY AND FINANCIAL POSITION OF THE COMPANY

     The Company believes that its current cash resources, together with the cash flows from operations, will be sufficient to meet its needs for its 1998 fiscal year. As of December 31, 1997, the Company had cash and short-term investments of $9.6 million, and working capital of $12.5 million.

     Significant uses of the Company's financial resources in 1997 include $3.5 million in operating activities, and $1.0 million in investing activities. Accounts receivable increased $1.7 million in the year, primarily a result of a large volume of shipments at the end of the fourth quarter. Inventories decreased by approximately $629,000.

     In August 1996, the Company signed a two year Joint Development and Marketing Agreement with CyberGuard. The companies have developed and intend to market a product that combines the Company's SafeNet/Enterprise(TM) products and CyberGuard's Firewall product. In connection therewith, the Company has prepaid a refundable $1.0 million license fee to CyberGuard. As of December 31, 1997, the Company has utilized $27,500 in credits against the prepaid license fee. The agreement provides that in the event that it is terminated prior to such credit aggregating $1.0 million, then Cyberguard shall repay to the Company the balance of the $1.0 million prepaid license fee within one year of the termination with interest at the prime rate.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income.

     SFAS No. 130 is effective for both interim and annual periods beginning December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial statements issued to shareholders.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management intends to adopt its provisions during 1998.

     Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resourses. The costs incurred to date and future costs are not expected to be material to the financial statements.

INFLATION AND SEASONALITY

     The Company does not anticipate that inflation will significantly impact its business. The Company does not believe its business is seasonal, however, because the Company recognizes revenues upon shipment of finished products, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

ITEM 8 - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Independent Auditors' Report                                                                                22

Consolidated Balance Sheets as of December 31, 1996 and 1997                                                23

Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997                  24

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997        25

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997                  26

Notes to Consolidated Financial Statements                                                                  28

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Information Resource Engineering, Inc.:


We have audited the accompanying consolidated balance sheets of Information Resource Engineering, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Resource Engineering, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                          KPMG PEAT MARWICK LLP

Baltimore, Maryland
March 13, 1998

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1996 and 1997

=======================================================================================================================
                                                                                                  1996            1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                          $  11,916,991       7,222,069
      Short-term investments                                                                 2,311,980       2,339,408
      Accounts receivable, net of allowance for doubtful
           accounts of $60,276 for 1997 (note 4)                                             1,564,381       3,216,542
      Inventories (note 5)                                                                   3,543,995       2,915,331
      Prepaid expenses                                                                         101,843         356,735
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                        19,439,190      16,050,085

Equipment and leasehold improvements, net (notes 6 and 8)                                    1,842,725       1,575,777
Computer software development costs, net of accumulated
      amortization of $336,525 and $498,430                                                  1,142,352       1,407,076
Goodwill, net of accumulated amortization of $142,662 and $264,986                           1,080,568         958,244
Prepaid license fees (note 14)                                                               1,000,000       1,137,500
Other assets                                                                                   148,406         402,337
-----------------------------------------------------------------------------------------------------------------------
                                                                                         $  24,653,241      21,531,019
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt (note 8)                                      $      18,480          16,710
      Accounts payable                                                                       1,288,929       1,034,667
      Accrued expenses (note 7)                                                              1,317,389       1,736,963
      Deferred revenue                                                                         150,498         762,579
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    2,775,296       3,550,919

Long-term debt, less current maturities (note 8)                                                16,710               -
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                            2,792,006       3,550,919
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity (notes 9 and 13):
      Preferred stock, $.01 par value per share.  Authorized 500,000 shares                          -               -
      Common stock, $.01 par value per share.  Authorized 15,000,000 shares, issued
           and outstanding 5,458,127 shares in 1996 and 5,462,727 shares in 1997                54,581          54,627
      Additional paid-in capital                                                            30,917,584      30,929,277
      Deficit                                                                               (8,597,003)    (12,234,705)
      Cumulative foreign currency translation adjustment                                      (513,927)       (769,099)
-----------------------------------------------------------------------------------------------------------------------
Net stockholders' equity                                                                    21,861,235      17,980,100

Commitments (notes 11 and 14)                                                                                        -
-----------------------------------------------------------------------------------------------------------------------
                                                                                         $  24,653,241      21,531,019
=======================================================================================================================

See accompanying notes to consolidated financial statements.

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 1995, 1996 and 1997

=============================================================================================================
                                                                      1995             1996             1997
-------------------------------------------------------------------------------------------------------------

Revenues (note 4)                                             $  8,149,224       14,317,423       16,006,998
Cost of revenues                                                 3,318,605        7,671,957        6,971,144
-------------------------------------------------------------------------------------------------------------
Gross profit                                                     4,830,619        6,645,466        9,035,854

Research and development expenses                                1,298,808        3,840,475        3,755,766
Sales and marketing expenses                                     1,979,356        4,692,556        6,720,075
General and administrative expenses                              1,331,194        2,976,273        2,570,200
Amortization of acquired intangible assets (note 3)                630,658          732,644          122,324
Write-off of unamortized acquired intangible assets from
      the Connective Strategies, Inc. acquisition                        -        2,216,200                -
-------------------------------------------------------------------------------------------------------------
Operating loss                                                    (409,397)      (7,812,682)      (4,132,511)

Interest income (expense), net                                     (95,854)         728,132          494,809
-------------------------------------------------------------------------------------------------------------
Loss before income tax expense                                    (505,251)      (7,084,550)      (3,637,702)

Income tax expense (note 10)                                       190,000                -                -
-------------------------------------------------------------------------------------------------------------
Net loss                                                          (695,251)      (7,084,550)      (3,637,702)

Preferred stock dividends                                          (82,270)               -                -
-------------------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders                  $   (777,521)      (7,084,550)      (3,637,702)
=============================================================================================================
Loss per common share - basic and diluted                     $       (.20)           (1.34)            (.67)
=============================================================================================================
Weighted average number of common shares outstanding             3,826,831        5,304,984        5,461,611
=============================================================================================================

See accompanying notes to consolidated financial statements.

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1995, 1996 and 1997

===============================================================================================================================
                                                                             9% Convertible            9% Convertible
                                                                         redeemable cumulative      redeemable cumulative
                                                                            preferred stock            preferred stock
                                                                     ---------------------------  -------------------------
                                                                         Shares         Amount      Shares          Amount
-------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1994                                             75,086     $      751          65     $         1

       Sale of common stock, net of offering expenses                         -              -           -               -
       Stock options exercised                                                -              -           -               -
       Conversion of preferred stock                                    (74,586)          (746)        (65)             (1)
       Redemption of preferred stock                                       (500)            (5)          -               -
       Issuance of common stock upon exercise of warrants,
           net of registration expense                                        -              -           -               -
       Preferred stock dividends declared                                     -              -           -               -
       Net loss for 1995                                                      -              -           -               -
       Foreign currency translation adjustment                                -              -           -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                                  -              -           -               -

       Sale of common stock, net of offering expenses                         -              -           -               -
       Stock options exercised                                                -              -           -               -
       Net loss for 1996                                                      -              -           -               -
       Foreign currency translation adjustment                                -              -           -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                                  -              -           -               -

       Stock options exercised                                                -              -           -               -
       Net loss for 1997                                                      -              -           -               -
       Foreign currency translation adjustment                                -              -           -               -
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                  -     $        -           -     $         -
===============================================================================================================================


==============================================================================================================================


                                                                           Common stock          Additional
                                                                  ---------------------------       paid-in
                                                                      Shares          Amount        capital         Deficit
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                       3,638,063     $    36,380      6,103,099        (734,932)

       Sale of common stock, net of offering expenses                300,000           3,000      3,331,036               -
       Stock options exercised                                           300               3          1,478               -
       Conversion of preferred stock                                 240,464           2,405         (1,924)              -
       Redemption of preferred stock                                       -               -         (5,495)              -
       Issuance of common stock upon exercise of warrants,
           net of registration expense                                66,000             660        284,583               -
       Preferred stock dividends declared                                  -               -              -         (82,270)
       Net loss for 1995                                                   -               -              -        (695,251)
       Foreign currency translation adjustment                             -               -              -               -
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                       4,244,827          42,448      9,712,777      (1,512,453)

       Sale of common stock, net of offering expenses              1,172,500          11,725     21,023,046               -
       Stock options exercised                                        40,800             408        181,761               -
       Net loss for 1996                                                   -               -              -      (7,084,550)
       Foreign currency translation adjustment                             -               -              -               -
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                       5,458,127          54,581     30,917,584      (8,597,003)

       Stock options exercised                                         4,600              46         11,693               -
       Net loss for 1997                                                   -               -              -      (3,637,702)
       Foreign currency translation adjustment                             -               -              -               -
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                       5,462,727     $    54,627     30,929,277     (12,234,705)
===============================================================================================================================


==================================================================================================

                                                                      Cumulative
                                                                foreign currency              Net
                                                                     translation    stockholders'
                                                                      adjustment           equity
--------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                                   -        5,405,299

       Sale of common stock, net of offering expenses                          -        3,334,036
       Stock options exercised                                                 -            1,481
       Conversion of preferred stock                                           -             (266)
       Redemption of preferred stock                                           -           (5,500)
       Issuance of common stock upon exercise of warrants,
           net of registration expense                                         -          285,243
       Preferred stock dividends declared                                      -          (82,270)
       Net loss for 1995                                                       -         (695,251)
       Foreign currency translation adjustment                           (26,310)         (26,310)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                             (26,310)       8,216,462

       Sale of common stock, net of offering expenses                          -       21,034,771
       Stock options exercised                                                 -          182,169
       Net loss for 1996                                                       -       (7,084,550)
       Foreign currency translation adjustment                          (487,617)        (487,617)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                            (513,927)      21,861,235

       Stock options exercised                                                 -           11,739
       Net loss for 1997                                                       -       (3,637,702)
       Foreign currency translation adjustment                          (255,172)        (255,172)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                            (769,099)      17,980,100
==================================================================================================

See accompanying notes to consolidated financial statements.

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1995, 1996 and 1997

===================================================================================================================
                                                                               1995            1996           1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                          $   (695,251)     (7,084,550)    (3,637,702)
     Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
              Depreciation and amortization                                 515,647         659,792        840,499
              Amortization of acquired intangible assets                    630,658         732,644        122,324
              Write-off of unamortized acquired intangible assets
                   from the Connective Strategies, Inc. acquisition               -       2,216,200              -
              Deferred income taxes                                         215,300               -              -
              Changes in operating assets and liabilities:
                   (Increase) decrease in accounts receivable            (2,040,764)      2,608,430     (1,707,438)
                   Decrease in costs and estimated earnings in
                       excess of billing on uncompleted contracts           248,700               -              -
                   (Increase) decrease in inventories                       677,587      (1,425,750)       511,506
                   Decrease in recoverable income taxes                     184,872          32,369              -
                   Increase (decrease) in accounts payable                  136,106         (53,635)      (208,882)
                   Increase (decrease) in accrued expenses                  384,301        (112,880)       468,364
                   Decrease in billings in excess of costs and
                       estimated earnings on uncompleted contracts         (199,225)              -              -
                   Increase (decrease) in deferred revenue                   64,759         (41,290)       616,561
                   Other                                                     45,152        (137,878)      (549,383)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         167,842      (2,606,548)    (3,544,151)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Acquisition of GRETACODER Data Systems AG,
          net of cash acquired of $131,798                                 (439,602)              -              -
     Maturities of short-term investments                                   399,409               -      7,054,000
     Purchase of short-term investments                                        (902)     (2,311,980)    (7,081,428)
     Equipment expenditures                                                (154,862)     (1,274,770)      (307,258)
     Additions to computer software development costs                      (538,200)       (440,568)      (506,042)
     Prepaid license fees                                                         -      (1,000,000)      (137,500)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  $   (734,157)     (5,027,318)      (978,228)
-------------------------------------------------------------------------------------------------------------------




                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

Years ended December 31, 1995, 1996 and 1997

====================================================================================================
                                                                 1995           1996           1997
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from notes payable                         $    589,000              -
     Payments of notes payable                             (1,081,351)    (4,053,416)             -
     Proceeds from issuance of common stock, net of
         offering expense                                   3,619,279     21,034,771              -
     Redemption of preferred stock                             (5,766)             -              -
     Payment of preferred stock dividends                    (127,118)             -              -
     Payments of long-term debt                               (67,345)       (80,979)       (18,480)
     Stock options exercised                                    1,481        182,169         11,739
----------------------------------------------------------------------------------------------------
Net cash provided by (used in ) financing activities        2,928,180     17,082,545         (6,741)
----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                         3,266       (188,182)      (165,802)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        2,365,131      9,260,497     (4,694,922)

Cash and cash equivalents at beginning of year                291,363      2,656,494     11,916,991
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                 $  2,656,494     11,916,991      7,222,069
====================================================================================================
Cash paid for:
     Interest expense                                    $     66,481        159,509         11,520
====================================================================================================
     Income taxes                                        $        800              -              -
====================================================================================================

See accompanying notes to consolidated financial statements.

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended December 31, 1996 and 1997

================================================================================


 (1)  BUSINESS

      Information Resource Engineering, Inc. (the Company) is engaged in the business of designing, manufacturing and marketing a line of products which secure data transmissions on computer networks through the use of encryption technology.

      During 1994, the Company acquired Connective Strategies, Inc. (CSI), which designs, manufactures and markets communications equipment enabling data and voice connectivity via the Integrated Services Digital Network (ISDN). In 1996, the Company invested in the development of a new secure communications chip. Due to this new superseding technology, which does not utilize CSI's ISDN product, the Company no longer markets its CSI products to new customers. Consequently, the Company has taken a one-time charge in 1996 of $2,216,200 related to the write-off of the unamortized acquired intangible assets from this acquisition. Future CSI ISDN product sales are not expected to be significant since the products will only be sold pursuant to commitments to existing customers.

      On October 31, 1995, the Company acquired all of the issued and outstanding stock of GRETACODER Data Systems AG (formerly Gretag Data Systems AG) (GDS), a company which designs, manufactures and markets cryptographic equipment. Results of operations for GDS are included in the accompanying consolidated statement of operations for the period after October 31, 1995.


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

                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

 (2)  CONTINUED

      REVENUES

      Revenue is recognized from sales when the product is shipped. Unearned income on maintenance contracts is amortized by the straight-line method over the terms of the contracts. Revenues from engineering services are recognized as the services are provided. There was no material accounts receivable related to unbilled engineering services at December 31, 1996 and 1997.

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

      COMPUTER SOFTWARE DEVELOPMENT COSTS

      Computer software development costs are capitalized subsequent to the establishment of technological feasibility for each software product which is evidenced by a detailed program design. Capitalization of costs ceases when the product is available for general release to customers. Such costs are amortized using the straight-line method over a three to five year period beginning on product release dates. The Company assesses the recoverability of this intangible asset by comparing the unamortized balance to the net realizable value.

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


================================================================================

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

      STOCK OPTIONS

      On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and has elected to continue to



                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

 (2)  CONTINUED

      apply the intrinsic value method under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees to account for stock-based employee compensation. Under this method, compensation cost is recognized for awards of shares of common stock to employees under compensatory plans only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. SFAS No. 123 permits companies to adopt a new fair value based method to account for stock-based employee compensation plans or to continue using the intrinsic value method. If the intrinsic value method is used, information concerning the pro forma effects on net earnings and earnings per share of adopting the fair value based method for stock-based employee compensation grants made in 1995 and subsequent years is required to be presented in the notes to the financial statements. The pro forma disclosures are presented in note 13 to the consolidated financial statements.

      LOSS PER COMMON SHARE

      The Company adopted SFAS No. 128, Earnings Per Share, during the year ended December 31, 1997. Statement 128 establishes revised standards for computing and presenting earnings per share (EPS) data. It requires dual presentation of "basic" and "diluted" EPS on the face of the statements of income and reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. As required by SFAS No. 128, EPS data for prior periods presented have been restated to conform to the new standard.


                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

 (2)  CONTINUED

      Basic EPS is calculated by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of net loss per share of common stock is summarized as follows for the years ended December 31:


                                      1995                       1996                     1997
                             ----------------------    ----------------------   -----------------------
                                  Basic     Diluted         Basic     Diluted        Basic     Diluted
-------------------------------------------------------------------------------------------------------

Net loss                    $  (695,251)   (695,251)   (7,084,550) (7,084,550)  (3,637,702) (3,637,702)
Accrued dividends
     on preferred stock         (82,270)    (82,270)          -           -            -           -
-------------------------------------------------------------------------------------------------------

Net loss
     attributable
     to common
     stockholders           $  (777,521)   (777,521)   (7,084,550) (7,084,550)  (3,637,702) (3,637,702)
-------------------------------------------------------------------------------------------------------

Weighted-average
     shares
     outstanding              3,826,831   3,826,831     5,304,984   5,304,984    5,461,611   5,461,611
Dilutive securities
     options                        -           -             -           -            -           -
-------------------------------------------------------------------------------------------------------

Adjusted weighted-
     average shares
     used in EPS
     computation              3,826,831   3,826,831     5,304,984   5,304,984    5,461,611   5,461,611
-------------------------------------------------------------------------------------------------------


      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income.

      SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement.


                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

 (2)  CONTINUED

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders.

      SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management intends to adopt its provision during 1998.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

      The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

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

      RECLASSIFICATIONS

      Certain amounts for 1995 and 1996 have been reclassified to conform to the 1997 presentation.


                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

 (3)  ACQUISITIONS

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

      The aggregate net purchase price for GDS was determined as follows:

Cash purchase price                                $     431,850
Notes payable                                          3,853,416
Transaction costs                                        139,550
-----------------------------------------------------------------
Net purchase price                                 $   4,424,816
=================================================================

      The net purchase price was allocated to the acquired tangible and intangible net assets based upon the relative fair values as follows:

Cash                                               $     131,798
Inventory                                              2,346,416
Other current assets                                   1,484,883
Equipment and leasehold improvements                     412,986
Deferred tax assets                                      194,000
Current liabilities                                   (1,368,497)
Goodwill                                               1,223,230
-----------------------------------------------------------------
Net purchase price                                 $   4,424,816
=================================================================

      The Company allocated $474,000 of the purchase price to inventory in excess of the carrying cost of GDS. Of this amount, $238,000 and $236,000 was charged to cost of revenues in 1995 and 1996, respectively.


 (4)  REVENUES AND ACCOUNTS RECEIVABLE

      During the three years ended December 31, 1997, revenues from two commercial clients accounted for greater than 10% of annual revenues as follows: one client accounted for 13% of 1995 revenues and 27% of 1996 revenues and one client accounted for 15% of 1997 revenues. During the three years ended December 31, 1997, revenues from non-U.S. clients were 34%, 47% and 44%, respectively. The majority of these revenues were derived from European distributors and financial institutions.


                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

 (4)  CONTINUED

      The Company grants credit to clients. Sales terms with clients, including distributors, generally do not provide for right of return privileges for credit, refund or other products. The Company's clients, which include both commercial companies and governmental agencies, are in various industries, including banking, security, communications and distributors of electronic products.


 (5)  INVENTORIES

      Inventories consist of the following:

                                                    1996            1997
-------------------------------------------------------------------------
Raw materials                               $  1,451,142       1,208,439
Finished goods                                 2,092,853       1,706,892
-------------------------------------------------------------------------
                                            $  3,543,995       2,915,331
=========================================================================

 (6)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

      Equipment and leasehold improvements consist of the following:

                                                       1996            1997
----------------------------------------------------------------------------
Equipment                                       $ 1,973,584       2,191,109
Automobiles                                          87,636          87,180
Leasehold improvements                              629,252         630,953
----------------------------------------------------------------------------
                                                  2,690,472       2,909,242

Less accumulated depreciation and amortization      847,747       1,333,465
----------------------------------------------------------------------------
                                                $ 1,842,725       1,575,777
============================================================================

 (7)  ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                     1996        1997
----------------------------------------------------------------------
Accrued salaries and commissions              $   694,412   1,016,970
Other                                             622,977     719,993
----------------------------------------------------------------------
                                              $ 1,317,389   1,736,963
======================================================================

                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

 (8)  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                            1996            1997
-----------------------------------------------------------------------------------------------------------------

Note payable to finance company bearing interest at 8.95% and requiring
    monthly payments of principal and interest of $1,740 through October 1998        $    35,190          16,710
-----------------------------------------------------------------------------------------------------------------
                                                                                          35,190          16,710

Less current maturities                                                                   18,480          16,710
-----------------------------------------------------------------------------------------------------------------
                                                                                     $    16,710               -
=================================================================================================================

      The notes payable are secured by an automobile having a net carrying value of $59,558 and $49,126 at December 31, 1996 and 1997, respectively.


(9)   STOCKHOLDERS' EQUITY

      The 9% convertible redeemable cumulative preferred stock (9% preferred stock) required cumulative dividends of $.90 per share payable semiannually. Holders of the 9% preferred stock converted 74,586 shares of such stock into common stock of the Company during the year ended December 31, 1995. The remaining 500 shares of 9% preferred stock were redeemed for cash on June 30, 1995.

      In connection with the offering of the 9% preferred stock, the Company issued the underwriter warrants to purchase 66,000 shares of common stock at $4.675 per share. The warrants were exercised in June 1995. The Company received proceeds from the exercise of $285,243, net of offering expenses.

      In connection with the acquisition of CSI (note 1), the Company issued 65 shares of Series A Convertible Redeemable Cumulative Preferred Stock (Series A preferred stock) valued at $10,000 per share. The Series A preferred stock required cumulative dividends payable semiannually at an annual rate of 8.75%. On December 5, 1995, the 65 shares of the Series A preferred stock were converted for 65,000 shares of common stock.

      In February 1996, the Company completed a public offering of 1,172,500 shares of common stock at a per share price of $20.00. The net proceeds of the Company from the offering were approximately $21,035,000 after deducting offering expenses.



                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

(10)  INCOME TAXES

      Income tax expense (benefit) consists of the following:

                                               1995     1996     1997
----------------------------------------------------------------------
Current:
    Federal                         $       (29,000)     -        -
    State                                    (5,300)     -        -
    Foreign                                   9,000      -        -
----------------------------------------------------------------------
                                            (25,300)     -        -

Deferred:
    Federal                                  19,700      -        -
    State                                     1,600      -        -
    Foreign                                 194,000      -        -
----------------------------------------------------------------------
                                            215,300      -        -
----------------------------------------------------------------------
                                    $       190,000      -        -
======================================================================

      The income tax expense (benefit) differed from the amount computed by applying the Federal income tax rate of 34% to loss before income tax expense as a result of the following:

                                                                             1995                1996                 1997
---------------------------------------------------------------------------------------------------------------------------
Computed "expected" tax benefit                                       $  (171,785)         (2,408,747)          (1,236,819)
Increase (reduction) in income taxes resulting from:
    State and local income taxes,
              net of Federal income tax benefit                            (2,442)           (190,026)            (173,387)
    Amortization of acquired intangible assets,
              not deductible for tax purposes                             214,423             249,099               41,590
    Write-off of unamortized acquired intangible assets
              from the Connective Strategies, Inc. acquisition
              not deductible for tax purposes                                 -               753,508                  -
    Foreign income taxes at rates less than 34%                           (72,950)                -                    -
    Change in valuation allowance                                         169,500           1,774,500            1,635,000
    Other, net                                                             53,254            (178,334)            (266,384)
---------------------------------------------------------------------------------------------------------------------------
                                                                      $   190,000                 -                    -
===========================================================================================================================



                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

================================================================================

(10)  CONTINUED

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below at December 31:

                                                                            1996               1997
----------------------------------------------------------------------------------------------------
Deferred tax assets:
   Inventories, due to additional costs inventoried for tax
           purposes pursuant to the Tax Reform Act of 1986           $    67,000            241,000
   Net operating loss carryforward                                     1,906,000          3,358,000
   Other                                                                  18,000             99,000
----------------------------------------------------------------------------------------------------
                                                                       1,991,000          3,698,000
----------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Equipment, due to differences in depreciation                         (22,000)           (88,000)
   Other                                                                 (25,000)           (31,000)
----------------------------------------------------------------------------------------------------
                                                                         (47,000)          (119,000)
----------------------------------------------------------------------------------------------------

Net deferred tax asset                                                 1,944,000          3,579,000
Less valuation allowance                                              (1,944,000)        (3,579,000)
----------------------------------------------------------------------------------------------------
                                                                     $       -                  -
====================================================================================================

      The Company has net operating loss carryforwards for United States income tax purposes of approximately $8,700,000 which are available to reduce future taxable income through 2012. In addition, the Company has a net operating loss of $1,754,000 which is attributable to CSI's preacquisition period and is available to reduce future taxable income of CSI at the rate of approximately $124,000 per year and expires in various amounts through 2008.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are allowable. Based on consideration of the above factors management established a valuation allowance for which the balance was $1,944,000 and $3,579,000 at December 31, 1996 and 1997,
      respectively.

      The Company has not provided any additional U.S. income taxes on the GDS taxable income since management does not expect to repatriate such earnings.


                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

(11)  LEASES

      The Company leases office facilities and equipment under operating leases expiring at various dates through 2003. The leases require the Company to pay real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis. The annual minimum rentals under the leases as of December 31, 1997 are as follows:

1998                                               $    549,387
1999                                                    549,593
2000                                                    464,478
2001                                                    468,639
2002                                                    481,621
Thereafter                                              115,296
================================================================

      Rent expense for the years ended December 31, 1995, 1996 and 1997 was $184,224, $518,177 and $616,465, respectively.


(12)  PENSION PLAN

      The Company has a defined contribution pension plan for employees who have completed three months of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (the Code) of 3% to 10% of base compensation up to the maximum allowable contributions as determined by the Code. The Company matches participants' contributions on a discretionary basis. The Company may also make additional discretionary contributions. The Company made no contributions to the plan during the three years ended December 31, 1997.


(13)  STOCK OPTIONS AND WARRANTS

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


                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

(13)  CONTINUED

      Option transactions during 1995, 1996 and 1997 were as follows:

                                       Number            Range of    Weighted average
                                    of shares     exercise prices      exercise price
--------------------------------------------------------------------------------------
Outstanding at December 31, 1994      112,600    $ 0.10 to $ 5.25             $  3.22
    Granted                           151,000    $ 7.25 to $17.00               14.06
    Canceled                           (9,700)   $ 4.50 to $13.50                7.48
    Exercised                            (300)   $           4.94                4.94
--------------------------------------------------------------------------------------
Outstanding at December 31, 1995      253,600    $ 0.10 to $17.00                9.54
    Granted                           393,000    $ 9.88 to $28.63               18.45
    Canceled                          (37,200)   $ 1.30 to $17.00               12.85
    Exercised                         (40,800)   $ 0.10 to $13.50                4.46
--------------------------------------------------------------------------------------
Outstanding at December 31, 1996      568,600    $ 1.30 to $28.63               15.92
    Granted                           931,250    $ 6.38 to $20.00               10.39
    Canceled                         (500,867)   $ 4.50 to $28.63               16.68
    Exercised                          (4,600)   $ 1.30 to $ 4.50                2.55
--------------------------------------------------------------------------------------
Outstanding at December 31, 1997      994,383    $ 1.30 to $20.00             $ 10.45
======================================================================================
Exercisable at December 31, 1997      151,599    $ 1.30 to $17.00             $  9.33
======================================================================================

                                                                1996
                         ------------------------------------------------------------------------------------------------
                                             Options Outstanding                             Options Exercisable
                         -------------------------------------------------------        ---------------------------------
                                         Weighted average
Range of                      Number            remaining      Weighted average              Number     Weighted average
exercise prices            of shares     contractual life        exercise price           of shares       exercise price
-------------------------------------------------------------------------------------------------------------------------
$1.30 to $9.88               105,300           4.97 years            $     5.90              35,100         $       3.54
$10.00 to $20.00             285,300           5.88 years                 14.55              43,700                14.14
$20.38 to $28.63             178,000           6.32 years                 24.02                 -                    -
-------------------------------------------------------------------------------------------------------------------------

                             568,600           5.85 years            $    15.92              78,800         $       9.42
=========================================================================================================================



                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

(13)  CONTINUED

                                                               1997
                         --------------------------------------------------------------------------------------------

                                            Options Outstanding                           Options Exercisable
                         ------------------------------------------------------     ---------------------------------
                                        Weighted average
Range of                     Number            remaining      Weighted average           Number     Weighted average
exercise prices           of shares     contractual life        exercise price        of shares       exercise price
---------------------------------------------------------------------------------------------------------------------

$1.30 to $8.88              210,800           4.49 years            $     6.86           64,100            $    5.24
$9.00 to $9.88              424,083           5.54 years                  9.38           34,999                 9.58
$10.00 to $20.00            359,500           5.73 years                 13.81           52,500                14.15
---------------------------------------------------------------------------------------------------------------------
                            994,383           5.39 years            $    10.45          151,599            $    9.33
=====================================================================================================================

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

                                               1995           1996           1997
----------------------------------------------------------------------------------
Net loss                 As reported     $ (695,251)    (7,084,550)    (3,637,702)
                         Pro forma         (760,000)    (7,578,000)    (4,252,000)
Loss per common share -
    basic and diluted    As reported           (.20)         (1.34)          (.67)
                         Pro forma             (.22)         (1.43)          (.78)
==================================================================================

      Pursuant to SFAS No. 123, pro forma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost recognized over the option's vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

      The weighted average fair values of options granted during 1995, 1996 and 1997 were $806,000, $2,453,000 and $4,128,000, respectively, on the dates of grant. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997, respectively: risk-free interest rates of 5.83% to 6.76% for 1995, 5.253% to 6.78% for 1996 and 5.71% to 6.78% for 1997; expected volatility of 32% for 1995 and 1996 and 63% for 1997; dividend yield and expected dividend growth rate of 0% in all years; and expected lives of 3 to 5 years and expected forfeitures of 0% for all years.


                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

(13)  CONTINUED

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

      In connection with a financial consulting agreement in February 1997, the Company issued warrants to purchase 25,000 shares of common stock at $9.00 per share and 25,000 shares of common stock at $20.00 per share. The warrants are exercisable at any time during a three-year period commencing in February 1997.

      At December 31, 1997, the Company had reserved 1,529,300 shares of common stock for the stock option plan and conversion of outstanding warrants.


(14)  OTHER COMMITMENTS AND CONTINGENCIES

      In August 1996, the Company signed a two year joint development and marketing agreement (agreement) with CyberGuard Corporation (CyberGuard). The companies have developed and intend to market a product that combines the Company's SafeNet/Enterprise products and CyberGuard's Firewall product. In connection therewith, the Company has prepaid a refundable $1.0 million license fee to CyberGuard. As of December 31, 1997, the Company has utilized $27,500 in credits against the prepaid license fee. The agreement provides that in the event that this agreement is terminated prior to such credit aggregating $1.0 million, then CyberGuard shall repay to the Company the balance of the $1.0 million prepaid license fee within one year of the date of such termination with interest at the prime rate.


(15)  OPERATIONS OUTSIDE THE UNITED STATES

      Net income (loss) of the Company's non-U.S. subsidiary was $403,769, $(298,872) and $46,182 for 1995, 1996 and 1997, respectively. Net sales to unaffiliated customers of the Company's non-U.S. subsidiary were $2,295,843, $6,235,987 and $5,474,327 for 1995, 1996 and 1997,
      respectively.


                                                                     (Continued)

INFORMATION RESOURCE ENGINEERING, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

(15)  CONTINUED

      The Company's investment in identifiable assets and liabilities located outside the United States was as follows at December 31:

                                                  1996                  1997
-----------------------------------------------------------------------------
Current assets                            $  4,002,221             4,294,819
Property, plant and equipment, net             190,187                73,789
-----------------------------------------------------------------------------
Total assets                                 4,192,408             4,368,608

Current liabilities                          1,257,190             1,579,718
-----------------------------------------------------------------------------
Net assets                                $  2,935,218             2,788,890
=============================================================================

================================================================================

                                                                     (Continued)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

                   NAME                   AGE                      POSITION
           ------------------             ---     ------------------------------------------
           Anthony A. Caputo               56     Chairman, Chief Executive Officer and President
           Michael M. Kaplan               53     Senior Vice President, Technology
           Jill Leukhardt                  41     Senior Vice President, Director
           Richard G. Tennant              52     Vice President of Finance and Administration,
                                                  Chief Financial Officer
           Dubhe E. Beinhorn               41     Vice President, International Sales
           Sean Price                      34     Vice President, North American Sales
           Gary L. McGreal                 45     Vice President, Marketing
           John F. Hembrough               48     Vice President, OEM Sales
           Steven Turner                   39     Vice President, Product Support
           Douglas E. Kozlay               58     Principal Engineer, Director
           Ira A. Hunt, Jr                 73     Director
           Bruce R. Thaw                   44     Director

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

    Anthony A. Caputo, the Chairman, Chief Executive Officer and President of the Company, invested in the Company in 1986, and became a director in November 1986. In 1982, Mr. Caputo founded another computer security firm, TACT Technology, as a division of a public company, and after securing outside funding through a $3.0 million limited partnership in 1984, managed TACT as a separate company. Mr. Caputo resigned from TACT Technology in November 1986 to join the Company. Mr. Caputo has over 20 years' experience in the computer industry, in marketing and management capacities. In June 1993, Mr. Caputo was named Maryland's High Tech Entrepreneur of the Year, an annual award sponsored by organizations including Inc. Magazine, Ernst and Young LLP and Merrill Lynch. He has served as an officer of several publicly traded companies including International Mobile Machines Inc., and Comshare, Inc., as well as Value Software, now part of Computer Associates, Inc. Currently, Mr. Caputo is also a director of CardGuard International, Inc., a privately held company focused on developing fingerprint identification technology..

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

    Jill Leukhardt has been a Senior Vice President of the Company since June 1995. She served as the Vice President of Sales and Marketing of the Company from 1989 to 1995. She was appointed a director of the Company in December, 1990. Ms. Leukhardt possesses a graduate level degree in Electrical Engineering. From 1980 to 1986,

Ms. Leukhardt was a Marketing Manager at Intel Corporation where she managed several projects including the planning, specification and initial marketing of the 80386 microprocessor. Prior to joining the Company, from 1986 to 1989, she served as Vice President-Marketing for Micro Wholesalers, Inc., a microcomputer distributor. She has also served as a Trustee of Johns Hopkins University since July 1992.

     Richard G. Tennant has been Vice President of Finance and Administration and Chief Financial Officer since July 1997. Prior to joining the Company, Mr. Tennant served as Vice President of Finance and Administration and Chief Financial Officer of Netrix Corporation, a wide-area networking corporation, since 1987.

     Dubhe E. Beinhorn has been Vice President, International Sales since October 1996. Ms. Beinhorn's principal responsibilities include the identification and development of distribution channels, partnerships, strategic alliances and direct customer relationships outside North America. Prior to joining the Company, Ms. Beinhorn served as Vice President, International Sales for Netrix Corporation, and National Account Manager, Federal Operations at Network Equipment Technologies.

     Sean Price joined the Company in April 1997 as Vice President, North America Sales. His primary responsibility is managing and expanding the Company's domestic distribution channels, more specifically Value Added Resellers, systems integrators, and network service providers. Prior to joining IRE, Mr. Price was Vice President of Worldwide Sales for Nuera Communications, where he managed direct sales to carriers and end users as well as indirect sales through Value Added Resellers.

     Gary L. McGreal joined the Company in October 1994 in connection with the Company's acquisition of Connective Strategies, Inc., and became Director of Product Planning. In 1996 he became IRE's Director of Planning, and in 1997 he was made Vice President, Marketing. From 1985 to 1994 he was Executive Vice President and Chief Operating Officer of Connective Strategies, Inc.

     John F. Hembrough joined the Company in September 1997 as Vice President, OEM Sales. Mr. Hembrough is responsible for building sales channels and managing the Company's OEM division through sales of Safenet technology to major computer, communications, and software manufacturers. Prior to joining IRE, he was the Vice President/General Manager of European Operations for Raptor Systems, a software security company.

     Steven Turner has been with the Company since March 1988 serving as Technician, Engineer, Production Manager, and Director, Product Support. Mr. Turner has been the Vice President of Product Support since July 1994 where he is the senior manager for the manufacturing, client support, Safenet Trusted Services, and MIS groups. Prior to joining the Company, he held various positions at the U.S. Naval Research Lab, E-Systems, and the U.S. Air Force.

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

    Bruce R. Thaw has been a director of the Company since December 1990. From 1987 to the present, Mr. Thaw has served as general counsel to the Company. Mr. Thaw was admitted to the bar of the State of New York in 1978 and the California State Bar in 1983. Mr. Thaw is also a director of Amtech Systems, Inc., a publicly traded company engaged in the semiconductor industry, and Nastech Pharmaceutical Company, Inc., a publicly traded company engaged in drug delivery technology.

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

ITEM 11 - EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the definitive Proxy Statement the Company will be filed with the Securities and Exchange Commission, no later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the definitive Proxy Statement the Company will be filed with the Securities and Exchange Commission, no later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the definitive Proxy Statement the Company will be filed with the Securities and Exchange Commission, no later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1. The financial statements filed as part of this report are listed separately on the Index To Financial Statements on page 19 of this
          Form.
       2. Financial Statement Schedules:  None
(b)    Reports on Form 8-K:  None
(c)    Exhibits required by Item 601 of Regulation S-K:
       3A      Articles of Incorporation of Registrant, as filed with the Secretary of State of
               Delaware on November 1, 1988, as amended on March 6, 1989, May 19, 1989,
               September 22, 1992, June 30, 1995 and October 4, 1995                                        1/B/R(1)
       3B      By-laws of Registrant                                                                        1/B/R(2)
       4       Specimen of Common Stock Certificate of Registrant                                           1/B/R(2)
       10A     Sublease dated November 2, 1993 for facility at 8029 Corporate Drive, Baltimore, Md.         1/B/R(3)
       10B     Stock Option Plan                                                                            1/B/R(4)
       10C     Employment Agreement with Douglas Kozlay                                                     1/B/R(2)
       10D     Form Employee Non-Disclosure Agreement                                                       1/B/R(2)
       10E     Award Contract with United States Department of the Treasury                                 1/B/R(4)
       10F     Agreement with GTE Government Systems Corporation                                            1/B/R(5)
       10G     Agreement and Plan of Merger dated September 30, 1995 with Connective Strategies, Inc.       1/B/R(6)
       10H     Employment Agreement with Charles D. Brown                                                   1/B/R(7)
       10I     Agreement between the Registrant and AT&T International, Inc. for the acquisition of
               Gretag Data Systems AG                                                                       1/B/R(8)
       10J     Agreement between the Registrant and MCI Telecommunications Corporation                      1/B/R(9)
       10K     Employment Agreement between GDS and Dr. Kurt H. Mueller                                     1/B/R(1)
       10L     Placement Agent Warrant                                                                      1/B/R(1)
       10M     Alliance and Joint Marketing Agreement between the Registrant and MCI Telecommunications
               Corporation                                                                                  1/B/R(11)
       10N     Joint Development and Marketing Agreement between the Registrant and CyberGuard
               Corporation                                                                                  1/B/R(11)
       10O     Employment Agreement with Anthony Caputo                                                     1/B/R(11)
       10P     Agreement between the Registrant Lockheed Martin Corporation Information Systems &           1/B/R(11)
               Technologies
       10Q     Agreement between IRE Secure Solutions, Inc. (wholly-owned subsidiary of the Registrant)     1/B/R(10)
               and Analog Devices, Inc.
       21      Subsidiaries of Registrant
       27      Financial Data Schedule

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

(10) Filed as an exhibit to Form 10-Q for the quarterly period ended September 30,1996 and incorporated herein by reference.

(11) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

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

    Date:  March 27, 1998

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

                 SIGNATURE                                       TITLE                           DATE
                 ---------                                       -----                           ----
           /s/ ANTHONY A. CAPUTO               Chairman, Chief Executive Officer                 March 27, 1998
--------------------------------------------   and President
             Anthony A. Caputo

                                               Senior Vice President, Director                   March 27, 1998
--------------------------------------------
             Jill L. Leukhardt

          /s/ RICHARD G. TENNANT               Vice President of Finance and                     March 27, 1998
--------------------------------------------   Administration, Chief Financial Officer
            Richard G. Tennant                 (Principal Financial and Accounting Officer)

           /s/ DOUGLAS E. KOZLAY               Director                                          March 27, 1998
--------------------------------------------
             Douglas E. Kozlay

           /s/ IRA A. HUNT, JR.                Director                                          March 27, 1998
--------------------------------------------
             Ira A. Hunt, Jr.

             /s/ BRUCE R. THAW                 Director                                          March 27, 1998
--------------------------------------------
               Bruce R. Thaw