Form 10-Q
period 1998-03-31
INFORMATION RESOURCE ENGINEERING INC
filed 1998-05-13
CIK 850313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20634
                     INFORMATION RESOURCE ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------


               Delaware                          52-1287752
               --------                          ----------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)


                  8029 Corporate Drive, Baltimore, Md.  21236
                  -------------------------------------------
                    (Address of principal executive offices)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of May 4, 1998 was 5,463,727.

                     INFORMATION RESOURCE ENGINEERING, INC.
                               TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
 PART I.           FINANCIAL INFORMATION

    Item 1.        Financial Information

                   Consolidated Balance Sheets as of December 31, 1998 and March 31,                3
                   1997

                   Consolidated Statements of Operations for the three months ended
                   March, 1998 and 1997                                                             4

                   Consolidated Statements of Stockholders' Equity for the three
                   months ended March 31, 1998 and 1997                                             5

                   Consolidated Statements of Cash Flows for the three months ended
                   March 31, 1998 and  1997                                                         6

                   Consolidated Statements of Comprehensive Income (Loss) for the
                   three months ended March 31, 1998 and 1997                                       7

                   Notes to Consolidated Financial Statements                                       8

    Item 2.        Management's Discussion and Analysis of Financial Condition and                 10
                   Results of Operations

 PART II.          OTHER INFORMATION                                                               13


 Item 6.           Exhibits and Reports on Form 8-K

 SIGNATURES                                                                                        13

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                      March 31,       December 31,
                                                                                         1998              1997
                                                                                     ----------      --------------
                                         Assets                                     (unaudited)
                                         ------

 Current assets:

     Cash and cash equivalents                                                           $  8,887             $  7,222

     Short-term investments                                                                    --                2,339

     Accounts receivable                                                                    3,077                3,217

     Inventories                                                                            3,042                2,915

     Prepaid expenses                                                                         307                  357
                                                                                         --------             --------
           Total current assets                                                            15,313               16,050

 Equipment and leasehold improvements, net of accumulated
      depreciation of $1,418 and $1,321                                                     1,512                1,576

 Computer software development costs, net of accumulated
      amortization of $590 and $498                                                         1,464                1,407

 Goodwill, net of accumulated amortization of $296 and $265                                   928                  958

 Prepaid license fee and other assets                                                       1,524                1,540
                                                                                         --------             --------
                                                                                         $ 20,741             $ 21,531
                                                                                         ========             ========

                          Liabilities and Stockholders' Equity
                          ------------------------------------
 Current liabilities:

     Current maturities of long-term debt                                                $     12             $     17

     Accounts payable                                                                       1,737                1,035

     Accrued expenses                                                                       1,326                1,737

     Advance payments and deferred revenue                                                    323                  762
                                                                                         --------             --------
           Total current liabilities                                                        3,398                3,551


 Stockholders' equity:

     Preferred stock, $.01 par value per share.
        Authorized 500,000 shares, issued and outstanding, none                                --                   --

     Common stock, $.01 par value per share.
        Authorized 15,000,000 shares, issued and outstanding 5,463,727
        shares in 1998 and 5,462,727 in 1997                                                   55                   55

                                                                                           30,930               30,929

     Additional paid-in capital

     Accumulated deficit                                                                  (12,744)             (12,235)

     Accumulated other comprehensive income                                                  (898)                (769)
                                                                                         --------             --------
           Net stockholders' equity                                                        17,343               17,980
                                                                                         --------             --------

                                                                                         $ 20,741             $ 21,531
                                                                                         ========             ========


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)

                                                                        Three Months Ended
                                                                            March 31,
                                                             --------------------------------------
                                                                 1998                      1997
                                                             ------------             -------------
Revenues                                                     $    4,886                $    3,150

Cost of Revenues                                                  2,257                     1,461
                                                             ------------             -------------

             Gross Profit                                         2,629                     1,689

Operating Expenses
             Research and development expenses                      881                       937
             Sales and marketing expenses                         1,816                     1,648
             General and administrative expense                     509                       636
             Amortization of acquired intangible assets              31                        31
                                                             ------------             -------------
                                                                  3,237                     3,252

             Operating loss                                        (608)                   (1,563)

Interest income, net                                                 99                       139

             Loss before income taxes                              (509)                   (1,424)
             Income taxes                                             -                         -
                                                             ------------             -------------

Net loss                                                           (509)                   (1,424)
                                                             ============             =============

             Loss per common share - basic and diluted       $    (0.09)               $    (0.26)

Weighted average number of shares outstanding                     5,463                     5,459

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)




                                     Common stock           Additional                       Accumulated other        Net
                                     ------------            paid-in         Accumulated       comprehensive     stockholders'
                                 Shares         Amount       capital           Deficit             income            equity
                                 ------         ------       -------           -------             ------            ------
 Three months ended March 31, 1998

 Balance at beginning of
   period                          5,463        $55            $30,929        $(12,235)             $ (769)           $17,980

 Stock options
   exercised                           1         --                  1              --                  --                  1

 Net loss                             --         --                 --            (509)                 --               (509)

 Foreign currency
   translation
   adjustment                         --         --                 --              --                (129)              (129)
                                   -----       -----           -------        ---------             -------           -------

 Balance at end of
   period                          5,464        $55            $30,930        $(12,744)             $ (898)           $17,343
                                   =====       =====           =======        =========             =======           =======



                                     Common stock           Additional                       Accumulated other        Net
                                     ------------            paid-in         Accumulated       comprehensive     stockholders'
                                 Shares         Amount       capital           Deficit             income            equity
                                 ------         ------       -------           -------             ------            ------
 Three Months Ended March 31, 1997

   Balance at beginning
      of period                     5,458         $55         $30,918           $ (8,597)              $(514)        $21,862

   Stock options
      exercised                         4         --                8               --                  --                 8

   Net loss                           --          --              --              (1,424)               --            (1,424)

   Foreign currency
      translation
      adjustment                      --          --              --                --                  (227)           (227)
                                    -----       -----         -------           --------              -------         -------

   Balance at end of
      period                        5,462         $55         $30,926           $(10,021)              $(741)        $20,219
                                    =====       =====         =======           ========              =======         =======


          See accompanying notes to consolidated financial statements

                   INFORMATION RESOURCE ENGINEERING, INC.
                               AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                           (Unaudited - in thousands)


                                                                                  1998           1997
                                                                                  ----           ----
 Cash flows from operating activities:
    Net loss                                                                      $ (509)        $(1,424)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                               207             203
         Amortization of acquired intangible assets                                   31              31
         Changes in operating assets and liabilities
             (Increase) decrease in accounts receivable                              176          (1,638)
             (Increase) decrease in inventories                                     (183)            (73)
             Increase in prepaid expenses                                             --            (277)
             Increase in accounts payable                                            663             141
             Increase (decrease) in accrued expenses                                (391)            256
             Increase (decrease) in deferred revenues                               (430)             (7)
             Other                                                                    64              25
                                                                                  ------         -------

                 Net cash used in operating activities                              (372)         (2,763)
                                                                                  ------         -------
 Cash flows from investing activities:
    Purchase of short-term investments                                                --          (6,019)
    Sales of short-term investments                                                2,339              --
    Equipment expenditures                                                           (54)           (105)
    Additions to computer software development costs                                (149)           (141)
                                                                                  ------         -------
                 Net cash provided by (used in) investing activities               2,136          (6,265)
                                                                                  ------         -------

 Cash flows from financing activities:
     Proceeds from issuance of common stock, net of offering expense                   1               8
     Payments of long-term debt                                                       (5)             (4)
                                                                                  ------         -------
                 Net cash provided by (used in) financing activities                  (4)              4
                                                                                  ------         -------
 Effect of exchange rate changes on cash                                             (95)           (141)
                                                                                  ------         -------
 Net increase (decrease) in cash and cash equivalents                              1,665          (9,165)

 Cash and cash equivalents at beginning of period                                  7,222          11,917
                                                                                  ------         -------
 Cash and cash equivalents at end of period                                       $8,887         $ 2,752
                                                                                  ======         =======
 Cash paid for

    Interest expense                                                              $   --         $     1
                                                                                  ======         =======
    Income taxes                                                                  $   --         $    --
                                                                                  ======         =======


          See accompanying notes to consolidated financial statements

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (Unaudited - in thousands)

                                                                  Three Months Ended
                                                                      March 31,
                                                        --------------------------------------
                                                             1998                     1997
                                                        ------------              ------------
Net Loss                                                 $     (509)               $   (1,424)

Other comprehensive income, net of tax
             Foreign currency translation adjustments          (129)                     (227)
                                                        ------------              ------------

Comprehensive income (loss)                              $     (638)               $   (1,651)
                                                        ============              ============

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

(2) Revenues

Four customers accounted for a total of 45% of revenues in the three month period ended March 31, 1998. One customer accounted for 18% of revenues in the three month period ended March 31, 1997.

Revenues from non-U.S. clients were 44% and 41% in the three month periods ended March 31, 1998 and 1997, respectively. The majority of these revenues were derived from sales to unaffiliated customers of the Company by its Swiss subsidiary.

(3) Inventories

Inventories consists of the following at March 31, 1998:

                Raw materials              $1,652
                Finished goods              1,390
                                           ------
                   Total                   $3,042
                                           ======

(4) Accrued Expenses

Accrued expenses consists of the following at March 31, 1998:

       Accrued salaries and commissions     $930
       Other                                 396
                                          ------
                            Total         $1,326
                                          ======

(5) Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses are allowable. Based on consideration of the above factors, management determined an increase in the valuation allowance of $160,000 and $476,000 was required at March 31, 1998 and 1997, respectively The cumulative valuation allowance at March 31, 1998 was $3,739,000.

(6) Loss per Common Share

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

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            (UNAUDITED) (Continued)

(6) Continued

Basic EPS is calculated by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of net loss per share of common stock is summarized as follows for the quarter ended March 31:

                                                     1998                                  1997
                                        -----------------------------       ------------------------------
                                          Basic             Diluted            Basic           Diluted
----------------------------------------------------------------------------------------------------------
Net loss
  attributable to
  common
  stockholders                          $  (509,571)     $  (509,571)       $ (1,424,145)    $ (1,424,145)
----------------------------------------------------------------------------------------------------------

Weighted-average
  shares outstanding                      5,463,449        5,463,449           5,459,240        5,459,240

Dilutive securites                                -                -                   -                -
  options
----------------------------------------------------------------------------------------------------------

Adjusted weighted-
  average shares
  used in EPS
  computation                             5,463,449        5,463,449           5,459,240        5,459,240
----------------------------------------------------------------------------------------------------------


(7) Accumulated other comprehensive income

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income.

SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997 and as a result was adopted by the Company during the three months ended March 31, 1998. Comparative financial statements have been provided and earlier periods have been reclassified to reflect the provisions of this statement.

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

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                        -------------------
                                                                                         1998       1997
                                                                                        ------      -----

 Revenues                                                                                 100  %      100  %
 Cost of revenues                                                                          46          46
                                                                                        ------      -----
   Gross profit                                                                            54          54
 Operating expenses
      Research and development expenses                                                    18          29
      Sales and marketing expenses                                                         37          52
      General and administrative expenses                                                  10          20
      Amortization of acquired intangible assets                                            6           1
                                                                                        ------      -----
                                                                                           66         102
                                                                                        ------      -----

   Operating loss                                                                         (12)        (48)

 Interest income, net                                                                       2           4
                                                                                        ------      -----
   Loss before income taxes                                                               (10)        (44)
 Income taxes                                                                              --          --
                                                                                        ------      -----
   Net loss                                                                               (10)%       (44)%
                                                                                        ======      =====



Three Months ended March 31, 1998 Compared to Three Months ended March 31, 1997

  Revenue for the first quarter of 1998 was $4.9 million, an increase of $1.7 million, or 55%, from $3.2 million for the first quarter of 1997. The increase was primarily a result of increased sales in Safenet(TM) and GDS products. Also, professional services provided by engineering contributed to increased revenue in the first quarter of 1998.

  Gross margin remained flat at 54% in the three months ended March 31, 1998 compared to the same period in 1997.

  Research and development expenses were approximately $881,000 for the three months ended 1998, a $56,000 decrease from the same period in 1997. The decrease is primarily attributable to lower level of outside engineering expenses reported by the company's subsidiary, GDS.

  Sales and marketing expenses increased by 10% to $1.8 million compared to $1.6 million for the same period in 1997. The increase is primarily related to increased personnel related costs and increased public relations and marketing activities.

  General and administrative expenses decreased to $509,000 from $636,000 in 1997, a decrease of $127,000, or 20%. The primary reason for the decrease was a result of personnel transfers from G&A to other departments within the company, and decreased outside service expenses from the same quarter in 1997.

  The Company had no income tax benefit in either period. A valuation allowance has been established since the Company's ability to use the net operating loss is dependent upon future taxable income.

  The Company had a net loss of $509,000 for the three months ended March 31, 1998 compared to a net loss of $1.4 million for the same period in 1997. The loss per common share was $0.09 in 1998 compared to $0.26 in 1997.

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS (Continued)



Liquidity and Financial Position of the Company

  The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. As of March 31, 1998, the Company had cash and short-term investments of $8.9 million. Working capital totaled $11.9 million at the end of the first quarter 1998.

  In August 1996, the Company signed a two year Joint Development and Marketing Agreement with CyberGuard Corporation ("CyberGuard"). The companies have developed and intend to market a product that combines the Company's SafeNet/Enterprise products and CyberGuard's Firewall product. In connection therewith, the Company has prepaid a refundable $1.0 million license fee to CyberGuard. As of March 31, 1998, the Company has utilized $42,000 in credits against the prepaid license fee. The agreement provides that in the event that it is terminated prior to such credit aggregating $1.0 million, then Cyberguard shall repay to the Company the balance of the $1.0 million prepaid license fee within one year of the termination with interest at the prime rate.


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

                     INFORMATION RESOURCE ENGINEERING, INC.

May 13, 1998
                              By:/s/Anthony A. Caputo
                                 --------------------
                              ANTHONY A. CAPUTO,
                              Chairman, President and Chief Executive Officer

May 13, 1998
                              By:/s/Richard G. Tennant
                                 ---------------------
                              RICHARD G. TENNANT,
                              Senior Vice President,
                              Chief Financial Officer