Form 10-Q
period 1998-06-30
INFORMATION RESOURCE ENGINEERING INC
filed 1998-08-13
CIK 850313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20634
                     INFORMATION RESOURCE ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

                                ---------------




           Delaware                                   52-1287752
-------------------------------            ---------------------------------
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of July 31, 1998 was 5,466,327.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I.            FINANCIAL INFORMATION

     Item 1.       Financial Information

                   Consolidated Balance Sheets as of June 30, 1998 (unaudited)
                   and December 31, 1997                                                  3

                   Consolidated Statements of Operations for the three months
                   and six months ended June 30, 1998 and 1997 (unaudited)                4


                   Consolidated Statements of Stockholders' Equity for the six
                   months ended June 30, 1998 and 1997 (unaudited)                        5

                   Consolidated Statements of Cash Flows for the six months
                   ended June 30, 1998 and  1997 (unaudited)                              6

                   Consolidated Statements of Comprehensive Income (Loss) for
                   the six months ended June 30, 1998 and 1997 (unaudited)                7

                   Notes to Consolidated Financial Statements                             8

     Item 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                             10

PART II.           OTHER INFORMATION                                                     14


     Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES                                                                               14

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                      June 30,                     December 31,
                                                                                        1998                           1997
                                                                                 ------------------             ------------------
                                                                                     (unaudited)
                                    Assets
                                    ------
Current Assets:
      Cash and cash equivalents                                                            $ 5,000                        $ 7,222
      Short-term investments                                                                   500                          2,339
      Accounts receivable                                                                    4,716                          3,217
      Inventories                                                                            3,815                          2,915
      Prepaid Expenses                                                                         328                            357
                                                                                 ------------------             ------------------
              Total current assets                                                          14,359                         16,050

Equipment and leasehold improvements, net of accumulated
      depreciation of $1,530 and $1,321                                                      1,515                          1,576
Computer software development costs, net of accumulated
      amortization of $682 and $498                                                          1,467                          1,407
Goodwill, net of accumulated amortization of $326 and $265                                     897                            958
Prepaid license fee and other assets                                                         1,522                          1,540
                                                                                 ------------------             ------------------
                                                                                          $ 19,760                       $ 21,531
                                                                                 ==================             ==================


                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
      Current maturities of long-term debt                                                $      7                       $     17
      Accounts payable                                                                       1,714                          1,035
      Accrued expenses                                                                       1,325                          1,737
      Advance payments and deferred revenue                                                    578                            762
                                                                                 ------------------             ------------------
              Total current liabilities                                                      3,624                          3,551

Stockholders' equity:
      Preferred stock, $.01 par value per share.
              Authorized 500,000 shares, issued and outstanding, none                            -                              -

      Common stock, $.01 par value per share.
              Authorized 15,000,000 shares, issued and outstanding 5,466,327
              shares in 1998 and 5,462,727 in 1997                                              55                             55

      Additional paid-in capital                                                            30,938                         30,929
      Accumulated deficit                                                                  (13,962)                       (12,235)
      Accumulated other comprehensive income (loss)                                           (895)                          (769)
                                                                                 ------------------             ------------------
                               Net stockholders' equity                                     16,136                         17,980
                                                                                 ------------------             ------------------
                                                                                          $ 19,760                       $ 21,531
                                                                                 ==================             ==================


         See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                       June 30,
                                                                       -----------------------        ------------------------
                                                                          1998         1997              1998          1997
                                                                       ----------   ----------        ----------    ----------
Revenues                                                                 $ 4,405      $ 3,737           $ 9,291       $ 6,887

Cost of Revenues                                                           1,842        1,590             4,097         3,051
                                                                       ----------   ----------        ----------    ----------

              Gross Profit                                                 2,563        2,147             5,194         3,836

Operating Expenses
              Research and development expenses                            1,120          958             2,002         1,894
              Sales and marketing expenses                                 1,823        1,634             3,640         3,283
              General and administrative expense                             886          579             1,395         1,215
              Amortization of acquired intangible assets                      31           31                61            62
                                                                       ----------   ----------        ----------    ----------
                                                                           3,860        3,202             7,098         6,454

              Operating loss                                              (1,297)      (1,055)           (1,904)       (2,618)

Interest income, net                                                          78          137               177           276
                                                                       ----------   ----------        ----------    ----------

              Loss before income taxes                                    (1,219)        (918)           (1,727)       (2,342)
Income taxes                                                                   -            -                 -             -
                                                                       ----------   ----------        ----------    ----------

              Net loss                                                    (1,219)        (918)           (1,727)       (2,342)
                                                                       ==========   ==========        ==========    ==========

              Loss per common share - basic and diluted                  $ (0.22)     $ (0.17)          $ (0.32)      $ (0.43)

Weighted average number of shares outstanding                              5,465        5,462             5,464         5,461


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)


                                                                                                  Accumulated
                                                   Common Stock      Additional                      other            Net
                                                 ----------------     paid-in      Accumulated   comprehensive   stockholders'
                                                 Shares    Amount      capital       Deficit     income (loss)      equity
                                                 ------    ------    ----------    -----------   -------------   ------------
Six months ending June 30, 1998
----------------------------------------

Balance at beginning of period                   5,463      $ 55       $ 30,929     $ (12,235)         $ (769)      $ 17,980

Stock options exercised                              3         -              9             -               -              9

Net loss                                             -         -              -        (1,727)              -         (1,727)

Foreign currency translation adjustment              -         -              -             -            (126)          (126)

                                                 -------    ------    ----------   -----------   -------------   ------------
Balance at end of period                          5,466      $ 55      $ 30,938     $ (13,962)         $ (895)      $ 16,136
                                                 =======    ======   ===========   ===========   =============   ============



                                                                                                  Accumulated
                                                   Common Stock      Additional                      other            Net
                                                 ----------------      paid-in     Accumulated   comprehensive   stockholders'
                                                 Shares    Amount      capital       Deficit     income (loss)      equity
                                                 ------    ------    ----------    -----------   -------------   ------------

Six months ending June 30, 1997
----------------------------------------

Balance at beginning of period                   5,458       $ 55      $ 30,917      $ (8,597)         $ (514)      $ 21,861

Stock options exercised                              4          -            11             -               -             11

Net loss                                             -          -             -        (2,342)              -         (2,342)

Foreign currency translation adjustment              -          -             -             -            (250)          (250)

                                                 -------    ------    ----------   -----------   -------------   ------------
Balance at end of period                          5,462      $ 55      $ 30,928     $ (10,939)         $ (764)      $ 19,280
                                                 =======    ======    ==========   ===========   =============   ============



          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                           (Unaudited - in thousands)

                                                                                                1998               1997
                                                                                            ------------       -----------
Cash flows from operating activities:
        Net loss                                                                             $   (1,727)        $  (2,342)
        Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                         411               401
              Amortization of acquired intangible assets                                             61                61
              Changes in operating assets and liabilities
                     Increase in accounts receivable                                             (1,480)           (1,912)
                     Increase in inventories                                                       (938)             (176)
                     Increase in prepaid expenses                                                     -              (168)
                     Increase in accounts payable                                                   619                71
                     Increase (decrease) in accrued expenses                                       (389)              139
                     Increase (decrease) in deferred revenues                                      (171)               39
                     Other                                                                           46                31
                                                                                            ------------       -----------
                           Net cash used in operating activities                                 (3,568)           (3,856)
                                                                                            ------------       -----------

Cash flows from investing activities:
        Purchase of short-term investments                                                         (500)           (6,511)
        Sales of short-term investments                                                           2,339             1,303
        Equipment expenditures                                                                     (170)             (163)
        Additions to computer software development costs                                           (244)             (262)
                                                                                            ------------       -----------
                           Net cash provided by (used in) investing activities                    1,425            (5,633)
                                                                                            ------------       -----------

Cash flows from financing activities:
        Proceeds from exercise of stock options                                                       9                11
        Payments of long-term debt                                                                  (10)               (9)
                                                                                            ------------       -----------
                           Net cash provided by (used in) financing activities                       (1)                2
                                                                                            ------------       -----------

Effect of exchange rate changes on cash                                                             (78)             (150)
                                                                                            ------------       -----------

Net decrease in cash and cash equivalents                                                        (2,222)           (9,637)

Cash and cash equivalents at beginning of period                                                  7,222            11,917
                                                                                            ------------       -----------

Cash and cash equivalents at end of period                                                   $    5,000         $   2,280
                                                                                            ============       ===========


Cash paid for:
        Interest expense                                                                     $        1         $       1
                                                                                            ============       ===========
        Income taxes                                                                         $        -         $       -
                                                                                            ============       ===========

         See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (Unaudited - in thousands)


                                                                       Six Months Ended
                                                                           June 30,
                                                        ---------------------------------------------
                                                             1998                           1997
                                                        -------------                  ---------------
Net loss                                                    $ (1,727)                       $ (2,342)

Other comprehensive income (loss), net of tax
           Foreign currency translation adjustments             (126)                           (250)
                                                        -------------                 ---------------

Comprehensive loss                                          $ (1,853)                       $ (2,592)
                                                        =============                 ===============



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

(2) Revenues

One commercial client accounted for 16% and 13% of revenues in the six month periods ended June 30, 1998 and 1997, respectively.

Revenues from foreign clients were 50% and 46% in the six month periods ended June 30, 1998 and 1997, respectively. The majority of these revenues were derived from sales to unaffiliated customers of the Company by its Swiss subsidiary.

(3) Inventories

Inventories consists of the following at June 30, 1998:

         Raw materials                             $1,894
         Finished goods                             1,921
                                                   ------
                   Total                           $3,815
                                                   ======

(4) Accrued Expenses

Accrued expenses consists of the following at June 30, 1998:

         Accrued salaries and commissions             $736
         Other                                         589
                                                    ------
                     Total                          $1,325
                                                    ======

(5) Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses are allowable. Based on consideration of the above factors, management determined an increase in the valuation allowance of $566,000 and $871,000 was required at June 30, 1998 and June 30, 1997, respectively. This is an increase of $403,000 and $395,000 for the three months ended June 30, 1998 and June 30, 1997, respectively. The full amount of the deferred tax asset at June 30, 1998 was $4.3 million, and has been fully reserved.

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

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             (Unaudited) (Continued)

(6) Continued

Basic EPS is calculated by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of net loss per share of common stock is summarized as follows for the three months and six months ended June 30:



                                        Three Months                              Six Months
                                       Ended June 30,                           Ended June 30,
                              --------------------------------          ------------------------------
                                  1998                1997                  1998              1997
                              ------------       -------------          ------------      ------------
Net loss
    attributable to
    common
    stockholders                 $ (1,219)           $ (918)            $  (1,727)       $  (2,342)
--------------------------------------------------------------          ------------------------------
Weighted-average
    shares outstanding -
    basic                           5,465             5,462                 5,464             5,461
Dilutive securities
    options                             -                 -                     -                 -
--------------------------------------------------------------          ------------------------------
Adjusted weighted-
    average shares
    used in EPS
    computation - diluted           5,465             5,462                 5,464             5,461
--------------------------------------------------------------          ------------------------------



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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS OF THE COMPANY

            The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.


                                                                    Three Months                         Six Months
                                                                   Ended June 30,                      Ended June 30,
                                                            ---------------------------         ---------------------------
                                                                1998            1997                1998            1997
                                                            -----------     -----------         -----------     -----------
    Revenues                                                       100  %          100 %               100  %          100 %
    Cost of revenues                                                42              43                  44              44
                                                            -----------     -----------         -----------     -----------
            Gross profit                                            58              57                  56              56
    Operating expenses
            Research and development expenses                       25              26                  22              28
            Sales and marketing expenses                            41              44                  39              48
            General and administrative expenses                     20              15                  15              18
            Amortization of acquired intangible assets               1               1                   1               1
                                                            -----------     -----------         -----------     -----------
                                                                    87              86                  77              95
                                                            -----------     -----------         -----------     -----------
    Operating loss                                                 (29)            (29)                (21)            (39)

    Interest income, net                                             2               4                   2               4
                                                            -----------     -----------         -----------     -----------
            Loss before income taxes                               (27)            (25)                (19)            (35)
    Income taxes                                                     -               -                   -               -
                                                            -----------     -----------         -----------     -----------
            Net loss                                               (27) %          (25)%               (19) %          (35)%
                                                            -----------     -----------         -----------     -----------



SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997


   In the first six months of 1998, revenue was $9.3 million, an increase of 35%, compared to revenue of $6.9 million for the same period in the prior year. The increase in revenues was primarily a result of increased sales in Safenet and GDS products, as well as professional services provided by engineering.

   For the six months ending June 30, 1998, gross margin remained flat at 55.9% compared to 55.7% for the same period in 1997.

   Research and development expenses were approximately $2.0 million for the six months ended June 30, 1998, compared to $1.9 million for the same period in 1997. The increase is primarily attributable to a higher level of outside engineering expenses.

   Sales and marketing expenses increased by 11% to $3.6 million compared to $3.3 million for the same six month period in 1997. The increase is primarily related to increased personnel related costs and increased public relations and marketing activities.

   General and administrative expenses increased to $1.4 million from $1.2 million, for the same six month period in 1997. The primary reason for the increase was the professional and legal fees related to a proxy dispute. The fees associated with that dispute totaled approximately $300,000.

   The Company had no income tax benefit in either period. A valuation allowance for the full amount of the net deferred tax asset has been established since the Company's ability to use the net operating loss is dependent upon future taxable income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)


   The Company had a net loss of $1.7 million for the six months ended June 30, 1998 compared to a net loss of $2.3 million for the same period in 1997. The loss per common share was $0.32 in 1998 compared to $0.43 in 1997.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

   Revenue for the second quarter of 1998 was $4.4 million, an increase of $0.7 million, or 18%, from $3.7 million for the second quarter of 1997.

   Gross margin for second quarter was 58.2% compared to 57.4% for the same quarter last year. The increase in margin for Q2 was attributable to a favorable product mix shipped in the quarter.

   Research and development expenses were approximately $1.1 million for the three months ended June 30, 1998, compared to $1.0 million for the same period in 1997. The increase is primarily attributable to a higher level of outside engineering expenses.

   Sales and marketing expenses increased by 12% to $1.8 million compared to $1.6 million for the same three month period in 1997. The increase for the quarter is primarily related to increased sales travel, public relations and marketing activities.

   General and administrative expenses increased to $0.9 million from $0.6 million, for the same three month period in 1997, an increase of $300,000. The principal reason for the increase was the legal and professional fees related to a proxy dispute.

   The Company had no income tax benefit in either period. A valuation allowance for the full amount of the net deferred tax asset has been established since the Company's ability to use the net operating loss is dependent upon future taxable income.

   The Company had a net loss of $1.2 million for the quarter ended June 30, 1998 compared to a net loss of $0.9 million for the same period in 1997. The loss per common share for the second quarter was $0.22 in 1998 compared to $0.17 in 1997.


LIQUIDITY AND FINANCIAL POSITION OF THE COMPANY

   The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. As of June 30, 1998, the Company had cash and short-term investments of $5.5 million. Working capital totaled $10.7 million at the end of the second quarter 1998.

   In August 1996, the Company signed a two year Joint Development and Marketing Agreement with CyberGuard Corporation ("CyberGuard"). The companies have developed and intend to market a product that combines the Company's SafeNet/Enterprise products and CyberGuard's Firewall product. In connection therewith, the Company has prepaid a refundable $1.0 million license fee to CyberGuard.

   In June 1998, this agreement was replaced by a Distribution Agreement and an Original Equipment Manufacturer Agreement. Under these agreements the $1,000,000 license fee paid to Cyberguard, less amounts already credited, shall represent a prepayment of amounts that become due under the agreements executed in June 1998, net of a $250,000 right to manufacture fee, and shall be credited against any amounts that otherwise will become due to Cyberguard under the agreements. Cyberguard shall repay to IRE the unused balance of license fees on or before December 31, 1998. As of June 30, 1998, the Company has utilized $42,000 in credits against the prepaid license fee.

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


                              INFORMATION RESOURCE ENGINEERING, INC.
August 13, 1998
                                     By:/s/Anthony A. Caputo
                                        -----------------------
                                     ANTHONY A. CAPUTO,
                                     Chairman, President and
                                     Chief Executive Officer
August 13, 1998
                                     By:/s/Richard G. Tennant
                                        -----------------------
                                     RICHARD G. TENNANT,
                                      Senior Vice President,
                                      Chief Financial Officer