Form 10-Q
period 1998-09-30
INFORMATION RESOURCE ENGINEERING INC
filed 1998-11-06
CIK 850313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

                                410-931-7500
                                ------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of November 4, 1998 were 5,292,327.

                                TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION


       Item 1.       Financial Information

                     Consolidated Balance Sheets as of September 30, 1998 (unaudited) and                3
                            December 31, 1997

                     Consolidated Statements of Operations for the three months and nine months
                            ended September 30, 1998 and 1997 (unaudited)                                4

                     Consolidated Statements of Stockholders' Equity for the nine months ended
                            September 30, 1998 and 1997 (unaudited)                                      5

                     Consolidated Statements of Cash Flows for the nine months ended September
                            30, 1998 and 1997 (unaudited)                                                6

                     Consolidated Statements of Comprehensive Income (Loss) for
                            the three months and nine months ended September 30,
                            1998 and 1997 (unaudited)                                                    7

                     Notes to Consolidated Financial Statements                                          8

       Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                            Operations                                                                   9

PART II.             OTHER INFORMATION                                                                   13

       Item 4.       Submission of Matters to a Vote of Security Holders
       Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES                                                                                               14

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    September 30,   December 31,
                                                                                        1998            1997
                                                                                  --------------   -------------
                                                                                     (unaudited)
                                        Assets
                                        ------
  Current Assets:
            Cash and cash equivalents                                                 $  5,562        $  7,222
            Short-term investments                                                         -             2,339
            Accounts receivable                                                          5,114           3,217
            Inventories                                                                  3,763           2,915
            Prepaid expenses                                                             1,122             357
                                                                                  --------------   -------------
                         Total current assets                                           15,561          16,050
  Equipment and leasehold improvements, net of accumulated
            depreciation of $1,686 and $1,333                                            1,568           1,576
  Computer software development costs, net of accumulated
            amortization of $774 and $498                                                1,514           1,407
  Goodwill, net of accumulated amortization of $357 and $265                               867             958
  Prepaid license fees and other assets                                                    811           1,540
                                                                                  --------------   -------------
                                                                                      $ 20,321        $ 21,531
                                                                                  ==============   =============

                         Liabilities and Stockholders' Equity
                         ------------------------------------
  Current liabilities:
            Current maturities of long-term debt                                      $    -          $     17
            Accounts payable                                                             1,804           1,035
            Accrued expenses                                                             1,892           1,737
            Advance payments and deferred revenue                                          689             762
                                                                                  --------------   -------------
                         Total current liabilities                                       4,385           3,551
  Stockholders' equity:
            Preferred stock, $.01 par value per share
                         Authorized 500,000 shares, none issued and outstanding            -               -
            Common stock, $.01 par value per share
                         Authorized 15,000,000 shares, issued 5,466,327 shares
                         in 1998 and 5,462,727 shares in 1997                               55              55
            Additional paid-in capital                                                  30,938          30,929
            Accumulated deficit                                                        (13,909)        (12,235)
            Accumulated other comprehensive income (loss)                                 (452)           (769)
            Treasury stock, at cost, 174,000 shares in 1998                               (696)            -
                                                                                  --------------   -------------
                         Net stockholders' equity                                       15,936          17,980
                                                                                  --------------   -------------
                                                                                      $ 20,321        $ 21,531
                                                                                  ==============   =============

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)

                                                               Three Months Ended            Nine Months Ended
                                                                  September 30,                September 30,
                                                         ---------------------------    --------------------------
                                                             1998            1997           1998            1997
                                                         -----------     -----------    ----------       ---------
 Revenues                                                 $  6,809       $  4,039        $ 16,099        $ 10,926

 Cost of revenues                                            2,941          1,717           7,040           4,768
                                                         -----------     ----------      ---------       ---------
      Gross profit                                           3,868          2,322           9,059           6,158

 Operating expenses:
      Research and development expenses                      1,236            862           3,238           2,757
      Sales and marketing expenses                           1,818          1,650           5,458           4,933
      General and administrative expense                       631            683           2,026           1,898
      Amortization of acquired intangible assets                31             31              92              92
                                                         -----------    -----------     ----------      ----------
                                                             3,716          3,226          10,814           9,680

      Operating income (loss)                                  152           (904)         (1,755)         (3,522)

 Interest income, net                                           53            115             231             391
                                                         -----------    -----------     ----------      ----------

      Income (loss) before income taxes                        205           (789)         (1,524)         (3,131)

 Income tax expense                                            150            -               150             -
                                                         -----------    -----------     ----------      ----------

      Net income (loss)                                   $     55       $   (789)       $ (1,674)       $ (3,131)
                                                         ===========    ===========     ==========      ==========

 Income (loss) per common share - basic and diluted       $   0.01       $  (0.14)       $  (0.31)       $  (0.57)
                                                         ===========    ===========     ==========      ==========

 Weighted average number of shares outstanding:
      Basic                                                  5,415          5,463           5,448           5,461
      Diluted                                                5,431          5,463           5,448           5,461

          See accompanying notes to consolidated financial statements.

                      INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)

                                                                                                         Accumulated
                                                                         Additional                         other
                                                   Common stock           paid-in       Accumulated     comprehensive      Treasury
                                               Shares       Amount        capital        deficit        income (loss)       stock
 Nine months ending September 30, 1998      -----------   ----------   ------------   -------------   ----------------    ---------
 -------------------------------------

 Balance at beginning of
       period                                   5,463       $      55       $ 30,929       $(12,235)       $   (769)        $     -

 Stock options exercised                            3               -              9              -               -               -

 Net loss                                           -               -              -         (1,674)              -               -

 Foreign currency
       translation adjustment                       -               -              -              -             317               -

 Treasury stock
       purchases                                    -               -              -              -               -            (696)

                                         ------------       ---------       --------       --------        --------        --------
 Balance at end of period                       5,466       $      55       $ 30,938       $(13,909)       $   (452)       $   (696)
                                         ============       =========       ========       ========        ========        ========


                                                     Net
                                                 stockholders'
                                                    equity
                                                --------------
 Nine months ending September 30, 1998
 -------------------------------------

 Balance at beginning of
       period                                     $ 17,980

 Stock options exercised                                 9

 Net loss                                           (1,674)

 Foreign currency
       translation adjustment                          317

 Treasury stock
       purchases                                      (696)

                                                  --------
 Balance at end of period                         $ 15,936
                                                  ========



                                                                                                                 Accumulated
                                                                               Additional                            other
                                                     Common stock               paid-in       Accumulated        comprehensive
                                               Shares             Amount        capital         deficit          income (loss)
                                             ------------      ----------     ------------   -------------     -----------------
 Nine months ending September 30, 1997
 -------------------------------------

 Balance at beginning of
       period                                   5,458           $     55       $ 30,917        $ (8,597)          $   (514)

 Stock options exercised                            5                  -             12               -                  -

 Net loss                                           -                  -              -          (3,131)                 -

 Foreign currency
       translation adjustment                       -                  -              -               -               (228)

                                                -----           --------       --------        --------           --------
 Balance at end of period                       5,463           $     55       $ 30,929        $(11,728)          $   (742)
                                                =====           ========       ========        ========           ========



                                                                     Net
                                                 Treasury        stockholders'
                                                  stock             equity
                                                ----------      --------------
 Nine months ending September 30, 1997
 -------------------------------------

 Balance at beginning of
       period                                     $  -            $ 21,861

 Stock options exercised                             -                  12

 Net loss                                            -              (3,131)

 Foreign currency
       translation adjustment                        -                (228)

                                                  -------         --------
 Balance at end of period                         $  -            $ 18,514
                                                  =======         ========


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       -------------------------
                                                                                          1998           1997
                                                                                       ----------     ----------
  Cash flows from operating activities:
     Net loss                                                                          $ (1,674)       $ (3,131)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                      626             603
         Amortization of acquired intangible assets                                          92              92
         Changes in operating assets and liabilities
             Increase in accounts receivable                                             (1,728)         (2,315)
             (Increase) decrease in inventories                                            (735)            184
             Increase (decrease) in accounts payable                                        668            (285)
             Increase in accrued expenses                                                    89             430
             Increase (decrease) in deferred revenues                                       (92)            478
             Other                                                                          (35)           (418)
                                                                                      ----------      ----------
                  Net cash used in operating activities                                  (2,789)         (4,362)
                                                                                      ----------      ----------

  Cash flows from investing activities:
         Purchase of short-term investments                                                (500)         (6,497)
         Sales of short-term investments                                                  2,839           3,393
         Equipment expenditures                                                            (336)           (232)
         Additions to computer software development costs                                  (383)           (402)
                                                                                      ----------      ----------
                  Net cash provided by (used in) investing activities                     1,620          (3,738)
                                                                                      ----------      ----------

  Cash flows from financing activities:
         Treasury stock purchases                                                          (696)            -
         Proceeds from exercise of stock options                                              9              12
         Payments of long-term debt                                                         (17)            (14)
                                                                                      ----------      ----------
                  Net cash used in financing activities                                    (704)             (2)
                                                                                      ----------      ----------

  Effect of exchange rate changes on cash                                                   213            (141)
                                                                                      ----------      ----------

  Net decrease in cash and cash equivalents                                              (1,660)         (8,243)

  Cash and cash equivalents at beginning of period                                        7,222          11,917
                                                                                      ----------      ----------

  Cash and cash equivalents at end of period                                           $  5,562        $  3,674
                                                                                      ==========      =========


  Cash paid for:
         Interest expense                                                              $      1        $      2
                                                                                      ==========      =========
         Income taxes                                                                  $    -          $    -
                                                                                      ==========      =========

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (Unaudited - in thousands)


                                                             Three Months Ended           Nine Months Ended
                                                                 September 30,              September 30,
                                                           ---------------------       -----------------------
                                                             1998         1997           1998           1997
                                                           --------     --------       --------       --------
  Net income (loss)                                        $    55       $(3,131)       $(1,674)       $(3,131)

  Other comprehensive income (loss):
            Foreign currency translation adjustments           441          (228)           317           (228)
                                                           -------       --------       --------       --------

  Comprehensive income (loss)                              $   496       $(3,359)       $(1,357)       $(3,359)
                                                           =======       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim reporting and instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are included.

(2)  Revenues

      Two commercial clients accounted for 27% of revenues in the nine months ended September 30, 1998. One commercial client accounted for 12% of revenues in the nine months ended September 30, 1997.

      Revenues from foreign clients were 53% and 43% of revenues in the nine months ended September 30, 1998 and 1997, respectively. The majority of these revenues were derived from sales to unaffiliated customers of the Company by its Swiss subsidiary.

(3)  Inventories

      Inventories consisted of the following at September 30, 1998:

      Raw materials                        $     1,885,000
      Finished goods                             1,878,000
                                           ---------------
           Total                           $     3,763,000
                                           ===============

(4)  Accrued Expenses

    Accrued expenses consisted of the following at September 30, 1998:

    Accrued salaries and commissions       $     1,115,000
    Other                                          777,000
                                           ---------------
           Total                           $     1,892,000
                                           ===============

(5)  Income Taxes

      The income tax expense for the three and the nine months ended September 30, 1998 represents current income taxes that will be paid by the Company's Swiss subsidiary.

      In assessing the realizability of the United States deferred tax assets, management considers whether it is more likely than not that some portion or that all of the deferred tax assets will not be realized. The ultimate realization of the United States deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible and net operating losses are allowable. Based on consideration of the above factors, management determined an increase in the United States valuation allowance of $1,157,000 and $1,155,000 was required at September 30, 1998 and September 30, 1997, respectively. This is an increase of $483,000 and $284,000 for the three months ended September 30, 1998 and September 30, 1997, respectively. The full amount of the United States deferred tax asset at September 30, 1998 was $4,736,000 and has been fully reserved.

(6)  Treasury Stock

      During the three months ended September 30, 1998, the Company purchased 174,000 shares of its common stock at an average price of $4.00 per share.

(7)  Loss Per Common Share

      The Company adopted SFAS No. 128, Earnings per Share, during the year ended December 31, 1997. SFAS No. 128 established revised standards for computing and presenting earnings per share (EPS) data. It required dual presentation of "basic" and "diluted" EPS on the face of the statements of income and reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. As required by SFAS No. 128, EPS data for prior periods presented have been restated to conform to the new standard.

      Basic EPS is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of net loss is summarized as follows:

                                                                   Three Months                 Nine Months
                             (in thousands)                    Ended September 30,          Ended September 30,
                             --------------                  -----------------------      -----------------------
                                                                1998          1997          1998           1997
                                                                ----          ----        --------       --------
           Net income (loss)                                 $    55       $  (789)       $(1,674)       $(3,131)
                                                             =======       =======        =======        =======

           Weighted-average shares outstanding - basic         5,415         5,463          5,448          5,461
           Effect of dilutive securities-options                  16           -              -              -
                                                             -------       -------        -------        -------

           Adjusted weighted avearage shares
                      outstanding - diluted                    5,431         5,463          5,448          5,461
                                                             =======       =======        =======        =======

(8)  Accumulated Other Comprehensive Income

      In January 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. Since comparative financial statements are provided, the certain amounts in the 1997 periods have been reclassified to reflect the provisions of this statement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

      Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures and other competitive factors leading to a decrease in anticipated revenues and gross profit margins, product development expenses, the timing of development and introduction of new products and Year 2000 issues.

                                    OVERVIEW

      The Company designs, manufactures and markets enterprise network security solutions using encryption technology. The Company's products are used in electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks, such as the Internet.

The Company's Swiss subsidiary, GRETACODER Data Systems AG ("GDS"), designs manufactures and markets cryptographic equipment primarily in Switzerland and Europe.

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

      While Management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including new product offerings such as its SafeNet/Enterprise(TM) products for the Internet and the SafeNet/Security Center(TM), a high performance workstation, which automatically manages SafeNet/Enterprise(TM) products and the development of integrated circuits for the original equipment manufacturers market. Management believes that growth in the market for products that provide secure remote access to computer networks requires the Company to continue its investment in development, sales and marketing activities to allow the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

                      RESULTS OF OPERATIONS OF THE COMPANY

      The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

                                                        Three Months              Nine Months
                                                     Ended September 30,      Ended September 30,
                                                    --------------------     ---------------------
                                                       1998        1997         1998         1997
                                                    --------     -------     ---------     -------

Revenues                                               100 %       100 %        100 %        100 %
Cost of revenues                                        43          43           44           44
                                                   --------    --------     --------      -------
     Gross profit                                       57          57           56           56
Operating expenses:
     Research and development expenses                  18          21           20           25
     Sales and marketing expenses                       27          41           34           45
     General and administrative expenses                 9          17           12           17
     Amortization of acquired intangible assets          1           1            1            1
                                                   --------    --------     --------      -------
                                                        55          80           67           88
                                                   --------    --------     --------      -------
     Operating income (loss)                             2         (23)         (11)         (32)
Interest income, net                                     1           3            2            3
                                                   --------    --------     --------      -------
     Income (loss) before income taxes                   3         (20)          (9)         (29)
Income tax expense                                       2           -            1            -
                                                   --------    --------     --------      -------
     Net income (loss)                                   1 %      (20) %       (10) %       (29) %
                                                   ========    ========     ========      =======

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      Revenues for the nine months ended September 30, 1998, revenues were $16.1 million, an increase of 47%, compared to Revenues of $10.9 million for the same period in the prior year. The Company's revenue growth is a result of a strong performance in both the European and the United States markets. In Europe, large shipments of the Company's products were delivered to several financial institutions. In the United States, the Company's SafeNet Virtual Private Network products were shipped to a wide variety of commercial and government customers.

      For the nine months ended September 30, 1998, gross profit remained flat at 56.3% of revenue compared to 56.4% for the same period in 1997.

      Research and development expenses increased to $3.2 million for the nine months ended September 30, 1998, compared to $2.8 million for the same period in 1997. The increase is primarily attributable to increased personnel related costs and increased outside engineering expenses related to the Company's integrated circuit development projects. As a percentage of revenues, the expenses were 20% and 25% in 1998 and 1997, respectively.

      Sales and marketing expenses increased to $5.5 million for the nine months ended September 30, 1998 compared to $4.9 million for the same period in 1997. The increase is primarily related to increased personnel related costs and increased public relations and marketing activities. As a percentage of revenues, the expenses were 34% and 45% in 1998 and 1997, respectively.

      General and administrative expenses increased to $2.0 million for the nine months ended September 30, 1998 compared to $1.9 million for the same period in 1997. The primary reasons for the increase were the professional fees, mailing and printing costs and other expenses related to an extended, contested and litigated proxy solicitation process for the election of directors. At the conclusion of the proxy contest the Company's shareholders voted, by a wide margin, for incumbent management. The fees associated with that process totaled approximately $0.3 million. As a percentage of revenues, the expenses were 12% and 17% of revenues in 1998 and 1997, respectively.

      The 1998 income tax expense of $0.15 million was for taxes on the income of GDS which had no income tax liability in 1997. The Company had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States deferred tax asset has been established since the Company's ability to use the United States net operating loss is dependent upon future taxable income.

      The Company had a net loss of $1.7 million for the nine months ended September 30, 1998 compared to a net loss of $3.1 million for the same period in 1997. The loss per common share was $0.31 in 1998 compared to $0.57 in 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      Revenues for the three months ended September 30, 1998 were $6.8 million, an increase of 69%, compared to $4.0 million for the same period in the prior year. As noted above, the revenue growth is the result of strong performance in both the European and the United States markets.

      Gross profit for third quarter of 1998 was 56.8% compared to 57.5% for the same quarter last year. The decrease in gross profit in 1998 was attributable to a change in the mix of products shipped and distribution channels.

      Research and development expenses increased to $1.2 million for the three months ended September 30, 1998 compared to $0.9 million for the same period in 1997. The increase is primarily attributable to increased personnel related expenses and increased outside engineering expenses related to the Company's integrated circuit development projects. As a percentage of revenues, the expenses were 18% and 21% of revenues in 1998 and 1997, respectively.

      Sales and marketing expenses increased to $1.8 million for the three months ended September 30, 1998 compared to $1.6 million for the same period in 1997. The increase for the quarter is primarily related to increased personnel related costs and public relations and marketing activities. As a percentage of revenues, the expenses were 27% and 41% in 1998 and 1997, respectively.

      General and administrative expenses decreased to $0.6 million for the three months ended September 30, 1998 compared to $0.7 million for the same period in 1997. As a percentage of revenues, the expenses were 9% and 17% in 1998 and 1997, respectively.

      As noted above, the 1998 income tax expense of $0.15 million for the three months ended September 30, 1998 was for GDS.

      The Company had a net income of $55 thousand for the three months ended September 30, 1998 compared to a net loss of $0.8 million for the same period in 1997. The income per common share was $0.01 in 1998 compared to a loss per common share of $0.14 in 1997.

                 LIQUIDITY AND FINANCIAL POSITION OF THE COMPANY

      The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. At September 30, 1998, the Company had cash and cash equivalents of $5.6 million and working capital totaled $11.2 million.

      In August 1996, the Company signed a two year Joint Development and Marketing Agreement with CyberGuard Corporation ("CyberGuard"). The companies have developed and intend to market a product that combines the Company's SafeNet/Enterprise products and CyberGuard's Firewall product. In connection therewith, the Company has prepaid a refundable $1.0 million license fee to CyberGuard.

      In June 1998, a Distribution Agreement and an Original Equipment Manufacturer Agreement replaced this agreement. Under these agreements, CyberGuard has agreed to repay the original $1.0 million license fee previously paid less utilized credits ($42 thousand as of September 30, 1998) and a prepaid $250 thousand right to manufacture fee on or before December 31, 1998. On August 24, 1998, CyberGuard issued a press release indicating that among other things it will restate the financial results for the third fiscal quarter ended March 31, 1998 and that it is experiencing significant pressure on its liquidity. Subsequent to this announcement several class action suits were filed against CyberGuard. In recent discussions, CyberGuard management has indicated their intention to meet their obligations under these agreements. Although the ultimate impact on the viability of CyberGuard, as a result of its announcement and the subsequent litigation, cannot be ascertained at this time, the results could adversely impact CyberGuard's ability to meet its contractual obligations under its agreements with the Company.

      On August 25, 1998 the Company announced that its Board of Directors had authorized the Company to effect open market purchases of up to $1 million of its common stock. During the period ended September 30, 1998 the Company acquired 174,000 shares of its common stock at an average purchase price of $4.00 per share.

                                    YEAR 2000

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company believes that its products have been made Year 2000 compliant in the ordinary course of business. In addition, the Company utilizes third-party equipment and software in its operations that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

      In the current quarter the Company formed a Year 2000 task force. The task force consists of employees with expertise in areas the Company believes could be affected if not Year 2000 compliant. It has undertaken a program to address the Year 2000 issue with respect to the Company's information systems, non-information systems and certain systems of its major customers and suppliers. The objective of this task force is to assess the problem, develop remedies, test the remedies and to prepare contingency plans.

      The Company has reviewed its information systems and believes that they are substantially in compliance with Year 2000 requirements and that any remedial efforts and incremental costs to complete this process will not have a material impact on its operations or financial results. It is expected that the Company will have any required remediation and testing completed by December 31, 1998.

      An assessment of non-information systems, which include telephone and security systems, has commenced. The Company expects to complete this assessment by December 31, 1998 and the Company expects to complete remediation, if required, by June 30, 1999. Until this assessment is completed the Company is unable to ascertain the costs related to the remediation and testing of this systems.

      As part of the program of the task force, communications will be initiated with key suppliers and customers to determine the extent to which the Company is vulnerable to such parties' failure to remediate Year 2000 issues. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to implement the infrastructure needed to conduct trusted and secure communications and commerce over information networks or to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results, financial condition, and results of operations.

                            INFLATION AND SEASONALITY

      The Company does not believe that inflation will significantly impact its business. The Company does not believe its business is seasonal, however, because the Company recognizes revenues upon shipment of finished products, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

                         CHANGE IN ACCOUNTING STANDARDS

      In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at fair value. Adoption of SFAS No. 133 is required for the fiscal year 2000 and is not expected to have a material impact on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Shareholders was held on July 10, 1998. In a contested election, the following five management nominees for director were elected for a term of one year or until their respective successors have been duly elected or appointed: Anthony A. Caputo, Thomas A. Brooks, Ira A. Hunt, Jr., Douglas E. Kozlay and Bruce R. Thaw.

      The following named persons received the following votes cast for and withheld with respect to the election of directors:

                                                 For                    Withheld
                                              ---------                  --------
               Anthony A. Caputo              3,095,531                   47,017
               Thomas A. Brooks               3,096,631                   45,917
               Ira A. Hunt, Jr.               3,095,631                   46,917
               Douglas E. Kozlay              3,096,553                   45,995
               Bruce R. Thaw                  3,096,131                   46,417
               Jeffery Adduci                 1,069,299                   14,808
               Steven N. Bronson              1,069,309                   14,798
               James S. Cassel                1,069,309                   14,798
               Stanley L. Newman              1,069,299                   14,808
               Matthew  E. Tutino             1,069,299                   14,808

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits required by Item 601 of Regulation S-K.

              27 Financial Data Schedule

          (b) Reports on Form 8-K: None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INFORMATION RESOURCE ENGINEERING, INC.

November 5, 1998              By:  /s/ Anthony A. Caputo
                                   ---------------------
                              ANTHONY A. CAPUTO
                              Chairman, President and Chief Executive Officer

November 5, 1998              By:  /s/ Richard G. Tennant
                                   ----------------------
                              RICHARD G. TENNANT
                              Senior Vice President and Chief Financial Officer