Form 10-K
period 1998-12-31
INFORMATION RESOURCE ENGINEERING INC
filed 1999-04-01
CIK 850313

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

                                      Or

[ ] Transition Report Pursuant to Section 13 OR 15 (d) Of the Securities Exchange Act of 1934

                        Commission File Number 0-20634

                    INFORMATION RESOURCE ENGINEERING, INC.

            (Exact name of registrant as specified in its charter)

             DELAWARE                                        52-1287752
             --------                                        ----------
 (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                         Identification No.)

      8029 CORPORATE DRIVE
       BALTIMORE, MARYLAND                                     21236
       -------------------                                     -----
 (Address of principal executive                            (Zip Code)
             offices)

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
Yes  X   No
   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the Nasdaq National Market on March 19, 1999, was approximately $63,400,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of this calculation, to be "affiliates" of the registrant.

The number of shares of the registrant's Common Stock outstanding as of March 19, 1999 was 5,337,026.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant's proxy statement for the Annual Meeting of Shareholders, which proxy statement in definitive form will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1998.

                                     PART I

ITEM 1 - BUSINESS

   Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic original equipment manufacturer ("OEM") agreements, sufficient cash flow to support the Company's liquidity requirements, other competitive factors leading to a decrease in anticipated revenues and gross profit margins, product development expenses and Year 2000 issues.

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

   These factors, among others, could cause results to differ materially from those in the forward-looking statements.

GENERAL

   Information Resource Engineering, Inc. (the "Company") and its European subsidiary, GRETACODER Data Systems AG ("GDS"), designs, manufactures and markets enterprise network security technology and systems that enable the deployment of secure Virtual Private Network (VPN) solutions over the Internet and other shared public networks. The Company's technology and products are used in VPN and electronic commerce applications. A VPN is a communications system that creates a private "tunnel" through the Internet, assuring authentication of users and privacy of information. This allows businesses to use the lowest cost network without exposing their business communications. The Company's family of VPN products provides a broad range of solutions for Intranet, Extranet and remote access applications. For example, enterprises can utilize the Company's technology and solutions to enable (1) employees to access company-confidential information over an intranet, or (2) allow trading partners to access the Company's extranet for secure business-to-business electronic commerce applications. VPN technology has been a core competency of the Company for over a decade and remains a principal focus of the Company.

    Network Security technologies, including strong encryption, are utilized by the Company to provide selective access to computer networks, prevent electronic eavesdropping or alteration during electronic data transmission; to provide message authentication confirming that messages are received in unaltered form; and to enable user authentication and digital signatures verifying the identity of the message sender and limiting computer access to authorized users. The Company offers a choice of encryption algorithms and product offerings to provide the level of network security appropriate for each client application.

   The Company's technology and products are used by financial institutions, government agencies, large corporations, telecommunication companies and Internet service providers to secure data transmissions on private and public computer networks, such as the Internet. The Company believes that the growth and usage of the Internet and related electronic commerce applications provide market opportunities for the Company's VPN solutions.

   In 1995, the Company introduced its "SafeNet" branded VPN technology products and solutions. In 1997 software and smartcard based product members were added to the SafeNet product family. Recently the Company introduced Public Key ("PK") capability to its SafeNet offering. These new products are based on the Internet New

Security Standard ("IPSec") which assures Internet users of strong security and interoperability. These product introductions substantially increased unit sales and expanded the market for SafeNet products.

   The Company was originally incorporated in Maryland on April 7, 1983 under the name "Industrial Resource Engineering, Inc." The Company reincorporated under its present name in Delaware by merging with its subsidiary in March 1989. The Company's executive offices are located at 8029 Corporate Drive, Baltimore, Maryland 21236, and its telephone number is (410) 931-7500.

THE MARKET FOR VPN SOLUTIONS

   VPN's allow organizations to use public networks for their communications backbone. This is achieved by protecting the data traffic with data communications security technology such as: encryption, message authentication, user authentication, and firewall technology. Since public networks are much cheaper than private leased lines and dedicated Frame Relay networks, corporations can generally achieve substantial cost savings by using VPNs while taking advantage of the global availability and access to the Internet.

   With the increasing use of public and private communications networks and the ability of different types of computers to communicate with each other, data integrity and security have gained increased importance. Management believes that the market for security systems and products providing VPN solutions has grown over the last several years due to an increase in the use of the Internet for business communications and electronic commerce applications such as work-at-home arrangements or telecommuting, electronic mail, satellite offices connected to a central computer, electronic funds transfer, electronic data interchange with clients, suppliers and business partners and numerous other arrangements. The popularity and associated usage of the Internet has increased the requirements for VPN technology and products to ensure secure "intra" and "inter" company communications.

BUSINESS STRATEGY

   The Company's objective is to be a leading provider of enterprise-wide, secure VPN solutions that enable organizations to take advantage of public networks, including the Internet, the public telephone system and enterprise networks, in order to maximize performance and minimize cost of business communications. The key elements of the Company's strategy are as follows:

   Continue to provide Clients with a broad range of high performance, deployable VPN Solutions

   The Company has historically grown by applying its technological competence to the development of network security technology and products for use in the complex computer networks of financial, corporate and government clients. The Company's focus on technology has led to a family of products which have reduced the complexity and cost associated with applying security technology to computer networks. The SafeNet product line provides a complete, IPSec standards-compliant VPN solution with centralized security and policy management. The Company believes that this focus on leading edge technology is vital for its future growth and will continue to invest its resources accordingly.

   Leverage our OEM technology and relationships

   The Company believes that, due to the fact that security is a major concern among network users, manufacturers of computer and communications products are adding security capabilities for networking and telecom applications. The Company also believes that organizations will acquire VPN products from OEM's. Consequently, the Company has developed an initial family of products, which can be incorporated into computers and communications products manufactured by others. Such products include SafeNet/DSP, the industry's fastest VPN "system on a chip".

   The Company has established significant OEM relationships in the past year, embedding its SafeNet VPN technology in leading communication vendors products. Management believes these relationships may assist us in a more widespread deployment of our SafeNet VPN technology. Current OEM relationships include Cisco Systems, Lucent Technologies, and Nortel Networks, all of which have selected SafeNet VPN technology either in the form of software or chips.

   Support customer implementations with world class services

   The Company believes providing its customers the services necessary to support a VPN solution is an integral part of our VPN offering. In 1996, the Company established the SafeNet/Trusted Services facility at Company headquarters to provide 24 hour a day, 365 day a year customer support services, including security and policy management, subscriber enrollment, product configuration, digital certificates, and Certificate Authority services to Internet access providers and directly to end users.

PRODUCT DESIGN STANDARDS

   Network Security technologies are utilized by the Company to provide selective access to computer networks, prevent electronic eavesdropping or alteration during electronic data transmission; to provide message authentication confirming that messages are received in unaltered form; and to enable user authentication and digital signatures verifying the identity of the message sender and limiting computer access to authorized users. The Company offers a choice of encryption algorithms to provide the level of network security appropriate for each client application.

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

   Interoperability

   Management believes the market opportunity for VPN technology and products increases dramatically when vendors' product offerings become interoperable. The Company's commitment to the IPSec standard and multi-vendor interoperability is utilized in existing and planned product offerings. For example, SafeNet/Soft-PK(TM) is an International Computer Security Association certified, IPSec interoperable client software offering.

   Ease of Use

   The Company believes that users of its products, while concerned that their data is secure, do not wish to be required to take specific actions to achieve secure status. Therefore, the Company's products are designed to function without user involvement, thus offering an extremely high level of ease of use.

   Ease of Management and Administration

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

ENCRYPTION ALGORITHMS

      At present, the Company's products employ a variety of encryption algorithms including the U.S. Government Data Encryption Standard, ("DES"), RSA Data Security Inc. Encryption Standard, ("RSA") and Gretacoder Data Systems Encryption Standard, ("GDSES"). DES, as described in American National Standards Institute ("ANSI") Standard X3.92, has been certified by the National Institute of Standards and Technology ("NIST") and is the accepted encryption algorithm for commercial and non-classified government applications in the U.S. as well as financial applications worldwide. The Company also supports a stronger version of DES know as Triple DES (3DES) which features longer and more secure key lengths to insure that transmissions are secure. The Company has received export approval from the U.S. Commerce Department to export its products with the DES and 3DES algorithms.

   The Company holds a license to use RSA; a leading public key based encryption algorithm. RSA is used in Company products to generate and verify digital signatures as well as for key management purposes.

   GDSES is a strong algorithm employing encryption keys, which are much longer than keys in algorithms that are exportable from the United States. GDSES is used by security conscious European organizations including banks and governments.

   New encryption algorithms are periodically proposed as industry standards. The Company's policy is to adopt and offer its clients new algorithms for various applications as they become certified by standards organizations such as ANSI, NIST and the Internet Engineering Task Force.

CURRENT NETWORK SECURITY PRODUCTS AND SYSTEMS

Public Network/Internet Products

   SafeNet Products. In 1995, the Company introduced its SafeNet product line including a comprehensive centrally managed security system that enables secure use of public networks, such as the Internet, for private business transactions. By providing a high level of security, SafeNet allows organizations to reduce their networking costs by using the Internet instead of costly private networks. The product line includes:

      - SafeNet/Smartcard(TM) , a credit card user token that stores user identification and encryption keys in an advanced computer chip;

      - SafeNet/Soft (TM) , a Windows compatible software package that provides continuous user authentication, one-time password generation and data encryption;

      - SafeNet/Soft-PK(TM) , a Windows compatible, ICSA-certified, IPSec interoperable client software package that provides continuous user authentication, one-time password generation and data encryption;

      - SafeNet/Speed(TM) , an encrypting Gateway which provides security for LAN connections to the Internet, as well as packet filtering;

      - SafeNet/Dial(TM), a secure pocket modem operating at 28.8 bps for secure dial access to the Internet by remote users such as traveling professionals and telecommuters;

      - SafeNet/Dial-R(TM) , provides security identical to the SafeNet/Dial(TM), without the integral modem;

      - SafeNet/Security Center(TM), a high performance workstation which automatically manages the entire suite of SafeNet products;

      - SafeNet/Trusted Services(TM), provides central management of VPN security as a service 24 hours a day, 365 days a year.

   In 1998, the Company introduced IPSec Plus which has functionality currently not offered as part of IPSec that SafeNet products normally provide such as: (1) integrated user authentication, (2) policy set-up, download, and management, and
(3) access control groups and checking that add IPSec compliant public key to the family of SafeNet products. This new public key mode of operation includes support for Internet Key Exchange, DES and Triple DES algorithms and message authentication algorithms.

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

   Frame Relay Encryptors. The Frame Relay encryptor combines the advantages of circuit and packet switched services: small delays over the network and lower transmission cost. The properties of Frame Relay make it especially suitable for LAN interconnections where bursty traffic has to be transmitted. Applications include cash clearing, stock clearing and wire transfers.

   X.25 Security Systems. Complex computer networks such as X.25 networks break down the data stream sent from computers into smaller, more manageable pieces called, "packets" which contain address and routing information as well as user data. The X.25 Security System selectively applies encryption technology only to the user's data while leaving address and routing information intact, thus assuring proper delivery of user data in secure form at minimal expense.

   Link Security Systems. While dedicated links are inherently more secure than dial networks, the nature of the data that is frequently transmitted over dedicated lines (the connections to bank branch offices, for instance) often requires a high level of security. The Company's products are designed to protect synchronous or asynchronous communications at speeds up to 64K bps over dedicated telephone lines. Products, which meet European Union standards, are designed to protect synchronous or asynchronous communications at speeds up to 2M bps over dedicated telephone lines. The Link Security Systems are protocol transparent and supports asynchronous, bisynchronous, SDLC and HDLC communications protocols.

NEW PRODUCT DEVELOPMENT

   The Company conducts product development activities to increase the size of its available market through broader product offerings and to reduce the cost of its products resulting in more competitive pricing and/or better operating margins.

   Newer encryption algorithms such as the digital signature standard, escrowed encryption and RSA utilize a technology generally known as public key encryption. In the last year, the Company has integrated these new technologies into its IPSec compliant public key products.

   In 1998, the Company has developed and introduced a family of chip based OEM products.

      - SafeNet/DSP (ADSP 2141L) designed in conjunction with Analog Devices, Inc. ("ADI"), a leading manufacturer of high performance integrated circuits, provides IPSec on a single chip and is designed to be imbedded within networking equipment such as routers, firewalls and switches in order to enable them for highly secured virtual private networking. The SafeNet/DSP is a unique product offering in that it provides the highest cryptographic throughput available and it is the only integrated circuit available, which provides all of the cryptographic operations required for IPSec on a single chip at throughputs of OC-3 rates.

      - SafeNet/CryptSet is a high throughput chipset that allows ATM, Fast Ethernet and T-3 Communications.

      - SafeNet/Eurocrypt is a high-speed encryption chip designed and manufactured by GDS. The chip employs the 3DES algorithm. Since this chip was entirely developed and manufactured outside the United States, the Company believes that it is not subject to U.S. Government export controls.

   The Company considers the SafeNet/DSP to be the first in a line of cryptographic processors utilizing integrated circuit technology. Future versions of this chip will incorporate additional features and will comply with emerging IPSec standard that are still under development. The Company also intends to design its SafeNet/DSP into its line of SafeNet products, which will benefit from the throughput speed and security provided.

   The Company is currently devoting significant resources toward new product development activities. There can be no assurance that the Company will successfully complete the development of these products in a timely fashion or that the Company's current or planned products will satisfy the needs of the computer and network security market.

PRINCIPAL CLIENTS

   The Company focuses its end-user marketing efforts on financial, commercial and government sales.

   The Company's largest clients vary from year to year and the Company has experienced shifts in sales patterns with large clients in the past. Accordingly, the complete loss of any large client or substantial reduction of sales to such clients could have a material adverse effect on the Company. In 1998, two commercial clients accounted for 24% of revenues; in 1997 one commercial client accounted for 15% of revenue; and in 1996, one commercial client accounted for 27% of revenues.

Financial Clients

   Sales to financial institutions are a central part of the Company's business. The Company's products are used by 13 of the top 15 United States banks. The Company's network security systems and products are used by banks to protect corporate cash management applications. In these systems, financial officers located at corporations use personal computers to dial into the bank's computing facility in order to transfer funds electronically.

   Euroclear is the world's largest provider of security clearinghouse services to over 1,400 large international banks and brokerage firms. A consortium of 120 international financial institutions owns Euroclear. The Company's network security systems and products are used to protect the money transfer service available to Euroclear participants. When the participant authorizes a wire transfer for payment, the Company's network security systems and products protect the transfer. Participants who wish to use the wire transfer service are required to purchase the Company's remote security devices which provide message authentication, user authentication and data encryption for the participant's funds transfers communications.

   GDS products are utilized commercially in several countries to protect financial transactions from wiretapping and fraudulent data manipulation. Several foreign banks and other financial institutions use GDS products to protect their electronically transmitted transactions, including Union Bank of Switzerland, Swiss Interbank Clearing, SWIFT, European Payment Systems Services, Societa Interbancaria per l'Automazione S.p.A., and Swiss Securities Clearing Operation.

Commercial Clients

   The Company's products are used by Hewlett-Packard, Impath, Lockheed Martin, GTE, Diebold and BDM. The Company's security systems and products are utilized by these companies to protect sensitive information traveling across telephone and computer networks.

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

   Other government agencies deploying the Company's systems and products include the Internal Revenue Service, Federal Bureau of Investigation, National Crime Information Network, U.S. Drug Enforcement Agency and U.S. Customs Service. The Company's security systems and products are utilized by these agencies to protect sensitive information traveling across telephone and computer networks.

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

SALES AND MARKETING

Sales

   In 1998, the Company continued the transition to indirect distribution channels in order to expand worldwide sales coverage. In North America, the Company sells its products primarily through Value Added Resellers and Internet Service Providers. In Europe, the Company sells its products through a direct sales force. Outside of such territories, the Company sells its products through distributors of communication or information security products. A global sales organization provides support for these distribution channels.

Marketing

   In 1998, the Company's marketing program emphasized continued trade show participation and increased coverage of the Company's technology and products in leading trade publications. The Company has increased its emphasis on developing awareness of the SafeNet brand through its public relations efforts and joint marketing arrangements with our strategic relationships. The Company has also increased its use of direct marketing programs through email, direct mail, and web-based promotions. The Company has instituted the process of customer focus groups to ascertain the requirements of our existing and prospective end-user and OEM customers.

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

   While the Company and ADI jointly developed the SafeNet/DSP, ADI will be the manufacturer and point of procurement for the chip.

COMPETITION

   The network security market is highly competitive and subject to rapid technological changes. The Company believes that competition in this market is likely to intensify as a result of increasing demand for network security products. There are several companies in this field that have been established longer than the Company, and have greater financial, research, service support and marketing resources than those of the Company. There is also a number of other data encryption methods on the market, both hardware and software, which compete with the Company's products.

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

INTELLECTUAL PROPERTY

   Between 1996 and 1999, the Company was awarded three United States Patents covering portable encrypting and authenticating network interface devices such as modems. The patents provide the Company with ownership rights to a technology that the Company believes will be applicable to the growth of computer networks, such as the Internet. The patents cover various forms of pocket-sized devices including PCMCIA and Smartcard-based secure tokens and are adaptable to modems and newer network technologies including ISDN, ADSL and cable modems. The Company's products covered by the patents include the SafeNet/Dial(TM) and the AX400. Additional foreign patent applications, which cover the same products and technology, are pending.

   The Company has filed eleven United States patent applications and an international (PCT) application related to its SafeNet/DSP integrated circuit development activities.

   The Company has acquired a worldwide license under a United States Patent for a self-authenticating fingerprint identification card for certain computer security and financial applications from ID Technologies Corporation.

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

EMPLOYEES

   As of March 19, 1999, the Company had approximately 125 full time employees, of whom 16 are engaged in assembly and quality control, 13 in administration and financial control, 56 in engineering, development and client support, and 40 in marketing and sales. The Company employs 93 full time employees in the United States and 32 employees are in Switzerland.

   ITEM 2 - PROPERTIES

   The Company maintains its corporate and administrative facilities at 8029 Corporate Drive, Baltimore, Maryland. The building, constructed in 1988, has approximately 25,000 square feet and is also used for the Company's executive headquarters, United States production and SafeNet Trusted Services facilities. The lease, which expires in June 2003, requires the Company to pay real estate taxes, insurance and maintenance. The lease, which provides for annual increases in rentals during each year of the lease, requires the Company to pay approximately $184,000 in 1999.

   GDS leases approximately 20,000 square feet for its administrative and production facilities in Regensdorf, Switzerland. The lease, which expires on December 31, 2003, calls for an annual rental of approximately $275,000.

   The Company also leases office space in Danvers, Massachusetts and Bethesda, Maryland at annual aggregate rental of approximately $90,000.

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

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS

   The Company's Common Stock is listed on the Nasdaq National Market under the symbol IREG. The following table sets forth the quarterly range of per share high and low sales prices for the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                              HIGH     LOW
                                              ----     ---
            1999:
              First Quarter (through
            March 19, 1999)                  $20.88   $9.06
            1998:
              Fourth Quarter                  10.94    3.56
              Third Quarter                    8.00    2.75
              Second Quarter                   9.00    6.75
              First Quarter                    9.13    5.75
            1997:
              Fourth Quarter                  11.38    6.00
              Third Quarter                   15.75   10.63
              Second Quarter                  14.50    6.25
              First Quarter                   10.75    6.88

   On March 19, 1999, the last reported per share sale price of the Company's Common Stock on the Nasdaq National Market was $15.75. As of that date, there were approximately 163 holders of record of the Common Stock and 3,500 beneficial holders of the Common Stock. The Company has not paid dividends on its Common Stock and intends for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.

ITEM 6 - SELECTED FINANCIAL DATA

   The selected financial data set forth below as of and for each of the five-years ended December 31, 1998 are derived from the Consolidated Financial Statements of the Company, which financial statements have been audited by KPMG LLP. The Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 are included elsewhere herein. The selected financial data is qualified by and should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                 Year Ended December 31,
                                                 ------------------------------------------------------
(in thousands, except per share data)               1998        1997        1996       1995        1994
                                                 --------    --------    --------    -------    -------

Statement of Operations Data:
Revenues                                         $ 23,242    $ 16,007    $ 14,317    $ 8,149    $ 3,424
Cost of revenues                                    9,793       6,971       7,672      3,318      1,233
                                                 --------    --------    --------    -------    -------
           Gross profit                            13,449       9,036       6,645      4,831      2,191

Operating expenses:
Research and development expenses                   4,625       3,756       3,840      1,299        906
Sales and marketing expenses                        7,312       6,720       4,693      1,979      1,083
General and administrative expenses                 2,944       2,571       2,976      1,331        705
Amortization of acquired intangible assets            122         122         733        631        410
Reserve for CyberGuard advance                        772           -           -          -          -
Write-off of unamortized acquired intangible
      assets from the Connective Strategies,
      Inc. acquisition                                  -           -       2,216          -          -
                                                 --------    --------    --------    -------    -------
           Total operating expenses                15,775      13,169      14,458      5,240      3,104

           Operating loss                          (2,326)     (4,133)     (7,813)      (409)      (913)

Interest income (expense), net                        259         495         728        (96)        24
                                                 --------    --------    --------    -------    -------

           Earnings (loss) before income taxes     (2,067)     (3,638)     (7,085)      (505)      (889)

Income tax expense (benefit)                          319           -           -        190       (173)
                                                 --------    --------    --------    -------    -------

           Net earnings (loss)                     (2,386)     (3,638)     (7,085)      (695)      (716)

Preferred stock dividends                               -           -           -         82         85
                                                 --------    --------    --------    -------    -------
           Net loss attributable to
           common stock                          $ (2,386)   $ (3,638)   $ (7,085)   $  (777)   $  (801)
                                                 ========    ========    ========    =======    =======

Loss per common share-basic and diluted          $  (0.44)   $  (0.67)   $  (1.34)   $ (0.20)   $ (0.25)
                                                 ========    ========    ========    =======    =======

Weighted average number of common
           shares outstanding                       5,409       5,462       5,305      3,826      3,229
                                                 ========    ========    ========    =======    =======

                                        At December 31,
                       ----------------------------------------------
(in thousands)           1998      1997      1996      1995     1994
                       -------   -------   -------   -------   ------

Balance Sheet Data:
Working capital        $11,081   $12,499   $16,664   $ 2,186   $  671
Intangible assets        2,159     2,365     2,223     4,927    3,974
Total assets            18,940    21,531    24,653    15,472    7,724
Long-term debt               -         -        17        47      116
Stockholders' equity    15,400    17,980    21,861     8,216    5,405


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic OEM agreements, sufficient cash flow to support the Company's liquidity requirements, other competitive factors leading to a decrease in anticipated revenues and gross profit margins, product development expenses and Year 2000 issues.

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

   While Management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including new product offerings such as its SafeNet products for the Internet and the SafeNet/Security Center(TM), a high performance workstation that automatically manages SafeNet products and the development of integrated circuits for the original equipment market. Management believes that growth in the market for products that provide secure remote access to computer networks requires the Company to increase its investment in development, sales and marketing activities to allow the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

RESULTS OF OPERATIONS OF THE COMPANY

   The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the years ended December 31:

                                                      1998     1997     1996
                                                     -------  -------  -------
Revenues ..........................................    100%     100%     100%
Cost of revenues ..................................     42       44       54
                                                     -------  -------  -------
                 Gross profit .....................     58       56       46
                                                     -------  -------  -------
Operating expenses:
Research and development expenses .................     20       23       27
Sales and marketing expenses ......................     31       42       32
General and administrative expenses ...............     13       16       21
Amortization of acquired intangible assets ........      1        1        5
Reserve for CyberGuard advance ....................      3        -        -
Write-off of unamortized acquired intangible assets
        from the CSI acquisition ..................      -        -       15
                                                     -------  -------  -------
                 Total operating expenses .........     68       82      100
                                                     -------  -------  -------
                 Operating loss ...................    (10)     (26)     (54)
Interest income, net ..............................      1        3        5
                                                     -------  -------  -------
                 Loss before income tax expense ...     (9)     (23)     (49)
Income tax expense ................................      1        -        -
                                                     -------  -------  -------
                 Net loss .........................    (10)%    (23)%    (49)%
                                                     =======  =======  =======

   The Company has two reportable segments: network security products designed and manufactured in the United States ("domestic operations") and network security products designed and manufactured outside the United States ("European operations"). The segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The domestic operations include some international sales mainly to South America and Asia.

Year ended December 31, 1998, Compared to Year ended December 31, 1997

   Revenues increased 45%, or $7,235,000, to $23,242,000 for the year ended December 31, 1998, from $16,007,000 in 1997. Of the increase, $6,144,000 is the result of a strong performance by the European operations where large quantities of the Company's products were delivered to several financial institutions in Europe. The remainder of the increase, $1,091,000 is attributable to network security systems, services and products of the domestic operations.

   Gross margin increased to 58% for the year ended December 31, 1998, from 56% in 1997. Higher margins on products in the European operations as a result of changes in product mix offset a decline in margins in the domestic operations due to a decline in product development margins.

   Research and development expenses increased 23%, or $869,000, to $4,625,000 for the year ended December 31, 1998, from $3,756,000 for 1997. The increase was primarily due to increased personnel related costs and increased outside engineering expenses related to the Company's integrated circuit development projects in the domestic operations. As a percentage of revenues, the expenses were 20% and 23% in 1998 and 1997, respectively.

   Sales and marketing expenses increased by 9%, or $592,000, to $7,312,000 for the year ended December 31, 1998, from $6,720,000 in 1997. The increase is primarily due to increased public relations and marketing activities by the domestic operations. As a percentage of revenues, the expenses were 31% and 42% in 1998 and 1997, respectively.

   General and administrative expenses ("G&A") increased by 15%, or $373,000, to $2,944,000 for the year ended December 31, 1998, from $2,571,000 in 1997. The primary reasons for the increase were the professional fees, mailing and printing costs and other expenses related to an extended, contested and litigated proxy solicitation process for the election of directors. At the conclusion of the proxy contest, the Company's shareholders voted, by a wide margin, for incumbent directors. The expenses associated with that process were $333,000. As a percentage of revenues, G&A expenses were 13% and 16% in 1998 and 1997, respectively.

   In August 1996, the Company signed a two year Joint Development and Marketing Agreement with CyberGuard Corporation ("CyberGuard"). The companies intended to develop and market a product that combined the Company's SafeNet products and CyberGuard's Firewall product. In connection therewith, the Company prepaid a refundable license fee to CyberGuard.

   In June 1998, a Distribution Agreement and an Original Equipment Agreement replaced the original agreement. Under these agreements, CyberGuard agreed to repay on December 31, 1998 the original $1,000,000 advance less used license fees and a right to manufacture fee. CyberGuard has failed to honor its obligation to repay the unused license fee. Since the Company cannot ascertain the ultimate viability of CyberGuard as a result of its August 1998 announcement that it was experiencing significant pressure on its liquidity and the January 1999 delisting of CyberGuard's securities from the Nasdaq Stock Market, the Company reserved the remaining balance ($772,000).

   The operating loss decreased by 44% or $1,806,000 to $2,326,000 in 1998 from $4,133,000 in 1997. The European operations had a $4,006,000 increase in operating profit due to higher revenues and improved gross margins. The domestic segment had a $2,200,000 increase in its operating loss mainly due to increased engineering and marketing expenses, expenses associated with the proxy contest and the CyberGuard reserve.

   The decline in interest income is due to lower interest rates and a decline in funds available for investment.

   The income tax expense of $319,000 for the year ended December 31, 1998 was for taxes on the income of the European operations, which had no income tax liability in 1997. The Company had no United States income tax benefit in either year. A valuation allowance for the full amount of the United States net deferred tax asset has been established since the Company's ability to use the United States net operating loss is dependent upon future taxable income.

   The Company had a net loss of $2,386,000 for the year ended December 31, 1998 compared to a net loss of $3,638,000 in 1997. The loss per common share (basic and diluted) was $0.44 for the year ended December 31, 1998, compared to a net loss of $0.67 per common share in 1997.

Year ended December 31, 1997, Compared to Year ended December 31, 1996

   Revenues increased 12%, or $1,690,000, to $16,007,000 for the year ended December 31, 1997, from $14,317,000 in 1996. During 1997, the domestic operations were able to generate revenues from new and existing clients that more than offset the loss of revenue due to the 1996 termination of the product agreement with MCI Telecommunications Corporation ("MCI"), and lower revenues from the European operations. The revenue increase for the domestic operations in 1997 was primarily a result of the increased level of product development services provided by the engineering function. The decrease in revenues from European operations was due to a decline in the 1997 average exchange rate compared with the average 1996 rate.

         Gross margin increased to 56% for the year ended December 31, 1997, from 46% for 1996. During 1996, the domestic operations realized a lower gross margin on the SafeNet dial access products sold to MCI. Also the 1996 cost of revenues for European operations included $236,000 for amortization of a purchase accounting adjustment to the carrying value of inventory. In 1997, the shift towards sales of higher gross margin products and the shift in the product mix towards software-based products contributed to the increased margin in both operations.

   Sales and marketing expenses accounted for more than the entire increase in operating expenses, with a total of $6,720,000 for the year ended December 31, 1997 compared to $4,693,000 in 1996, an increase of $2,028,000, or 43%. The increase in sales and marketing expense was primarily a result of increased spending on personnel and increased focus on marketing efforts by the domestic operations.

    General and administrative expense decreased by 14% to $2,570,000 for the year ended December 31, 1997, compared to $2,976,000 in 1996, which included start up expenses associated with the SafeNet Trusted Services facility.

   The Company had a net operating loss of $4,133,000 for the year ended December 31, 1997, compared to $7,813,000 in 1996. The domestic operations had an operating loss decrease of $3,339,000 since the 1996 operating loss included a $2,216,000 charge for the write-off of acquired intangible assets from the acquisitions of Connective Strategies, Inc. ("CSI") as well as $610,000 for the yearly amortization of those assets. The remainder of the improvement was the result of higher gross margin on revenues being offset by increased sales and marketing expenses. European operations had a net operating loss improvement of $341,000 mainly because 1996 was negatively impacted by a $236,000 charge for the amortization of a purchase accounting adjustment to the carrying value of inventory.

   The decline in interest income is due to lower interest rates and a decline in funds available for investment.

   The Company had no income tax benefit in either of the years in the two-year period ended December 31, 1997. A valuation allowance was established in each year since the Company's ability to fully use the net operating loss is dependent upon future taxable income.

   The Company had a net loss of $3,638,000 for the year ended December 31, 1997, compared to a net loss of $7,085,000 in 1996. The loss per common share (basic and diluted) was $0.67 for the year ended December 31, 1997, compared to a loss of $1.34 per share in 1996.

LIQUIDITY AND FINANCIAL POSITION OF THE COMPANY

   The Company believes that its current cash resources, together with the cash flows from operations, will be sufficient to meet its needs for the next year. As of December 31, 1998, the Company had working capital of $11,081,000 including cash and cash equivalents of $5,866,000.

   Significant uses of the Company's financial resources in 1998 include $2,291,000 in operating activities, and $696,000 for the purchase of treasury stock. The accounts receivable increase of $1,527,000 and the inventory increase of $512,000 were primarily in the European operations.

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

   The Company has formed a Year 2000 task force. The task force consists of employees with expertise in areas the Company believes could be affected if not Year 2000 compliant. It has undertaken a program to address the Year 2000 issue with respect to the Company's information systems, non-information systems and certain systems of its major customers and suppliers. The objective of this task force is to assess the problem, to develop remedies, to test the remedies and to prepare contingency plans.

   The Company has reviewed its information systems and believes that they are substantially in compliance with Year 2000 requirements and that any remedial efforts and incremental costs to complete this process will not have a material impact on its operations or financial results. It is expected that the Company will have any required remediation and testing completed by June 30, 1999.

   An assessment of non-information systems, which include telephone and security systems, has commenced. The Company expects to complete this assessment by April 30, 1999 and the Company expects to complete remediation, if required, by June 30, 1999. Until this assessment is completed the Company is unable to ascertain the costs related to the remediation and testing of these systems.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of December 31, 1998, the Company's investment in GDS was approximately $7,940,000. A 10% change in the average Swiss Franc exchange rate for the year ended December 31, 1998 would have changed the Company's reported earnings for fiscal year 1998 by approximately $380,000. A 10% change in the December 31, 1998 Swiss Franc exchange rate would have changed the Company's reported currency translation adjustment for fiscal year 1998 by approximately $714,000.

   At December 31, 1998, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity market risk.

ITEM 8 - FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----

Independent Auditors' Report                                                         19

Consolidated Balance Sheets as of December 31, 1998 and 1997                         20

Consolidated Statements of Operations for the years ended December 31, 1998,
  1997 and 1996                                                                      21

Consolidated Statements of Comprehensive Income (Loss) for the years ended
  December 31, 1998, 1997 and 1996                                                   22

Consolidated Statements of Stockholders' Equity for the years ended December 31,
  1998, 1997 and 1996                                                                23

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
  1997 and 1996                                                                      24

Notes to Consolidated Financial Statements                                           26

Schedule II Valuation and Qualifying Accounts                                        39

                               INDEPENDENT AUDITORS' REPORT


The Board of Directors
Information Resource Engineering, Inc.:


We have audited the accompanying consolidated balance sheets of Information Resource Engineering, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Resource Engineering, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

Baltimore, Maryland
February 16, 1999

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997


                                      ASSETS                                   1998                   1997
                                                                       ---------------------  ---------------------
Current assets:
    Cash and cash equivalents                                        $            5,865,682              7,222,069
    Short-term investments                                                               --              2,339,408
    Accounts receivable, net of allowance for doubtful
      accounts of $86,725 and $60,276                                             4,918,988              3,216,542
    Inventories (note 3)                                                          3,533,312              2,915,331
    Prepaid expenses                                                                303,653                356,735
                                                                       ---------------------  ---------------------
           Total current assets                                                  14,621,635             16,050,085

Equipment and leasehold improvements, net (note 4)                                1,556,486              1,575,777
Computer software development costs, net of accumulated
    amortization of $748,078 and $498,430                                         1,527,199              1,407,076
Goodwill, net of accumulated amortization
    of $387,314 and $264,986                                                        631,937                958,244
Prepaid license fees (note 11)                                                      165,000              1,137,500
Other assets                                                                        438,447                402,337
                                                                       ---------------------  ---------------------
                                                                     $           18,940,704             21,531,019
                                                                       =====================  =====================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                             $                   --                 16,710
    Accounts payable                                                              1,492,520              1,034,667
    Accrued expenses (note 5)                                                     1,733,191              1,736,963
    Deferred revenue                                                                314,892                762,579
                                                                       ---------------------  ---------------------
           Total liabilities                                                      3,540,603              3,550,919
                                                                       ---------------------  ---------------------

Stockholders' equity (notes 6 and 11):
    Preferred stock, $.01 par value per share.
      Authorized 500,000 shares                                                          --                     --
    Common stock, $.01 par value per share.  Authorized
      15,000,000 shares, issued 5,466,527 shares
      in 1998 and 5,462,727 shares in 1997                                           54,665                 54,627
    Additional paid-in capital                                                   31,041,854             30,929,277
    Accumulated deficit                                                         (14,620,690)           (12,234,705)
    Accumulated other comprehensive income (loss)                                  (379,875)              (769,099)
    Treasury stock, at cost, 174,000 shares in 1998                                (695,853)                    --
                                                                       ---------------------  ---------------------

           Net stockholders' equity                                              15,400,101             17,980,100

Commitments (note 8)
                                                                       ---------------------  ---------------------
                                                                     $           18,940,704             21,531,019
                                                                       =====================  =====================

See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996



                                                                1998                  1997                  1996
                                                         --------------------  -------------------- ---------------------

Revenues                                               $          23,241,710            16,006,998            14,317,423
Cost of revenues                                                   9,792,558             6,971,144             7,671,957
                                                         --------------------  -------------------- ---------------------

           Gross profit                                           13,449,152             9,035,854             6,645,466
                                                         --------------------  -------------------- ---------------------

Research and development expenses                                  4,625,139             3,755,766             3,840,475
Sales and marketing expenses                                       7,312,497             6,720,075             4,692,556
General and administrative expenses                                2,943,794             2,570,200             2,976,273
Amortization of acquired intangible assets                           122,328               122,324               732,644
Reserve for CyberGuard advance (note 11)                             771,655                    --                    --
Write-off of unamortized acquired intangible
    assets from the Connective Strategies, Inc.
    acquisition (note 2)                                                  --                    --             2,216,200
                                                         --------------------  -------------------- ---------------------

           Total operating expenses                               15,775,413            13,168,365            14,458,148
                                                         --------------------  -------------------- ---------------------

           Operating loss                                         (2,326,261)           (4,132,511)           (7,812,682)

Interest income, net                                                 259,157               494,809               728,132
                                                         --------------------  -------------------- ---------------------

           Loss before income tax expense                         (2,067,104)           (3,637,702)           (7,084,550)

Income tax expense (note 7)                                          318,881                    --                    --
                                                         --------------------  -------------------- ---------------------

           Net loss                                    $          (2,385,985)           (3,637,702)           (7,084,550)
                                                         ====================  ==================== =====================
Loss per common share - basic and diluted              $                (.44)                 (.67)                (1.34)
                                                         ====================  ==================== =====================

Weighted average number of common shares
    outstanding - basic and diluted                                5,408,945             5,461,611             5,304,984
                                                         ====================  ==================== =====================

See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

             Consolidated Statements of Comprehensive Income (Loss)

                  Years ended December 31, 1998, 1997 and 1996



                                                           1998                  1997                 1996
                                                    --------------------  -------------------  --------------------

Net loss                                           $         (2,385,985)          (3,637,702)           (7,084,550)

Other comprehensive income (loss) - foreign
    currency translation adjustment                             389,224             (255,172)             (487,617)
                                                    --------------------  -------------------  --------------------

           Comprehensive income (loss)             $         (1,996,761)          (3,892,874)           (7,572,167)
                                                    ====================  ===================  ====================


See accompanying note to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996


                                                                                  ACCUMULATED
                                                                                     OTHER
                                      COMMON STOCK      ADDITIONAL                COMPREHENSIVE                    NET
                                  -------------------    PAID-IN     ACCUMULATED     INCOME      TREASURY     STOCKHOLDERS'
                                   SHARES     AMOUNT     CAPITAL       DEFICIT       (LOSS)        STOCK         EQUITY
                                  ---------   -------   ----------   -----------    --------    -----------    -----------

Balance at December 31, 1995      4,244,827   $42,448    9,712,777    (1,512,453)    (26,310)            --      8,216,462

   Sale of common stock,
    net of offering expenses      1,172,500    11,725   21,023,046            --          --             --     21,034,771
   Stock options exercised           40,800       408      181,761            --          --             --        182,169
   Net loss for 1996                     --        --           --    (7,084,550)         --             --     (7,084,550)
   Foreign currency translation
    adjustment                           --        --           --            --    (487,617)            --       (487,617)
                                  ---------   -------   ----------   -----------    --------    -----------    -----------
Balance at December 31, 1996      5,458,127    54,581   30,917,584    (8,597,003)   (513,927)            --     21,861,235

   Stock options exercised            4,600        46       11,693            --          --             --         11,739
   Net loss for 1997                     --        --           --    (3,637,702)         --             --     (3,637,702)
   Foreign currency translation
    adjustment                           --        --           --            --    (255,172)            --       (255,172)
                                  ---------   -------   ----------   -----------    --------    -----------    -----------
Balance at December 31, 1997      5,462,727    54,627   30,929,277   (12,234,705)   (769,099)            --     17,980,100

   Stock options exercised            3,800        38        9,750            --          --             --          9,788
   Stock option compensation             --        --      102,827            --          --             --        102,827
   Net loss for 1998                     --        --           --    (2,385,985)         --             --     (2,385,985)
   Foreign currency translation
    adjustment                           --        --           --            --     389,224             --        389,224
   Treasury stock purchases              --        --           --            --          --       (695,853)      (695,853)
                                  ---------   -------   ----------   -----------    --------    -----------    -----------
Balance at December 31, 1998      5,466,527   $54,665   31,041,854   (14,620,690)   (379,875)      (695,853)    15,400,101
                                  =========   =======   ==========   ===========    ========    ===========    ===========


See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996



                                                                        1998                 1997                 1996
                                                                 -------------------- -------------------- --------------------

Cash flows from operating activities:
   Net loss                                                             $ (2,385,985)          (3,637,702)          (7,084,550)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                         911,708              840,499              659,792
       Amortization of acquired intangible assets                            122,328              122,324              732,644
       Stock option compensation                                             102,827                   --                   --
       Reserve for CyberGuard advance                                        771,655                   --                   --
       Write-off of unamortized acquired
          intangible assets from the Connective
          Strategies, Inc. acquisition                                            --                   --            2,216,200
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts
            receivable                                                    (1,526,706)          (1,707,438)           2,608,430
          (Increase) decrease in inventories                                (511,495)             511,506           (1,425,750)
          Increase (decrease) in accounts payable                            536,047             (208,882)             (53,635)
          Increase (decrease) in accrued expenses                            (64,946)             468,364             (112,880)
          Increase (decrease) in deferred revenue                           (453,064)             616,561              (41,290)
          Other                                                              206,624             (549,383)            (105,509)
                                                                 -------------------- -------------------- --------------------

          Net cash used in operating activities                           (2,291,007)          (3,544,151)          (2,606,548)
                                                                 -------------------- -------------------- --------------------

Cash flows from investing activities:
   Maturities of short-term investments                                    2,839,408            7,054,000                   --
   Purchase of short-term investments                                       (500,000)          (7,081,428)          (2,311,980)
   Equipment expenditures                                                   (477,752)            (307,258)          (1,274,770)
   Additions to computer software development costs                         (508,725)            (506,042)            (440,568)
   Prepaid license fees                                                           --             (137,500)          (1,000,000)
                                                                 -------------------- -------------------- --------------------

          Net cash provided by ( used in)
            investing activities                                        $  1,352,931             (978,228)          (5,027,318)
                                                                 -------------------- -------------------- --------------------

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                  Years ended December 31, 1998, 1997 and 1996


                                                                       1998                  1997                  1996
                                                                --------------------  -------------------- ---------------------

Cash flows from financing activities:
   Payments of notes payable                                  $                  --                    --            (4,053,416)
   Proceeds from issuance of common stock,
      net of offering expense                                                    --                    --            21,034,771
   Treasury stock purchases                                                (695,853)                   --                    --
   Payments of long-term debt                                               (16,710)              (18,480)              (80,979)
   Proceeds from exercise of stock options                                    9,788                11,739               182,169
                                                                --------------------  -------------------- ---------------------

          Net cash provided by (used in )
            financing activities                                           (702,775)               (6,741)           17,082,545
                                                                --------------------  -------------------- ---------------------
Effect of exchange rate changes on cash                                     284,464              (165,802)             (188,182)
                                                                --------------------  -------------------- ---------------------

          Net increase (decrease) in cash
            and cash equivalents                                         (1,356,387)           (4,694,922)            9,260,497
Cash and cash equivalents at beginning of year                            7,222,069            11,916,991             2,656,494
                                                                --------------------  -------------------- ---------------------
Cash and cash equivalents at end of year                      $           5,865,682             7,222,069            11,916,991
                                                                ====================  ==================== =====================

Cash paid for:
   Interest expense                                           $               1,209                11,520               159,509
                                                                ====================  ==================== =====================

   Income taxes                                               $                  --                    --                    --
                                                                ====================  ==================== =====================


See accompanying notes to consolidated financial statements.

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997

(1)  BUSINESS

     Information Resource Engineering, Inc. (the Company) is engaged in the business of designing, manufacturing and marketing enterprise network security technology and systems that enable the deployment of secure Virtual Private Network solutions over the Internet and other shared public networks.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

     (b) CASH EQUIVALENTS

         The Company considers investments purchased with maturities, at date of purchase, of three months or less to be cash equivalents.

     (c) SHORT-TERM INVESTMENTS

         Short-term investments, which consist of commercial paper and corporate bonds which mature within one year, are stated at the lower of cost or market.

     (d) REVENUES

         Revenue is recognized from sales when the product is shipped. Unearned income on maintenance contracts is amortized by the straight-line method over the terms of the contracts. Revenues from engineering services are recognized as the services are provided. There was no material accounts receivable related to unbilled engineering services at December 31, 1998 and 1997.

         The Company grants credit to clients. Sales terms with clients, including distributors, generally do not provide for right of return privileges for credit, refund or other products. The Company's clients, which include both commercial companies and governmental agencies, are in various industries, including banking, security, communications and distributors of electronic products.

                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997


     (e) INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     (f) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation of equipment is determined using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease.

     (g) COMPUTER SOFTWARE DEVELOPMENT COSTS

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

     (h) GOODWILL

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

         During 1998, the Company realized the benefit of an acquired net operating loss carryforward. The benefit of $203,979 was credited to goodwill.

                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997



     (i) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (j) PRODUCT WARRANTIES

         The Company warrants to the original purchaser that each of its products will be free from defects in materials and workmanship generally for a period of one year from the date of purchase. Expected future product warranty expense is recorded when the product is sold.

     (k) TRANSLATION OF FOREIGN CURRENCIES

         Assets and liabilities of the foreign subsidiary are translated at the exchange rates as of the balance sheet dates; equity accounts are translated at historical exchange rates. Revenues and expenses are translated at the average exchange rates for the periods presented. Translation gains and losses are included in stockholders' equity.

     (l) INCOME TAXES

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

     (m) STOCK OPTIONS ISSUED

         The Company applies the intrinsic value method under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees to account for stock-based compensation to employees and directors.

         The Company uses the fair value based method to account for stock-based compensation expense for stock options granted to non-employees.


                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997


     (n) LOSS PER COMMON SHARE

         Basic earnings per share (EPS) is calculated by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect, if any, of all dilutive potential common shares outstanding during the period.

     (o) NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at fair value. Adoption of SFAS No. 133 is required for fiscal year 2000 and is not expected to have a material impact on the Company's financial position or results of operations.

     (p) USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates.

     (q) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following method and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

         The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

     (r) RECLASSIFICATIONS

         Certain amounts for 1996 and 1997 have been reclassified to conform to the 1998 presentation.



                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997



(3)  INVENTORIES

     Inventories consist of the following:

                                   1998       1997
                               -----------  ---------

Raw materials                  $ 1,778,436  1,208,439
Finished goods                   1,754,876  1,706,892
                               -----------  ---------
                               $ 3,533,312  2,915,331
                               ===========  =========

(4)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

     Equipment and leasehold improvements consist of the following:

                                                          1998       1997
                                                      -----------  ---------

Equipment                                             $ 2,627,787  2,191,109
Automobiles                                               103,627     87,180
Leasehold improvements                                    646,907    630,953
                                                      -----------  ---------
                                                        3,378,321  2,909,242

Less accumulated depreciation and amortization          1,821,835  1,333,465
                                                      -----------  ---------
                                                      $ 1,556,486  1,575,777
                                                      ===========  =========



(5)  ACCRUED EXPENSES

     Accrued expenses consist of the following:


                                                         1998        1997
                                                     -----------   ---------

Accrued salaries and commissions                     $ 1,049,686   1,016,970
Other                                                    683,505     719,993
                                                     -----------   ---------
                                                     $ 1,733,191   1,736,963
                                                     ===========   =========





                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997


(6)  STOCKHOLDERS' EQUITY

     In February 1996, the Company completed a public offering of 1,172,500 shares of common stock at a per share price of $20.00. The net proceeds of the Company from the offering were approximately $21,035,000 after deducting offering expenses.

     In 1998, the Company purchased 174,000 shares of its common stock at an average price of $4.00. It is anticipated that these shares will be used for shares required to be issued under the Company's Stock Option Plan.


(7)  INCOME TAXES

     Income tax expense consists of the following:

                                          1998       1997      1996
                                       ----------  --------- ----------
     Current:
      Federal                          $       --         --         --
      State                                    --         --         --
      Foreign                             318,881         --         --
                                       ----------  --------- ----------
                                          318,881         --         --
     Current
      Federal                                  --         --         --
      State                                    --         --         --
      Foreign                                  --         --         --
                                       ----------  --------- ----------
                                               --         --         --
                                       ----------  --------- ----------
                                       $  318,881         --         --
                                       ==========  ========= ==========


                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997


The income tax expense (benefit) differed from the amount computed by applying the Federal income tax rate of 34% to loss before income tax expense as a result of the following:

                                                            1998        1997        1996
                                                         -----------  ----------  ----------

Computed "expected" tax benefit                        $   (702,815) (1,236,819) (2,408,747)
Increase (reduction) in income taxes resulting from
   State and local income taxes, net of Federal
     income tax benefit                                     (95,500)   (173,387)   (190,026)
   Amortization of acquired intangible assets,
    not deductible for tax purposes                          41,590      41,590     249,099
   Write-off of unamortized acquired
    intangible assets from the Connective
    Strategies, Inc. acquisition not
    deductible for tax purposes                                  --          --     753,508
   Change in valuation allowance                          1,035,000   1,635,000   1,774,500
   Other, net                                                40,606    (266,384)   (178,334)
                                                       ------------  ----------  ----------
                                                       $    318,881          --          --
                                                       ============  ==========  ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below at December 31:

                                                                    1998         1997
                                                                ------------  ------------
Deferred tax assets:
    Inventories, due to additional costs inventoried for tax
      purposes pursuant to the Tax Reform Act of 1986           $   141,000       241,000
    Net operating loss carryforward                               5,420,000     3,358,000
    Reserve for CyberGuard advance                                  298,000            --
    Stock option compensation                                        40,000            --
    Other                                                            46,000        99,000
                                                                ------------  ------------
                                                                  5,945,000     3,698,000
                                                                ------------  ------------
Deferred tax liabilities:
    Earnings and profits of foreign subsidiary                   (1,192,000)            --
    Equipment, due to differences in depreciation                  (108,000)      (88,000)
    Other                                                           (31,000)      (31,000)
                                                                ------------  ------------
                                                                 (1,331,000)     (119,000)
                                                                ------------  ------------

      Net deferred tax asset                                      4,614,000     3,579,000

Less valuation allowance                                         (4,614,000)   (3,579,000)
                                                                ------------  ------------
                                                                $         --            --
                                                                ------------  ------------

                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997


     The Company has net operating loss carryforwards for United States income tax purposes of approximately $14,034,000 which are available to reduce future taxable income through 2012.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are allowable. Based on consideration of the above factors management established a valuation allowance for which the balance was $4,614,000 and $3,579,000 at December 31, 1998 and 1997, respectively.


(8)  LEASES

     The Company leases office facilities and equipment under operating leases expiring at various dates through 2003. The leases require the Company to pay real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis. The annual minimum rentals under the leases as of December 31, 1998 are as follows:


1999                                                              $  586,465
2000                                                                 479,576
2001                                                                 479,540
2002                                                                 492,523
2003                                                                 394,634
                                                                    =========

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was $609,538, $616,465 and $518,177, respectively.


(9)  PENSION PLANS

     The Company has a defined contribution pension plan for employees who have completed three months of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (the Code) of 3% to 10% of base compensation up to the maximum allowable contributions as determined by the Code. The Company matches participants' contributions on a discretionary basis. The Company may also make additional discretionary contributions. The Company made no contributions to the plan during the three years ended December 31, 1998.

     All of the Company's Swiss employees are participants in a national, compulsory, contributory pension plan, which is administered by an outside institution. The employees' contributions are

                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997


     defined and calculated according to age group. The employer's contributions are then of the same amount. The pension costs for the Swiss subsidiary during 1998, 1997 and 1996 were $252,026, $248,746 and $283,467, respectively.


(10) STOCK OPTIONS AND WARRANTS

     The Company has a stock option plan which provides for the granting of stock options to officers, directors, consultants and key employees of the Company. Options issued pursuant to the plan are exercisable at the fair market value of the common stock on the date of the issuance of the option. Either incentive stock options or non-qualified stock options may be granted under the plan. The vesting and exercise periods are determined by the Board of Directors not to exceed ten years. Options issued to date generally vest 33 1/3% per year commencing with dates of grant and expire seven years from date of grant.

     Option transactions during 1996, 1997 and 1998 were as follows:


                                                                         WEIGHTED
                                                                          AVERAGE
                                          NUMBER          RANGE OF       EXERICISE
                                        OF SHARES       EXERCISE PRICES    PRICE
                                        -----------     -------------    ----------

Outstanding at December 31, 1995           253,600    $ 0.10 to $17.00 $       9.54
    Granted                                393,000    $ 9.88 to $28.63        18.45
    Canceled                               (37,200)   $ 1.30 to $17.00        12.85
    Exercised                              (40,800)   $ 0.10 to $13.50         4.46
                                        -----------     --------------  ----------
Outstanding at December 31, 1996           568,600    $ 1.30 to $28.63        15.92
    Granted                                931,250    $ 6.38 to $20.00        10.39
    Canceled                              (500,867)   $ 4.50 to $28.63        16.68
    Exercised                               (4,600)   $ 1.30 to $ 4.50         2.55
                                        -----------     --------------  ----------
Outstanding at December 31, 1997           994,383    $ 1.30 to $20.00        10.45
    Granted                                728,700    $ 3.09 to $ 9.31         6.92
    Canceled                              (561,600)   $ 4.94 to $17.00        10.49
    Exercised                               (3,800)   $ 1.30 to $ 5.25         2.58
                                        -----------     --------------  ----------
Outstanding at December 31, 1998         1,157,683    $ 1.30 to $20.00 $       8.23
                                        ===========     ==============  ==========
Exercisable at December 31, 1998           294,961    $ 1.30 to $20.00 $       8.96
                                        ===========     ==============  ==========


                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997


     The following table summarizes information about stock options outstanding at December 31, 1998.

                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                   -------------------------------------  --------------------
                                 WEIGHTED      WEIGHTED              WEIGHTED
                                  AVERAGE      AVERAGE               AVERAGE
    RANGE OF         NUMBER      REMAINING     EXERCISE    NUMBER    EXERCISE
EXERCISE PRICES    OF SHARES   CONTRACTUAL LIFE PRICE     OF SHARES   PRICE
-----------------  ----------- --------------  ---------  ---------  ---------

$1.30 to $  6.63      413,150      5.34 years  $    5.80     83,900 $     4.88
$7.00 to $  8.63      415,700      5.90 years       7.98     51,666       8.14
$9.00 to $ 20.00      328,833      4.28 years      11.60    159,395      11.38
                   ----------- --------------  ---------  ---------  ---------
                    1,157,683      5.24 years  $    8.23    294,961 $     8.96
                   =========== ==============  =========  =========  =========


     The Company applies the intrinsic value method in accounting for options granted to employees and directors and, accordingly, no compensation cost has been recognized for its options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net loss and per share amounts would have been the pro forma amounts indicated below:

                                             1998         1997         1996
                                          -----------  ------------ ------------

Net loss                 As reported      $(2,385,985)   (3,637,702)  (7,084,550)
                         Pro forma         (2,925,000)   (4,252,000)  (7,578,000)
Loss per common share --
    basic and dilute     As reported      $      (.44)         (.67)       (1.34)
                         Pro forma               (.54)         (.78)       (1.43)
                                          ===========  ============ ============

     The pro forma net loss reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options is not reflected in the pro forma net loss amounts presented above because compensation cost recognized over the option's vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

     The weighted average fair values of options granted during 1998, 1997 and 1996 were $2,912,000, $4,128,000 and $2,453,000, respectively, on the dates of grant. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.25% for 1998, 5.71% to 6.78% for 1997 and 5.25% to
     6.78% for 1996; expected volatility of 110% for 1998, 63% for 1997 and 32% for 1996; dividend yield and expected dividend growth rate of 0% in all years; and expected lives of 3 to 5 years and expected forfeitures of 0% for all years.

                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997


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

     At December 31, 1998, the Company had reserved 1,475,500 shares of common stock for the stock option plan and conversion of outstanding warrants.


(11) RESERVE FOR CYBERGUARD ADVANCE

     In August 1996, the Company signed a two year Joint Development and Marketing Agreement with CyberGuard Corporation (CyberGuard). The companies intended to develop and market a product that combined the Company's SafeNet/Enterprise products and CyberGuard's Firewall product. In connection therewith, the Company prepaid a refundable $1,000,000 license fee to CyberGuard.

     In June 1998, a Distribution Agreement and an Original Equipment Agreement (OEM Agreement) replaced the original agreement. Under these agreements, CyberGuard agreed to repay on December 31, 1998 the original $1,000,000 advance less used license fees and a right to manufacture fee. On December 31, 1998, CyberGuard failed to honor its obligation to repay the unused license fee.

     Since the Company cannot ascertain the ultimate viability of CyberGuard as a result of its August 1998 announcement, that it was experiencing significant pressure on its liquidity, and the January 1999 delisting of CyberGuard's securities from the NASDAQ Stock Market, the Company reserved for the remaining advance.


(12) SEGMENTS OF THE COMPANY AND RELATED INFORMATION

     The Company has two reportable segments: network security products designed and manufactured in the United States and network security products designed and manufactured outside the United States. The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.



                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997

                                                                 1998
                                               ----------------------------------------

                                                WITHIN THE    OUTSIDE THE
                                               UNITED STATES UNITED STATES CONSOLIDATED
                                               ------------  ------------  ------------

Revenues from external customers            $   11,642,072    11,646,006    23,288,078
Intersegment revenues                               18,354        28,014        46,368
                                               ------------  ------------  ------------
           Consolidated revenues            $   11,623,718    11,617,992    23,241,710
                                               ============  ============  ============

Operating profit (loss)                     $   (6,361,349)    4,035,088    (2,326,261)
Interest income                                    232,957        27,409       260,366
Interest expense                                     1,209            --         1,209
Income tax expense                                      --       318,881       318,881
Depreciation and amortization expense              881,533       152,503     1,034,036
Reserve for CyberGuard advance                     771,655            --       771,655
Segment assets                                   9,602,354     9,338,350    18,940,704

                                                                 1997
                                               ----------------------------------------

                                                WITHIN THE    OUTSIDE THE
                                               UNITED STATES UNITED STATES CONSOLIDATED
                                               ------------  ------------  ------------

Revenues from external customers            $   10,534,931     5,585,305    16,120,236
Intersegment revenues                                2,260       110,978       113,238
                                               ------------  ------------  ------------
           Consolidated revenues            $   10,532,671     5,474,327    16,006,998
                                               ============  ============  ============

Operating profit (loss)                     $   (4,161,791)       29,280    (4,132,511)
Interest income                                    489,427        16,902       506,329
Interest expense                                    11,520            --        11,520
Depreciation and amortization expense              716,696       246,127       962,823
Segment assets                                  16,193,864     5,337,155    21,531,019

                                                              1996
                                               ----------------------------------------

                                                WITHIN THE    OUTSIDE THE
                                               UNITED STATES UNITED STATES CONSOLIDATED
                                               ------------  ------------  ------------

Revenues from external customers            $    8,110,195     6,238,739    14,348,934
Intersegment revenues                               28,759         2,752        31,511
                                               ------------  ------------  ------------
           Consolidated revenues            $    8,081,436     6,235,987    14,317,423
                                               ============  ============  ============

Operating loss                              $   (7,501,023)     (311,659)   (7,812,682)
Interest income                                    784,404        12,787       797,191
Interest expense                                    69,050            --        69,050
Depreciation and amortization expense            1,081,936       310,500     1,392,436
Write-off of unamortized acquired
    intangible assets from the Connective
    Strategies, Inc. acquisition                 2,126,200            --     2,126,200
Segment assets                                  19,380,265     5,272,976    24,653,241


                                                                     (Continued)

                          INFORMATION RESOURCE ENGINEERING, INC.
                                     AND SUBSIDIARIES

                        Notes to Consolidated Financial Statements

                          Years ended December 31, 1998 and 1997

GEOGRAPHIC INFORMATION
                                                  REVENUES                                   LONG-LIVED ASSETS
                           ----------------------------------------------------  -------------------------------------------------

                               1998               1997              1996            1998             1997            1996
                               ----               ----              ----            ----             ----            ----

United States            $      10,023,840         9,023,425         7,656,687       2,879,649        2,909,014         2,794,890
Switzerland                      7,941,783         3,092,600         3,035,425         835,973        1,032,083         1,270,755
Belgium                          1,135,385         1,481,429         1,976,042             --               --            --
Other foreign countries          4,140,702         2,409,544         1,649,269             --               --            --
                           ---------------- -----------------  ----------------  -------------- ----------------  ----------------

              Total      $      23,241,710        16,006,998        14,317,423       3,715,622        3,941,097         4,065,645
                           ================ =================  ================  ============== ================  ================


     In 1998, one commercial client of the Within the United States segment and one commercial client of the Outside the United States segment accounted for 11% and 13%, respectively, of the Company's consolidated revenues. In 1997, one commercial client of the Within the United States segment accounted for 15% of the Company's consolidated revenues. In 1996, one commercial client of the Within the United States segment accounted for 27% of the Company's consolidated revenues.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                  Schedule II

                  Years ended December 31, 1998, 1997 and 1996



                                        BALANCE AT        CHARGES              CHARGES
                                        BEGINNING         TO COSTS            TO OTHER                             BALANCE
                                            OF              AND              ACCOUNTS -       DEDUCTIONS -        AT END OF
                                          PERIOD          EXPENSES          DESCRIBE (a)      DESCRIBE (b)         PERIOD
                                      ---------------   -------------      ---------------- -----------------   --------------
Allowance for doubtful accounts:

   Year ended December 31, 1998       $       60,276          25,477                   972                --           86,725

   Year ended December 31, 1997       $           --          60,276                    --                --           60,276

   Year ended December 31, 1996       $           --              --                    --                --               --
                                      ===============   =============      ================ =================   ==============

Reserve for CyberGuard advance:

   Year ended December 31, 1998       $           --         771,655                    --                --          771,655
                                      ===============   =============      ================ =================   ==============

(a)Charges to other accounts represent the translation effect for the change in the Swiss Franc exchange rate for balances existing at the beginning of the period.

(b)Deductions represent write-offs of specifically identified accounts.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The directors and executive officers of the Company are as follows:

             NAME            AGE        POSITION
             ----            ---        --------

       Anthony A. Caputo     57   Chairman, Chief Executive Officer and President
       John F. Hembrough     49   Senior Vice President, World Wide Sales
       Michael M. Kaplan     55   Senior Vice President, Technology
       Jill Leukhardt        43   Senior Vice President
       Dubhe E. Beinhorn     42   Vice President, International Sales
       Sean R. Price         35   Vice President, North American Sales
       Philip S. Saunders    33   Vice President, Marketing
       Steven Turner         40   Vice President, Product Support
       David A. Skalitzky    63   Secretary and Treasurer
       Thomas A. Brooks      61   Director
       Ira A. Hunt, Jr.      74   Director
       Douglas E. Kozlay     59   Director
       Bruce R. Thaw         46   Director

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

   Anthony A. Caputo, the Chairman, Chief Executive Officer and President of the Company, invested in the Company in 1986, and became a director in November 1986. In 1982, Mr. Caputo founded another computer security firm, TACT Technology, as a division of a public company, and after securing outside funding through a $3.0 million limited partnership in 1984, managed TACT as a separate company. Mr. Caputo resigned from TACT Technology in November 1986 to join the Company. Mr. Caputo has over 20 years' experience in the computer industry, in marketing and management capacities. In June 1993, Mr. Caputo was named Maryland's High Tech Entrepreneur of the Year, an annual award sponsored by organizations including Inc. Magazine, Ernst and Young LLP and Merrill Lynch. He has served as an officer of several publicly traded companies including International Mobile Machines, Inc., Comshare, Inc. and Value Software, now part of Computer Associates, Inc.

   John F. Hembrough has been Senior Vice President, World Wide Sales with responsibility for the entire SafeNet product line. He joined the Company in September 1997 as Vice President, OEM Sales with responsibility for building sales channels and managing the Company's OEM division through sales of SafeNet technology to major technology product manufacturers. Prior to joining the Company, Mr. Hembrough served as Vice President/General Manager European Operations for Raptor Systems, Inc., a software security company, from 1995 to 1997 and held sales management positions with Network Systems Corporation and Motorola Codex Corporation. He holds a Master of Business Administration with Distinction from the Harvard Business School and a Bachelor of Science degree in Chemistry from the United States Air Force Academy.

   Michael M. Kaplan joined the Company in January 1996 as Senior Vice President, Technology. Formerly the Director of Secure Communications at AT&T Bell Laboratories ("Bell Labs"), Mr. Kaplan led the design, development and support of AT&T's security products for voice, data, fax and video applications. Mr. Kaplan was employed at Bell Labs for twenty-seven years and holds a Master of Science in Mathematics degree from Adelphi University and a

Bachelor of Arts in Mathematics degree from Queens College. Mr. Kaplan holds six patents for various aspects of telephone security devices and associated services.

   Jill Leukhardt has been a Senior Vice President of the Company since June 1995. She served as the Vice President of Sales and Marketing of the Company from 1989 to 1995. She was a director of the Company from 1990 to 1998. Ms. Leukhardt holds a Master of Electrical Engineering degree. From 1980 to 1986, Ms. Leukhardt was a Marketing Manager at Intel Corporation where she managed several projects including the planning, specification and initial marketing of the 80386 microprocessor. Prior to joining the Company, from 1986 to 1989, she served as Vice President-Marketing for Micro Wholesalers, Inc., a microcomputer distributor. She has also served as a Trustee of Johns Hopkins University since July 1992.

   Dubhe E. Beinhorn joined the Company as Vice President, International Sales in October 1996. Ms. Beinhorn's principal responsibilities include the identification and development of distribution channels, partnerships, strategic alliances and direct customer relationships outside North America. Prior to joining the Company, Ms. Beinhorn served as Vice President, International Sales for Netrix Corporation from April 1991 to October 1996, and National Account Manager, Federal Operations at Network Equipment Technologies from 1988 to 1991.

   Sean R. Price joined the Company in April 1997 as Vice President, North American Sales. His primary responsibility is managing and expanding the Company's domestic distribution channels, more specifically value added resellers ("VAR's"), systems integrators, and network service providers. Prior to joining the Company, Mr. Price was Vice President of Sales for Nuera Communications Inc., a leader in voice over Internet and Frame Relay technology, from October 1995 to April 1997. where he managed direct sales to carriers and end users as well as indirect sales through VAR's. From 1993 to 1995, he was Director, Worldwide Sales for Pacific Communication Sciences, Inc.

   Philip S. Saunders has been Vice President of Marketing since July 1998. He joined the Company in July 1997 as Director of Channel Development. Prior to joining the Company, Mr. Saunders was Director of Sales for the Carrier Systems Group of Nuera Communications from September 1996 to July 1998. From 1994 to 1996, he was Manager of Strategic Accounts for Pacific Communications Sciences, Inc. Mr. Saunders holds a Master of Business Administration degree from Seton Hall University's School of Business and is the recipient of the 1998 Outstanding Achievement Award from the American Marketing Association.

   Steven E. Turner has been Vice President of Product Support since July 1994 where he is the senior manager for manufacturing, client support and SafeNet Trusted Services. He joined the Company in March 1988 and has served as Technician, Engineer, Production Manager, and Director, Product Support. Prior to joining the Company, Mr. Turner has held various positions with the U.S. Naval Research Lab and E-Systems.

   David A. Skalitzky has been Secretary and Treasurer of the Company since March 1993 and December 1990, respectively. He was Vice President, Finance from July 1989 to July 1998. Prior to joining the Company in 1989, Mr. Skalitzky was an independent financial consultant.

   Thomas A. Brooks has been a director of the Company since July 1998. He held various executive positions with AT&T from 1991 through 1998. In 1992 he was appointed Director of the Special Accounts Business Unit of Federal Systems Advanced Technologies ("FSAT"). In 1993 he became acting Vice President, Information Systems within FSAT. In January 1994 he became Senior Vice President, AT&T Paradyne, and General Manager of AT&T Secure Products Business Unit. In January 1996 he was appointed Vice President of AT&T Government Markets and President of AT&T Technical Services Company. He served 32 years as an U.S. Navy Intelligence officer, retiring from active military service as a Rear Admiral and Director of Naval Intelligence in 1991. He is a member of the Federal Government Joint Security Commission. In 1995, President Clinton appointed him as one of three members of the Security Policy Advisory Board. From 1995 to 1997 he was also a member of the Defense Policy Board. He also serves on advisory boards for the Defense Intelligence Agency and the Office of Naval Intelligence. Mr. Brooks is a graduate of Fordham University, with a Master's degree from Fairleigh Dickenson University. He has done post Master's studies at George Washington University and the University of California and has published several articles in various publications. He serves on the Board of Directors of Navy Mutual Aid Association and several Intelligence professional associations.

   Ira A. Hunt, Jr. has been a director of the Company since December 1990. Mr. Hunt is a graduate of the U.S. Military Academy, West Point, New York. He served 33 years in various command and staff positions in the U.S. Army, retiring from active military service as a Major General in 1978. Subsequently he was President of Pacific Architects and Engineers in Los Angeles, California and a Vice President of Frank E. Basil, Inc. in Washington, D.C. Mr. Hunt has a Master of Science degree in civil engineering from the Massachusetts Institute of Technology; a Master of Business Administration degree from the University of Detroit; a Doctor of the University degree from the University of Grenoble, France; and a Doctor of Business Administration degree from George Washington University.

   Douglas E. Kozlay is the co-founder, and was President of the Company from 1983 until March 1993. Mr. Kozlay's principal responsibilities include providing guidance and advice on product architecture to the Chief Executive Officer and performing engineering functions as required. Mr. Kozlay has been a director of the Company since its inception. From 1979 to 1982 Mr. Kozlay served as President of EMAX, Inc., a company which designed and marketed data acquisition and control systems. Previously, Mr. Kozlay has served as a manager of a research and development laboratory for the U.S. National Security Agency and as a design engineer for IBM Corporation. In 1982 Mr. Kozlay was Director of Industrial Automation for EMC Controls.

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

   The Company's By-Laws provide for the election of directors at the annual meeting of shareholders, such directors to hold office until the next annual meeting and until their successors are duly elected and qualified. The By-Laws also provide that the annual meeting of shareholders be held each year at such time, date and place as the Board of Directors shall determine by resolution. The Board of Directors may remove directors at any time for cause and with or without cause by a majority of the votes cast by the shareholders entitled to vote for the election of directors.

   Officers will normally be elected at the annual meeting of the Board of Directors held immediately following the annual meeting of shareholders, to hold office for the term for which elected and until their successors are duly elected and qualified. The Board of Directors may remove officers at any time with or without cause.

   In January 1997, the Company announced the formation of an advisory board aimed at assisting the Company in building shareholder value by facilitating growth. Established as part of an overall strategy to manage and maintain Company expansion, the advisory board works as an integral part of the Company's planning team in conjunction with the Company's executive officers and directors. Former United States Treasury Secretary William E. Simon chairs the advisory board. Other members are Dr. Vinton G. Cerf, MCI WorldCom, Inc.'s Senior Vice President of Internet Architecture and Daniel L. Mosley, a partner in the law firm of Cravath, Swaine & Moore.

   The Company's Certificate of Incorporation contains provisions indemnifying its officers, directors, employees and agents against certain liabilities.

   ITEM 11 - EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the definitive Proxy Statement of the Company, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated herein by reference to the definitive Proxy Statement of the Company, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated herein by reference to the definitive Proxy Statement of the Company, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

                                         PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      1.       The financial statements filed as part of this report are listed separately on the Index To Financial Statements on page 18 of this
                  Form.

         2.       Financial Statement Schedules: Schedule II Valuation and
                  Qualifying Accounts

(b)      Reports on Form 8-K:  None

(c)      Exhibits required by Item 601 of Regulation S-K:

         3A       Articles of Incorporation of Registrant, as filed with the
                  Secretary of State of Delaware on November 1, 1988, as amended on March 6, 1989, May 19, 1989, September 22, 1992, June 30,
                  1995 and October 4, 1995                                                I/B/R(1)

         3B       By-laws of Registrant                                                   I/B/R(2)

         4        Specimen of Common Stock Certificate of Registrant                      I/B/R(2)

         10A      Sublease dated November 2, 1993 for facility at 8029 Corporate
                  Drive, Baltimore, MD.                                                   I/B/R(3)

         10B      Stock Option Plan                                                       I/B/R(4)

         10C      Employment Agreement with Douglas Kozlay                                I/B/R(2)

         10D      Form Employee Non-Disclosure Agreement                                  I/B/R(2)

         10E      Award Contract with United States Department of the Treasury            I/B/R(4)

         10F      Agreement with GTE Government Systems Corporation                       I/B/R(5)

         10G      Agreement and Plan of Merger dated September 30, 1995 with
                  Connective Strategies, Inc.                                             I/B/R(6)

         10H      Employment Agreement with Charles D. Brown                              I/B/R(7)

         10I      Agreement between the Registrant and AT&T International, Inc.
                  for the acquisition of Gretag Data Systems AG                           I/B/R(8)

         10J      Agreement between the Registrant and MCI Telecommunications
                  Corporation                                                             I/B/R(9)

         10K      Employment Agreement between GDS and Dr. Kurt H. Mueller                I/B/R(1)

         10L      Placement Agent Warrant                                                 I/B/R(1)

         10M      Alliance and Joint Marketing Agreement between the Registrant
                  and MCI Telecommunications Corporation                                  I/B/R(11)

         10N      Joint Development and Marketing Agreement between the
                  Registrant and CyberGuard Corporation                                   I/B/R(11)

         10O      Employment Agreement with Anthony Caputo                                I/B/R(11)

         10P      Agreement between the Registrant and Lockheed Martin
                  Corporation Information Systems & Technologies                          I/B/R(10)

         10Q      Agreement between IRE Secure Solutions, Inc. (wholly-owned
                  subsidiary of the Registrant) and Analog Devices, Inc.                  I/B/R(10)

         21       Subsidiaries of Registrant

         27       Financial Data Schedule

------------

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

                                    INFORMATION RESOURCE ENGINEERING, INC.



                                     By:          /s/ ANTHONY A. CAPUTO
                                           -------------------------------------
                                                    Anthony A. Caputo
                                            Chairman, Chief Executive Officer
                                                      and President

   Date:  March 30, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                                        DATE
          ---------                         -----                                        ----

    /s/ ANTHONY A. CAPUTO      Chairman, Chief Executive Officer                      March 30, 1999
-------------------------------and President
      Anthony A. Caputo

    /s/ DAVID A. SKALITZKY     Secretary and Treasurer                                March 30, 1999
-------------------------------(Principal Financial and
      David A. Skalitzky       Accounting Officer)

     /s/ THOMAS A. BROOKS      Director                                               March 30, 1999
-------------------------------
       Thomas A. Brooks

    /s/ DOUGLAS E. KOZLAY      Director                                               March 30, 1999
-------------------------------
      Douglas E. Kozlay

     /s/ IRA A. HUNT, JR.      Director                                               March 30, 1999
-------------------------------
       Ira A. Hunt, Jr.

      /s/ BRUCE R. THAW        Director                                               March 30, 1999
-------------------------------
        Bruce R. Thaw