Form 10-Q
period 1999-03-31
INFORMATION RESOURCE ENGINEERING INC
filed 1999-05-12
CIK 850313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-20634
                     INFORMATION RESOURCE ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

                              --------------------



          Delaware                                   52-1287752
          --------                                   ----------
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of May 6, 1999 was 5,380,524.

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION

   Item 1.      Financial Information


                Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998                           3

                Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)         4

                Consolidated Statements of Stockholders' Equity for the three months ended March 31, 1999 and 1998
                  (unaudited)                                                                                                5

                Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)         6

                Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 1999 and
                  1998 (unaudited)                                                                                           7

                Notes to Consolidated Financial Statements (unaudited)                                                       8

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations                        9

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                                  12

PART II.        OTHER INFORMATION                                                                                           12

   Item 6.      Exhibits and Reports on Form 8-K                                                                            12

SIGNATURES                                                                                                                  13

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                     March 31,        December 31,
                                                                                       1999              1998
                                                                                   -------------     -------------
                                                                                    (unaudited)

                           Assets
                           ------
Current Assets:
        Cash and cash equivalents                                                   $    6,436        $    5,866
        Accounts receivable, net of allowance for doubtful accounts
               of $84 and $87                                                            4,137             4,919
        Inventories                                                                      3,484             3,533
        Prepaid expenses                                                                   647               304
                                                                                   -------------     -------------
               Total current assets                                                     14,704            14,622
Equipment and leasehold improvements, net of accumulated
        depreciation of $1,886 and $1,822                                                1,567             1,556
Computer software development costs, net of accumulated
        amortization of $835 and $748                                                    1,584             1,527
Goodwill, net of accumulated amortization of $410 and $387                                 609               632
Prepaid license fees and other assets                                                      610               604
                                                                                   -------------     -------------
                                                                                    $   19,074        $   18,941
                                                                                   =============     =============

             Liabilities and Stockholders' Equity
             ------------------------------------
Current liabilities:
        Accounts payable                                                            $    1,476        $    1,493
        Accrued expenses                                                                 1,366             1,733
        Advance payments and deferred revenue                                              627               315
                                                                                   -------------     -------------
                               Total liabilities                                         3,469             3,541
                                                                                   -------------     -------------
Stockholders' equity:
        Preferred stock, $.01 par value per share.
               Authorized 500,000 shares, none issued and outstanding                      -                 -
        Common stock, $.01 par value per share.
               Authorized 15,000,000 shares, issued 5,466,527 shares                        55                55
        Additional paid-in capital                                                      31,336            31,042
        Accumulated deficit                                                            (14,433)          (14,621)
        Accumulated other comprehensive income (loss)                                     (915)             (380)
        Treasury stock, at cost, 109,569 shares and 174,000 shares                        (438)             (696)
                                                                                   -------------     -------------
                               Net stockholders' equity                                 15,605            15,400
                                                                                   -------------     -------------
                                                                                    $   19,074        $   18,941
                                                                                   =============     =============

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)


                                                                      Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                    1999              1998
                                                                 ----------        ----------
Revenues                                                          $ 6,005           $ 4,886


Cost of revenues                                                    2,270             2,257
                                                                 ----------        ----------

        Gross profit                                                3,735             2,629
                                                                 ----------        ----------


Research and development expenses                                   1,113               881
Sales and marketing expenses                                        1,822             1,816
General and administrative expense                                    573               509
Amortization of acquired intangible assets                             23                31
                                                                 ----------        ----------
        Total operating expenses                                    3,531             3,237
                                                                 ----------        ----------


        Operating income (loss)                                       204              (608)


Interest income, net                                                   20                99
                                                                 ----------        ----------


        Income (loss) before income taxes                             224              (509)


Income tax expense                                                     36               -
                                                                 ----------        ----------

        Net income (loss)                                         $   188           $  (509)
                                                                 ==========        ==========


Income (loss) per common share - basic and diluted
        Basic                                                     $  0.04           $ (0.09)
                                                                 ==========        ==========
        Diluted                                                   $  0.03           $ (0.09)
                                                                 ==========        ==========

Weighted average number of common shares outstanding:
        Basic                                                       5,292             5,463
        Diluted                                                     5,872             5,463


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)


                                          Common stock        Additional
                                       -------------------     paid-in        Accumulated
                                        Shares     Amount      capital          deficit
                                       --------   --------   ------------    -------------
Three months ended March 31, 1999
---------------------------------

Balance at beginning of
     period                             5,467       $ 55       $ 31,042        $ (14,621)

Stock options exercised                   -          -              254              -

Stock option compensation                 -          -               35              -

Net income                                -          -              -                188

Foreign currency
     translation adjustment               -          -              -                -

Other                                     -          -                5
                                       --------   --------   ------------    -------------
Balance at end of period                5,467       $ 55       $ 31,336        $ (14,433)
                                       ========   ========   ============    =============

                                         Accumulated
                                            other           Treasury stock             Net
                                        comprehensive    --------------------      stockholders'
                                        income (loss)     Shares     Amount           equity
                                       ---------------   --------  ----------     -------------
Three months ended March 31, 1999
---------------------------------

Balance at beginning of
     period                             $      (380)        174      $ (696)         $ 15,574

Stock options exercised                         -           (64)        258               448

Stock option compensation                       -                       -                  35

Net income                                      -                       -                 188

Foreign currency
     translation adjustment                    (535)                    -                (535)

Other                                           -                       -                   5
                                       ---------------   --------   ---------     -------------
Balance at end of period                $      (915)        110      $ (438)         $ 15,715
                                       ===============   ========   =========     =============


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                           -------------------------
                                                                                              1999           1998
                                                                                           ----------     ----------
Cash flows from operating activities:
        Net income (loss)                                                                   $   188        $  (509)
        Adjustments to reconcile net income (loss) to net cash provided by (used in)
               operating activities:
               Depreciation and amortization                                                    212            207
               Amortization of acquired intangible assets                                        23             31
               Stock option compensation                                                         35            -
               Changes in operating assets and liabilities
                     Decrease in accounts receivable                                            641            176
                     (Increase) decrease in inventories                                          70           (183)
                     (Increase) decrease in prepaid expenses                                   (355)            48
                     Increase in accounts payable                                                93            663
                     Decrease in accrued expenses                                              (500)          (391)
                     Increase (decrease) in deferred revenues                                   322           (430)
                     Other                                                                      (10)            16
                                                                                           ----------     ----------
                            Net cash provided by (used in) operating activities                 719           (372)
                                                                                           ----------     ----------

Cash flows from investing activities:
        Purchase of short-term investments                                                      -             (500)
        Sales of short-term investments                                                         -            2,839
        Equipment expenditures                                                                 (146)           (54)
        Additions to computer software development costs                                       (144)          (149)
                                                                                           ----------     ----------
                            Net cash provided by (used in) investing activities                (290)         2,136
                                                                                           ----------     ----------

Cash flows from financing activities:
        Proceeds from exercise of stock options                                                 512              1
        Other                                                                                     5            -
        Payments of long-term debt                                                              -               (5)
                                                                                           ----------     ----------
                            Net cash provided by (used in) financing activities                 517             (4)
                                                                                           ----------     ----------

Effect of exchange rate changes on cash                                                        (376)           (95)
                                                                                           ----------     ----------

Net increase in cash and cash equivalents                                                       570          1,665

Cash and cash equivalents at beginning of period                                              5,866          7,222
                                                                                           ----------     ----------

Cash and cash equivalents at end of period                                                  $ 6,436        $ 8,887
                                                                                           ==========     ==========

Cash paid for:
        Interest expense                                                                    $   -          $   -
                                                                                           ==========     ==========
        Income taxes                                                                        $   -          $   -
                                                                                           ==========     ==========


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (Unaudited - in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                         1999          1998
                                                       --------      ---------
Net income (loss)                                       $  188        $ (509)

Other comprehensive income (loss):
        Foreign currency translation adjustments          (535)         (129)
                                                       --------      ---------
Comprehensive income (loss)                             $ (347)       $ (638)
                                                       ========      =========


          See accompanying notes to consolidated financial statements.

\

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

(2) Inventories

       Inventories consisted of the following at March 31, 1999:

Raw materials                      $ 1,699,000
Finished goods                       1,785,000
                                  -------------
        Total                      $ 3,484,000
                                  =============

(3) Accrued Expenses

       Accrued expenses consisted of the following at March 31, 1999:

Accrued salaries and commissions      $   901,000
Other                                     465,000
                                     -------------
        Total                         $ 1,366,000
                                     =============

(4) Income Taxes

       The income tax expense for the three months ended March 31, 1999 represents current income taxes that will be paid by the Company's Swiss subsidiary.

(5) Income (Loss) Per Common Share

       Basic earning per share ("EPS") is calculated by dividing net income
(loss) by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of basic and diluted EPS is summarized as follows:



                                                            Three Months
           (in thousands)                                  Ended March 31,
           --------------                               --------------------
                                                          1999       1998
                                                        --------   ---------
Net income (loss)                                         $ 188     $ (509)
                                                        ========   =========

Weighted-average common  shares outstanding - basic       5,292      5,463
Effect of dilutive securities-options                       580        -
                                                        --------   ---------
Adjusted weighted avearage common shares
        outstanding - diluted                             5,872      5,463
                                                        ========   =========

(6) Segments of the Company and Related Information

       The Company has two reportable segments: network security products designed and manufactured in the United States ("domestic operations") and network security products designed and manufactured outside the United States ("European operations"). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The domestic operations include some international sales mainly to South America and Asia. Information presented below is as of and for the three months ended March 31, 1999 and 1998, respectively.

          (in thousands)                                             1999
          --------------                    -----------------------------------------------------
                                               Domestic            European
                                              Operations          Operations       Consolidated
                                            ---------------    ----------------   ---------------
Revenues from external customers             $       2,465      $        3,610     $       6,075
Intersegment revenues                                   70                 -                  70
                                            ---------------    ----------------   ---------------
                  Consolidated revenues      $       2,395      $        3,610     $       6,005
                                            ===============    ================   ===============
Operating income (loss)                      $      (1,512)     $        1,716     $         204
Income (loss) before income taxes                   (1,497)              1,721               224
Depreciation and amortization                          197                  38               235
Segment assets                                       9,794               9,280            19,074

                                                                     1998
                                            -----------------------------------------------------
                                               Domestic            European
                                              Operations          Operations       Consolidated
                                            ---------------    ----------------   ---------------
Revenues from external customers             $       3,259      $        1,627     $       4,886
Intersegment revenues                                  -                   -                 -
                                            ---------------    ----------------   ---------------
                  Consolidated revenues      $       3,259      $        1,627     $       4,886
                                            ===============    ================   ===============
Operating income (loss)                      $        (901)     $          293     $        (608)
Income (loss) before income taxes                     (804)                295              (509)
Depreciation and amortization                          199                  39               238
Segment assets                                      15,618               5,123            20,741

GEOGRAPHIC INFORMATION

                                                       Revenues                     Long-Lived Assets
                                            ------------------------------   ------------------------------
                                                1999             1998            1999             1998
                                            -------------    -------------   -------------   --------------
United States                                $     2,222      $     2,788     $     2,976     $      2,906
Switzerland                                        2,503            1,276             784              998
Other foreign countries                            1,280              822             -                -
                                            -------------    -------------   -------------   --------------
                  Total                      $     6,005      $     4,886     $     3,760     $      3,904
                                            =============    =============   =============   ==============

       In 1999, one commercial client of the European operations accounted for 21% of the Company's consolidated revenues. In 1998, three commercial clients of the domestic operations and one commercial client of the European operations accounted for 34% and 10%, respectively, of the Company's consolidated revenues.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

       Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic agreements with original equipment manufactures, sufficient cash flow to support the Company's liquidity requirements, and other competitive factors leading to a decrease in anticipated revenues and gross profit margins, product development expenses and Year 2000 issues.

                                    OVERVIEW

       The Company designs, manufactures and markets enterprise network security technology and systems that enable the deployment of secure Virtual Private Network ("VPN") solutions over the Internet and other shared public networks. The Company's technology and products are used in VPN and electronic commerce applications by financial institutions, government agencies, large corporations, telecommunication and Internet service providers to secure data transmissions on private and public computer networks, such as the Internet. The Company's Swiss subsidiary designs manufactures and markets cryptographic equipment primarily in Switzerland and Europe.

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

       While Management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including new product offerings such as its SafeNet products for the Internet and the SafeNet/Security Center(TM), a high performance workstation, which automatically manages SafeNet products and the development of integrated circuits for the original equipment manufacturer market. Management believes that growth in the market for products that provide secure remote access to computer networks requires the Company to increase its investment in development, sales and marketing activities to allow the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

                      RESULTS OF OPERATIONS OF THE COMPANY

       The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

                                                    Three Months
                                                   Ended March 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------
Revenues                                            100 %       100 %
Cost of revenues                                     38          46
                                                --------    --------
        Gross profit                                 62          54
                                                --------    --------
Research and development expenses                    19          18
Sales and marketing expenses                         30          37
General and administrative expenses                   9          10
Amortization of acquired intangible assets          -             1
                                                --------    --------
        Total operating expenses                     58          66
                                                --------    --------
        Operating income (loss)                       4         (12)
Interest income, net                                -             2
                                                --------    --------
        Income (loss) before income taxes             4         (10)
Income tax expense                                    1         -
                                                --------    --------
        Net income (loss)                             3 %       (10)%
                                                ========    ========

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

Three Months ended March 31, 1999 compared to Three Months ended March 31, 1998

       Revenues increased 23%, or $1,119,000, to $6,005,000 for the three months ended March 31, 1999, from $4,886,000 in 1998. The European operations' revenues increased $1,983,000 as a result of the delivery of large quantities of the Company's products to several financial institutions in Europe. Revenues from the domestic operations declined $794,000 due mainly to reduced product sales in South America and Asia and a reduction in "legacy" product sales that was not fully offset by SafeNet product sales.

       Gross margin increased to 62% for the three months ended March 31, 1999, from 54% in 1998. The improvement was due to higher margins on products in the European operations as a result of changes in product mix. The gross profit margin for the domestic operations decreased due to a decline in product development margins.

       Research and development expenses increased 26%, or $232,000, to $1,113,000 for the three months ended March 31, 1999, from $881,000 in 1998. The increase is primarily attributable to increased personnel related costs and increased outside engineering expenses related to the Company's integrated circuit development projects in the domestic operations. As a percentage of revenues, the expenses were 19% and 18% in 1999 and 1998, respectively.

       Sales and marketing expenses increased slightly to $1,822,000 for the three months ended March 31, 1999, from $1,816,000 in 1998. As a percentage of revenues, the expenses were 30% and 37% in 1999 and 1998, respectively.

       General and administrative expenses increased 13%, or $64,000, to $573,000 for the three months ended March 31, 1999, from $509,000 in 1998. The increased use of consultants by the domestic operations caused the increase. As a percentage of revenues, the expenses were 9% and 10% of revenues in 1999 and 1998, respectively.

       The 1999 income tax expense of $36,000 was for estimated taxes on the income of the European operations that had no income tax liability in 1998. The Company had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax asset has been established since the Company's ability to use the United States net operating loss is dependent upon future taxable income.

       The Company had net income of $188,000 for the three months ended March 31, 1999 compared to a net loss of $509,000 for the same period in 1998. The diluted income per common share was $0.03 in 1999 compared to a loss per common share of $0.09 in 1998.

                 LIQUIDITY AND FINANCIAL POSITION OF THE COMPANY

       The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. At March 31, 1999, the Company had working capital of $11,235,000 including cash and cash equivalents of $6,436,000.

       Significant sources of cash for the Company in 1999 included $719,000 from operating activities and $512,000 from the exercise of stock options.

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

       The Company has reviewed its information systems and its non-information systems, which include telephone and security systems, and believes that they are substantially in compliance with Year 2000 requirements and that any remedial efforts and incremental costs to complete this process will not have a material impact on its operations or financial results. It is expected that the Company will have any required remediation, testing, and contingency plans completed by June 30, 1999.

       As part of the program of the task force, communications have been initiated with key suppliers and customers to determine the extent to which the Company is vulnerable to such parties' failure to remediate Year 2000 issues. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to implement the infrastructure needed to conduct trusted and secure communications and commerce over information networks or to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results, financial condition, and results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of March 31, 1999, the Company's investment in its Swiss subsidiary was approximately $7,674,000. A 10% change in the average Swiss Franc exchange rate for the three months ended March 31, 1999 would have changed the Company's reported earnings for the three months by approximately $171,000. A 10% change in the March 31, 1999 Swiss Franc exchange rate would have changed the Company's reported currency translation adjustment for three months ended March 31, 1999 by approximately $824,000.

       At March 31, 1999, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.

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


                     INFORMATION RESOURCE ENGINEERING, INC.


May 11, 1999                      /s/ Anthony A. Caputo
                                 ----------------------
                                 ANTHONY A. CAPUTO
                                 Chairman, President and Chief Executive Officer


May 11, 1999                      /s/ David A. Skalitzky
                                 -----------------------
                                 DAVID A. SKALITZKY
                                 Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)