Form 10-Q
period 1999-06-30
INFORMATION RESOURCE ENGINEERING INC
filed 1999-08-10
CIK 850313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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

                                  410-931-7500
                         -------------------------------
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of August 5, 1999 was 5,515,955.

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION
   Item 1.     Financial Information

               Consolidated Balance Sheets as of June 30, 1999
                  (unaudited) and December 31, 1998                               3

               Consolidated Statements of Operations for the three
                  months and six months ended June 30, 1999 and
                  1998 (unaudited)                                                4

               Consolidated Statement of Stockholders' Equity for
                  the six months ended June 30, 1999 (unaudited)                  5

               Consolidated Statements of Cash Flows for the six
                  months ended June 30, 1999 and 1998 (unaudited)                 6

               Consolidated Statements of Comprehensive Income (Loss) for the
                  three months and six months ended June 30, 1999 and 1998
                  (unaudited)                                                     7

               Notes to Consolidated Financial Statements
                  (unaudited)                                                     8

   Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            10

   Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                                    13

PART II.       OTHER INFORMATION                                                 13

   Item 2.     Changes in Securities and Use of Proceeds                         13

   Item 6.     Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                       14

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                       June 30,       December 31,
                                                                         1999            1998
                                                                     -----------     -------------
                                                                     (unaudited)
                                     Assets
                                     ------
Current Assets:
     Cash and cash equivalents                                         $ 5,880           $ 5,866
     Accounts receivable, net of allowance for
        doubtful accounts of $82 and $87                                 4,904             4,919
     Inventories                                                         3,285             3,533
     Prepaid expenses                                                      437               304
                                                                      --------          --------
        Total current assets                                            14,506            14,622
Equipment and leasehold improvements, net of accumulated
     depreciation of $2,005 and $1,822                                   1,569             1,556
Computer software development costs, net of accumulated
     amortization of $923 and $748                                       1,643             1,527
Goodwill, net of accumulated amortization of $434 and $387                 586               632
Prepaid license fees and other assets                                      630               604
                                                                      --------          --------
                                                                      $ 18,934          $ 18,941
                                                                      ========          ========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable                                                  $ 1,161           $ 1,493
     Accrued expenses                                                    1,581             1,733
     Advance payments and deferred revenue                                 574               315
                                                                      --------          --------
                Total liabilities                                        3,316             3,541
                                                                      --------          --------
Stockholders' equity:
     Preferred stock, $.01 par value per share.
        Authorized 500,000 shares, none issued and outstanding               -                 -
     Common stock, $.01 par value per share.
        Authorized 15,000,000 shares, issued 5,507,577 shares               55                55
        and 5,466,527 shares
     Additional paid-in capital                                         32,264            31,042
     Accumulated deficit                                               (15,447)          (14,621)
     Accumulated other comprehensive loss                               (1,223)             (380)
     Treasury stock, at cost, 8,038 shares and 174,000 shares              (31)             (696)
                                                                      --------          --------
                Net stockholders' equity                                15,618            15,400
                                                                      --------          --------
                                                                      $ 18,934          $ 18,941
                                                                      ========          ========



          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)


                                                      Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                  -------------------------        -------------------------
                                                     1999             1998            1999            1998
                                                  --------         --------        ---------       ---------
Revenues                                          $  4,631         $  4,405         $ 10,636        $  9,291

Cost of revenues                                     1,454            1,842            3,724           4,097
                                                  --------         --------         --------        --------
     Gross profit                                    3,177            2,563            6,912           5,194
                                                  --------         --------         --------        --------
Research and development expenses                    1,602            1,120            2,715           2,002
Sales and marketing expenses                         1,789            1,823            3,611           3,640
General and administrative expense                     559              886            1,132           1,395
Amortization of acquired intangible assets              23               31               46              61
                                                  --------         --------         --------        --------
     Total operating expenses                        3,973            3,860            7,504           7,098
                                                  --------         --------         --------        --------

     Operating loss                                   (796)          (1,297)            (592)         (1,904)

Interest income, net                                    26               78               46             177
                                                  --------         --------         --------        --------


     Loss before income taxes                         (770)          (1,219)            (546)         (1,727)

Income tax expense                                     244                -              280               -
                                                  --------         --------         --------        --------

     Net loss                                     $ (1,014)        $ (1,219)        $   (826)       $ (1,727)
                                                  ========         ========         ========        ========

Loss per common share - basic and diluted          $ (0.19)        $  (0.22)         $ (0.15)       $  (0.32)
                                                  ========         ========         ========        ========

Weighted average number of common shares
     outstanding - basic and diluted                 5,405            5,465            5,359           5,464
                                                  ========         ========         ========        ========



          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)

                                                                                  Accumulated
                                      Common stock    Additional                     other
                                     --------------    paid-in    Accumulated    comprehensive
                                     Shares  Amount    capital      deficit      income (loss)
                                     ------  ------   ----------  -----------    -------------
Six months ended June 30, 1999
------------------------------
Balance at beginning of
   period                            5,467     $ 55   $ 31,042     $ (14,621)          $ (380)

Stock options exercised                 18        -        756             -                -

Placement agent
   warrants exercised                   23        -        392             -                -

Stock option compensation                -        -         69             -                -

Net loss                                 -        -          -          (826)               -

Foreign currency
   translation adjustment                -        -          -             -             (843)
Other                                    -        -          5             -                -
                                     ------  -------  --------     ----------      -----------
Balance at end of period             5,508   $   55   $ 32,264     $ (15,447)        $ (1,223)
                                     ======  =======  ========     ==========      ===========

                                           Treasury stock           Net
                                          ---------------       stockholders'
                                          Shares   Amount          equity
                                         -----------------      -------------
Six months ended June 30, 1999
------------------------------
Balance at beginning of
   period                                 174     $ (696)       $ 15,400

Stock options exercised                  (166)       665           1,421

Placement agent
   warrants exercised                       -          -             392

Stock option compensation                   -          -              69

Net loss                                    -          -            (826)

Foreign currency
   translation adjustment                   -          -            (843)
Other                                       -          -               5
                                       -------   ---------     ----------
Balance at end of period                    8      $ (31)       $ 15,618
                                       =======   =========     ==========

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                         -----------------------
                                                                           1999           1998
                                                                         ---------     ---------
Cash flows from operating activities:
     Net loss                                                             $ (826)     $ (1,727)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                        434           411
        Amortization of acquired intangible assets                            46            61
        Stock option compensation                                             69             -
        Changes in operating assets and liabilities
           Increase in accounts receivable                                  (207)       (1,480)
           (Increase) decrease in inventories                                 62          (938)
           (Increase) decrease in prepaid expenses                          (145)           28
           Increase (decrease) in accounts payable                          (283)          619
           Decrease in accrued expenses                                      (35)         (389)
           Increase (decrease) in deferred revenues                          268          (171)
           Other                                                             (32)           18
                                                                         --------      --------
               Net cash used in operating activities                        (649)       (3,568)
                                                                         --------      --------

Cash flows from investing activities:
     Purchase of short-term investments                                        -          (500)
     Sales of short-term investments                                           -         2,339
     Equipment expenditures                                                 (291)         (170)
     Additions to computer software development costs                       (290)         (244)
                                                                         --------      --------
               Net cash provided by (used in) investing activities          (581)        1,425
                                                                         --------      --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                               1,421             9
     Proceeds from exercise of warrants                                      392             -
     Other                                                                     5             -
     Payments of long-term debt                                                -           (10)
                                                                         --------      --------
               Net cash provided by (used in) financing activities         1,818            (1)
                                                                         --------      --------

Effect of exchange rate changes on cash                                     (574)          (78)

Net increase (decrease) in cash and cash equivalents                          14        (2,222)

Cash and cash equivalents at beginning of period                           5,866         7,222
                                                                         --------      --------
Cash and cash equivalents at end of period                               $ 5,880       $ 5,000
                                                                         ========      ========

Cash paid for:
     Interest expense                                                    $     -       $     1
                                                                         ========      ========
     Income taxes                                                        $     -       $     -
                                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (Unaudited - in thousands)



                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                 -----------------------          ---------------------
                                                   1999           1998              1999         1998
                                                 ---------     ---------          --------     --------
Net loss                                         $ (1,014)     $ (1,219)          $  (826)    $ (1,727)
Other comprehensive income (loss):
     Foreign currency translation adjustments        (308)            3              (843)        (126)
                                                 =========     =========          ========     ========
Comprehensive loss                               $ (1,322)     $ (1,216)          $(1,669)    $ (1,853)
                                                 =========     =========          ========     ========


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

(2)  Inventories



Inventories consisted of the following:

                                          As of
                               ---------------------------
                                 June 30,     December 31,
                                   1999          1998
                               -----------    -----------
Raw materials                  $ 1,492,000    $ 1,778,000
Finished goods                   1,793,000      1,755,000
                               -----------    -----------
     Total                     $ 3,285,000    $ 3,533,000
                               ===========    ===========

(3)  Accrued Expenses


Accrued expenses consisted of the following:

                                                   As of
                                      ---------------------------
                                       June 30,      December 31,
                                         1999           1998
                                      ----------     -----------
Accrued salaries and commissions       $ 775,000     $1,050,000
Current income taxes                     370,000        319,000
Other                                    436,000        364,000
                                      ==========     ===========
     Total                            $1,581,000     $ 1,733,000
                                      ==========     ===========

(4)  Income Taxes

      The income tax expense for the three months and the six months ended June 30, 1999 represents current income taxes that will be paid by the Company's Swiss subsidiary.

(5)  Segments of the Company and Related Information

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

                                                              Three Months              Six Months
                 (in thousands)                               Ended June 30,           Ended June 30,
                                                              --------------           --------------
                                                           1999         1998         1999         1998
                                                        --------     --------     --------     --------
Revenues from external customers:
    Domestic operations                                 $  2,842     $  2,508     $  5,237     $  5,767
    European operations                                    1,789        1,897        5,399        3,524
                                                        --------     --------     --------     --------
      Consolidated revenues                             $  4,631     $  4,405     $ 10,636     $  9,291
                                                        ========     ========     ========     ========
Operating income (loss):
    Domestic operations                                 $ (1,355)    $ (1,378)    $ (2,867)    $ (2,279)
    European operations                                      559           82        2,275          375
                                                        --------     --------     --------     --------
      Consolidated operating income (loss)              $   (796)    $ (1,296)    $   (592)    $ (1,904)
                                                        ========     ========     ========     ========

Income (loss) before income taxes:
    Domestic operations                                 $ (1,340)    $ (1,306)    $ (2,837)    $ (2,110)
    European operations                                      570           88        2,291          383
                                                        --------     --------     --------     --------
      Consolidated income (loss) before income taxes    $   (770)    $ (1,218)    $   (546)    $ (1,727)
                                                        ========     ========     ========     ========
Depreciation and amortization:
    Domestic operations                                 $    208     $    196     $    405     $    395
    European operations                                       37           38           75           77
                                                        --------     --------     --------     --------
      Consolidated depreciation and amortization        $    245     $    234     $    480     $    472
                                                        ========     ========     ========     ========

GEOGRAPHIC INFORMATION
Revenues:
    United States                                       $  2,638     $  2,224     $  4,860     $  5,012
    Switzerland                                              727          966        3,230        2,242
    Other foreign countries                                1,266        1,215        2,546        2,037
                                                        --------     --------     --------     --------
      Consolidated revenues                             $  4,631     $  4,405     $ 10,636     $  9,291
                                                        ========     ========     ========     ========

                                                                                           As of
                                                                                  ---------------------
                                                                                  June 30,     December
                                                                                    1999       31, 1998
                                                                                  -------      --------
Segment assets:
    Domestic operations                                                           $11,118       $14,170
    European operations                                                             7,816         5,590
                                                                                  -------       -------
      Consolidated segment assets                                                 $18,934       $19,760
                                                                                  =======       =======
Long-lived assets:
    United States                                                                 $ 3,037       $ 2,911
    Switzerland                                                                       760           967
    Other foreign countries                                                             -             -
                                                                                  -------       -------
      Consolidated long-lived assets                                              $ 3,797       $ 3,878
                                                                                  =======       =======

      In the six months ended June 30, 1999, one commercial client of the European operations and one commercial client of the domestic operations accounted for 15% and 11%, respectively, of the Company's consolidated revenues. In the same period of 1998, one commercial client of the European operations accounted for 16% of the Company's consolidated revenues.

(6)  Income (Loss) Per Common Share

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

                                                               Three Months                   Six Months
                   (in thousands)                              Ended June 30,                Ended June 30,
                                                          -----------------------       -----------------------
                                                             1999          1998           1999           1998
                                                          ----------  -----------       ----------  -----------
Net loss                                                  $(1,014)       $(1,219)       $  (826)       $(1,727)
                                                          =======        =======        =======        =======

Weighted-average common  shares outstanding - basic         5,405          5,465          5,359          5,464
Effect of dilutive securities-options                           -              -              -              -
                                                          -------        -------        -------        -------
Adjusted weighted average common shares
     outstanding - diluted                                  5,405          5,465          5,359          5,464
                                                          =======        =======        =======        =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic agreements with original equipment manufacturers ("OEM"), sufficient cash flow to support the Company's liquidity requirements, and other competitive factors leading to a decrease in anticipated revenues and gross profit margins, product development expenses and Year 2000 issues.

                                    OVERVIEW

      The Company designs, manufactures and markets enterprise network security technology and systems that enable the deployment of secure Virtual Private Network ("VPN") solutions over the Internet and other shared public networks. The Company's technology and products are used in VPN and electronic commerce applications by financial institutions, government agencies, large corporations, telecommunication and Internet service providers to secure data transmissions on private and public computer networks, such as the Internet. The Company's Swiss subsidiary designs, manufactures and markets cryptographic equipment primarily in Switzerland and Europe.

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

      While Management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including new product offerings such as its SafeNet products for the Internet and the SafeNet/Security Center(TM), a high performance workstation, which automatically manages SafeNet products and the development of integrated circuits for the OEM market. Management believes that growth in the market for products that provide secure remote access to computer networks requires the Company to increase its investment in development, sales and marketing activities to allow the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

                      RESULTS OF OPERATIONS OF THE COMPANY

      The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.


                                                          Three Months                    Six Months
                                                         Ended June 30,                Ended June 30,
                                                 --------------------------   ----------------------------
                                                    1999           1998           1999           1998
                                                 ------------   -----------   -------------  -------------
Revenues                                                 100 %         100 %           100 %          100 %
Cost of revenues                                          31            42              35             44
                                                 ------------   -----------   -------------  -------------
     Gross profit                                         69            58              65             56
                                                 ------------   -----------   -------------  -------------
Research and development expenses                         35            25              25             22
Sales and marketing expenses                              40            42              34             39
General and administrative expenses                       12            20              11             15
Amortization of acquired intangible assets                 -             1               -              1
                                                 ------------   -----------   -------------  -------------
     Total operating expenses                             87            88              70             77
                                                 ------------   -----------   -------------  -------------
     Operating loss                                      (18)          (30)             (5)           (21)
Interest income, net                                       1             2               -              2
                                                 ------------   -----------   -------------  -------------
     Loss before income taxes                            (17)          (28)             (5)           (19)
Income tax expense                                         5             -               3              -
                                                 ------------   -----------   -------------  -------------
     Net loss                                            (22)%         (28)%            (8)%          (19)%
                                                 ============   ===========   =============  =============

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

Six Months ended June 30, 1999 compared to Six Months ended June 30, 1998

      Revenues increased 14%, or $1,345,000, to $10,636,000 for the six months ended June 30, 1999, from $9,291,000 in 1998. The European operations' revenues increased $1,875,000 as a result of product shipments to several financial institutions in Europe. Revenues from the domestic operations declined $530,000. A $750,000 increase in OEM licensing revenues was offset by a $515,000 decline in development revenues from OEM contracts. Revenue from product sales declined $765,000 due to a reduction in legacy product shipments that was not offset by increased SafeNet product shipments.

      Gross margin increased to 65% for the six months ended June 30, 1999, from 56% in 1998. The gross profit margin for the European operations increased 16% due to changes in product mix. The gross profit margin for the domestic operations increased 3% due to the replacement of hardware products with software products and of development revenues with licensing revenues.

      Research and development expenses increased 36%, or $713,000, to $2,715,000 for the six months ended June 30, 1999, from $2,002,000 in 1998. The increase is primarily attributable to increased personnel costs related to the Company's development projects in the domestic operations.

      General and administrative expenses decreased 19%, or $263,000, to $1,132,000 for the six months ended June 30, 1999, from $1,395,000 in 1998. The primary reason for the decrease were the professional fees, mailing fees and printing costs and other expenses related to an extended, contested and litigated proxy solicitation process in 1998 for the election of directors. At the conclusion of the proxy contest, the Company's shareholders voted, by a wide margin, for the incumbent directors. The expenses associated with that process were $316,000. Stock option compensation expense of $69,000 was incurred in 1999.

      The 1999 income tax expense of $280,000 was for estimated taxes on the income of the European operations that had no income tax liability in 1998. The Company had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax asset has been established since the Company's ability to use the United States net operating loss is dependent upon future taxable income.

      The Company had a net loss of $826,000 for the six months ended June 30, 1999 compared to a net loss of $1,727,000 for the same period in 1998. The diluted loss per common share was $0.15 in 1999 compared to a loss per common share of $0.32 in 1998.

Three Months ended June 30, 1999 compared to Three Months ended June 30, 1998

      Revenues increased 5%, or $226,000, to $4,631,000 for the three months ended June 30, 1999, from $4,405,000 in 1998. The European operations' revenues decreased $108,000 mainly as a result of a lower average Swiss franc conversion rate in 1999. Revenues from the domestic operations increased $334,000. A $700,000 increase in OEM licensing revenues was offset by a $469,000 decline in development revenues from OEM contracts. Revenue from product sales increased $103,000 due to increased SafeNet product shipments.

      Gross margin increased to 69% for the three months ended June 30, 1999, from 58% in 1998. The gross profit margin for the European operations increased 18% due to changes in product mix. The gross profit margin for the domestic operations increased 4% due to the replacement of hardware products with software products and of development revenues with licensing revenues.

      Research and development expenses increased 43%, or $482,000, to $1,602,000 for the three months ended June 30, 1999, from $1,120,000 in 1998.
The increase is primarily attributable to increased personnel costs related to the Company's development projects in the domestic operations.

      General and administrative expenses decreased 37%, or $327,000, to $559,000 for the three months ended June 30, 1999, from $886,000 in 1998. The primary reason for the decrease were the professional fees, mailing fees and printing costs and other expenses related to the proxy contest. The expenses associated with the proxy contest were $316,000. Stock option compensation expense of $34,000 was incurred in 1999.

      The 1999 income tax expense of $244,000 was for estimated taxes on the income of the European operations that had no income tax liability in 1998. The Company had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax asset has been established since the Company's ability to use the United States net operating loss is dependent upon future taxable income.

      The Company had a net loss of $1,014,000 for the three months ended June 30, 1999 compared to a net loss of $1,219,000 for the same period in 1998. The diluted loss per common share was $0.19 in 1999 compared to a loss per common share of $0.22 in 1998.

                 LIQUIDITY AND FINANCIAL POSITION OF THE COMPANY

      The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. At June 30, 1999, the Company had working capital of $11,190,000 including cash and cash equivalents of $5,880,000.

      The significant source of cash for the Company in 1999 was $1,813,000 from the exercise of stock options and warrants. Significant uses of the Company's financial resources in 1999 included $649,000 in operating activities and $581,000 for equipment expenditures and additions to computer software development costs.

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

      The Company has reviewed its information systems and its non-information systems, which include telephone and security systems, and believes that they are substantially in compliance with Year 2000 requirements and that any remedial efforts and incremental costs to complete this process will not have a material impact on its operations or financial results. While a small amount of testing and contingency planning has not been completed, we expect this to be completed in the next 90 days.

      As part of the program of the task force, communications have been initiated with key suppliers and customers to determine the extent to which the Company is vulnerable to such parties' failure to remediate Year 2000 issues. No critical third party vendor has indicated that it will not be year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to implement the infrastructure needed to conduct trusted and secure communications and commerce over information networks or to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results, financial condition, and results of operations.

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

                         CHANGE IN ACCOUNTING STANDARDS

      In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at fair value. Adoption of SFAS No. 133 is required for the fiscal year 2001 and is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of June 30, 1999, the Company's investment in its Swiss subsidiary was approximately $6,388,000. A 10% change in the average Swiss Franc exchange rate for the six months ended June 30, 1999 would have changed the Company's reported earnings for the six months by approximately $207,000. A 10% change in the June 30, 1999 Swiss Franc exchange rate would have changed the Company's reported currency translation adjustment for six months ended June 30, 1999 by approximately $825,000.

      At June 30, 1999, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On June 10, 1999, a holder of a placement agent warrant issued in November 1995 exercised the warrant to purchase 23,050 shares of our Common Stock. The aggregate proceeds to the Company were $391,850. The holder of this warrant has exercised his demand registration right to have the Company file with the Securities and Exchange Commission a registration statement on Form S-3 relating to the Common Stock underlying the warrants. The Company is in the process of preparing a registration statement. The other two holders of the placement warrants have not exercised their right to purchase remaining 6,950 shares of Common Stock at $17.00 per share.

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


                                    INFORMATION RESOURCE ENGINEERING, INC.



August 9, 1999                       /s/ Anthony A. Caputo
                                    ----------------------------------
                                    ANTHONY A. CAPUTO
                                    Chairman, President and
                                    Chief Executive Officer


August 9, 1999                       /s/ Carole D. Argo
                                    ----------------------------------
                                    Carole D. Argo
                                    Senior Vice President, Chief
                                    Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)