Form 10-Q
period 1999-09-30
INFORMATION RESOURCE ENGINEERING INC
filed 1999-10-29
CIK 850313

                                      UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

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

                    8029 Corporate Drive, Baltimore, MD 21236
                    -----------------------------------------
                     (Address of principal executive office)

                                  410-931-7500
                                  ------------
                         (Registrant's telephone number)

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of October 26, 1999 was 5,532,818.

                                TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION

   Item 1.      Financial Information

                Consolidated Balance Sheets as of September 30, 1999                   3
                   (unaudited) and December 31, 1998

                Consolidated Statements of Operations for the three                    4
                   months and nine months ended September 30, 1999 and
                   1998 (unaudited)

                Consolidated Statement of Stockholders' Equity for the                 5
                   nine months ended September 30, 1999 (unaudited)

                Consolidated Statements of Cash Flows for the nine                     6
                   months ended September 30, 1999 and 1998 (unaudited)

                Consolidated Statements of Comprehensive Income (Loss) for the         7
                   three months and nine months ended September 30, 1999 and
                   1998 (unaudited)

                Notes to Consolidated Financial Statements (unaudited)                 8

   Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                10

   Item 3.      Quantitative and Qualitative Disclosures About Market
                   Risk                                                               13

PART II.        OTHER INFORMATION                                                     14

   Item 2.      Changes in Securities and Use of Proceeds                             14

   Item 6.      Exhibits and Reports on Form 8-K                                      15

SIGNATURES                                                                            15

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    September 30,             December 31,
                                                                                         1999                     1998
                                                                                 ---------------------    ---------------------
                                                                                     (unaudited)

                               Assets
                               ------
Current Assets:

        Cash and cash equivalents                                                             $ 7,175                  $ 5,866
        Accounts receivable, net of allowance for doubtful accounts
               of $283 and $87                                                                  3,036                    4,919
        Inventories                                                                             3,216                    3,533
        Prepaid expenses                                                                          302                      304
                                                                                 ---------------------    ---------------------
               Total current assets                                                            13,729                   14,622
Equipment and leasehold improvements, net of accumulated
        depreciation of $2,217 and $1,822                                                       1,462                    1,556
Computer software development costs, net of accumulated
        amortization of $1,064 and $748                                                         1,646                    1,527
Goodwill, net of accumulated amortization of $457 and $387                                        563                      632
Prepaid license fees and other assets                                                             620                      604
                                                                                 ---------------------    ---------------------
                                                                                             $ 18,020                 $ 18,941
                                                                                 =====================    =====================

             Liabilities and Stockholders' Equity
             ------------------------------------

Current liabilities:

        Accounts payable                                                                      $ 1,212                  $ 1,493
        Accrued expenses                                                                        1,815                    1,733
        Advance payments and deferred revenue                                                     499                      315
                                                                                 ---------------------    ---------------------
                               Total liabilities                                                3,526                    3,541
                                                                                 ---------------------    ---------------------
Stockholders' equity:

        Preferred stock, $.01 par value per share.

               Authorized 500 shares, none issued and outstanding                                   -                        -
        Common stock, $.01 par value per share.
               Authorized 15,000 shares, issued 5,524 shares

               and 5,467 shares                                                                    55                       55
        Additional paid-in capital                                                             32,418                   31,042
        Accumulated deficit                                                                   (17,039)                 (14,621)
        Accumulated other comprehensive loss                                                     (937)                    (380)
        Treasury stock, at cost, 1 shares and 174 shares                                           (3)                    (696)
                                                                                 ---------------------    ---------------------
                               Net stockholders' equity                                        14,494                   15,400
                                                                                 ---------------------    ---------------------
                                                                                             $ 18,020                 $ 18,941
                                                                                 =====================    =====================


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)

                                                                    Three Months Ended                     Nine Months Ended
                                                                        September 30,                         September 30,
                                                            ------------------------------------   -------------------------------
                                                                  1999               1998                1999               1998
                                                            -----------------   ----------------   -----------------   -----------
Revenues                                                        $ 3,783                 $ 6,809            $ 14,420      $ 16,099

Cost of revenues                                                  1,476                   2,941               5,200         7,040
                                                            ------------             -----------   -----------------   -----------

        Gross profit                                              2,307                   3,868               9,220         9,059
                                                            ------------             -----------   -----------------   -----------

Research and development expenses                                 1,650                   1,236               4,365         3,238
Sales and marketing expenses                                      1,434                   1,818               5,045         5,458
General and administrative expense                                  868                     631               2,000         2,026
Recovery of CyberGuard advance                                     (238)                      -                (238)            -
Amortization of acquired intangible assets                           23                      31                  69            92
                                                            ------------             -----------   -----------------   -----------
        Total operating expenses                                  3,737                   3,716              11,241        10,814
                                                            ------------             -----------   -----------------   -----------

        Operating income (loss)                                  (1,430)                    152              (2,021)       (1,755)

Interest income, net                                                 25                      53                  71           231
                                                            ------------             -----------   -----------------   -----------

        Income (loss) before income taxes                        (1,405)                    205              (1,950)       (1,524)

Income tax expense                                                  188                     150                 468           150
                                                            ------------             -----------   -----------------   -----------

        Net income (loss)                                      $ (1,593)                 $   55            $ (2,418)     $ (1,674)
                                                            ============             ===========   =================   ===========

Income (loss) per common share - basic and diluted             $  (0.29)                 $ 0.01            $  (0.45)     $  (0.31)
                                                            ============             ===========   =================   ===========

Weighted average number of common shares outstanding

        Basic                                                     5,514                   5,415               5,411         5,448
        Diluted                                                   5,514                   5,431               5,411         5,448


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1999
                           (Unaudited - in thousands)

                                                 Common stock             Additional
                                           --------------------------      paid-in           Accumulated
                                             Shares        Amount          capital             deficit
                                           -----------  -------------  -----------------  -------------------
Balance at beginning of
     period                                   5,467           $ 55           $ 31,042            $ (14,621)

Stock options exercised                          34              -                875                    -

Placement agent
     warrants exercised                          23              -                392                    -

Stock option compensation                         -              -                104                    -

Net loss                                          -              -                  -               (2,418)

Foreign currency
     translation adjustment                       -              -                  -                    -

Other                                             -              -                  5                    -

                                         -----------  -------------  -----------------  -------------------
Balance at end of period                      5,524           $ 55           $ 32,418            $ (17,039)
                                         ===========  =============  =================  ===================

                                                Accumulated
                                                   other                                                       Net
                                               comprehensive                  Treasury stock              stockholders'
                                               income (loss)              Shares          Amount              equity
                                           -----------------------    ---------------  --------------  ---------------------
Balance at beginning of
     period                                              $ (380)             174          $ (696)              $ 15,400

Stock options exercised                                       -             (173)            693                  1,568

Placement agent
     warrants exercised                                       -                -               -                    392

Stock option compensation                                     -                -               -                    104

Net loss                                                      -                -               -                 (2,418)

Foreign currency
     translation adjustment                                (557)               -               -                   (557)

Other                                                         -                -               -                      5

                                         -----------------------  ---------------  --------------  ---------------------
Balance at end of period                                 $ (937)               1            $ (3)              $ 14,494
                                         =======================  ===============  ==============  =====================


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                   --------------------------------
                                                                                                      1999              1998
                                                                                                   --------------   ---------------
Cash flows from operating activities:
        Net loss                                                                                        $ (2,418)         $ (1,674)
        Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
               Depreciation and amortization                                                                 775               626
               Amortization of acquired intangible assets                                                     69                92
               Stock option compensation                                                                     104                 -
               Changes in operating assets and liabilities
                     Decrease (increase) in accounts receivable                                            1,745            (1,728)
                     Decrease (increase) in inventories                                                      183              (735)
                     Decrease (increase) in prepaid expenses                                                   1               (56)
                     (Decrease) increase in accounts payable                                                (242)              668
                     Increase in accrued expenses                                                            160                89
                     Increase (decrease) in deferred revenues                                                185               (92)
                     Other                                                                                   (21)               21
                                                                                                   --------------   ---------------
                            Net cash provided by (used in) operating activities                              541            (2,789)
                                                                                                   --------------   ---------------

Cash flows from investing activities:
        Purchase of short-term investments                                                                     -              (500)
        Sales of short-term investments                                                                        -             2,839
        Equipment expenditures                                                                              (377)             (336)
        Additions to computer software development costs                                                    (436)             (383)
                                                                                                   --------------   ---------------
                            Net cash provided by  (used in) investing activities                            (813)            1,620
                                                                                                   --------------   ---------------

Cash flows from financing activities:
        Proceeds from exercise of stock options                                                            1,568                 9
        Proceeds from exercise of warrants                                                                   392                 -
        Other                                                                                                  5                 -
        Treasury stock purchases                                                                               -              (696)
        Payments of long-term debt                                                                             -               (17)
                                                                                                   --------------   ---------------
                            Net cash provided by (used in) financing activities                            1,965              (704)
                                                                                                   --------------   ---------------

Effect of exchange rate changes on cash                                                                     (384)              213
                                                                                                   --------------   ---------------

Net increase (decrease) in cash and cash equivalents                                                       1,309            (1,660)

Cash and cash equivalents at beginning of period                                                           5,866             7,222
                                                                                                   --------------   ---------------

Cash and cash equivalents at end of period                                                              $  7,175          $  5,562
                                                                                                   ==============   ===============

Cash paid for:
        Interest expense                                                                                $      -          $      1
                                                                                                   ==============   ===============
        Income taxes                                                                                    $      -          $      -
                                                                                                   ==============   ===============


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (Unaudited - in thousands)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                     ------------------------------------
                                                                           1999               1998
                                                                     -----------------   ----------------
Net income (loss)                                                            $ (1,593)              $ 55

Other comprehensive income (loss) - Foreign currency
        translation adjustment                                                    286                441
                                                                     -----------------   ----------------

Comprehensive income (loss)                                                  $ (1,307)             $ 496
                                                                     =================   ================


                                                                             Nine Months Ended
                                                                                September 30,
                                                                     ------------------------------------
                                                                           1999               1998
                                                                     -----------------   ----------------
Net income (loss)                                                            $ (2,418)          $ (1,674)

Other comprehensive income (loss) - Foreign currency
        translation adjustment                                                   (557)               317
                                                                     -----------------   ----------------

Comprehensive income (loss)                                                  $ (2,975)          $ (1,357)
                                                                     =================   ================



          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

      The accompanying unaudited consolidated financial statements for Information Resource Engineering, Inc. and its subsidiaries ("IRE") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim reporting and instructions to Form 10-Q. Interim reporting requirements do not include all of the information and notes required by GAAP for complete financial statements. Under GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reporting period, and related disclosures. Actual results could differ from those estimates. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation.

(2)  Inventories

Inventories consisted of the following:

                                                                                As of
                                                            ----------------------------------------------
                                                               September 30,             December 31,
                                                                   1999                      1998
                                                            --------------------     ---------------------
Raw materials                                                       $ 1,599,000               $ 1,778,000
Finished goods                                                        1,617,000                 1,755,000
                                                            --------------------     ---------------------
        Total                                                       $ 3,216,000               $ 3,533,000
                                                            ====================     =====================


(3)  Accrued Expenses

Accrued expenses consisted of the following:


                                                                                As of
                                                            ----------------------------------------------
                                                               September 30,             December 31,
                                                                   1999                      1998
                                                            --------------------     ---------------------
Salaries and commissions                                            $ 1,121,000               $ 1,050,000
Income taxes                                                            279,000                   319,000
Other                                                                   415,000                   364,000
                                                            --------------------     ---------------------
        Total                                                       $ 1,815,000               $ 1,733,000
                                                            ====================     =====================

(4)  Income Taxes

      The income tax expense for the three months and the nine months ended September 30, 1999 represents estimated income taxes for IRE's Swiss subsidiary.

 (5)  Reserve/Recovery for CyberGuard Advance

      As more fully disclosed in Note 11 to the Consolidated Financial Statements in IRE's Form 10-K for the year ended December 31, 1998, IRE could not ascertain the ultimate viability of CyberGuard Corporation ("CyberGuard") at December 31, 1998. Accordingly, IRE reserved for amounts due from CyberGuard that totaled $772,000 after CyberGuard failed to honor its obligation to repay the remaining advance at December 31, 1998. In June 1999, IRE negotiated a settlement wherein CyberGuard will pay IRE a total of $650,000 to discharge its obligation in full. CyberGuard made payments of $238,000 during the three months ended September 30, 1999, and owes payments of $137,000 in the fourth quarter of 1999 and $275,000 in 2000. Such amounts will be recognized by IRE upon receipt.

(6)  Segments of IRE and Related Information

      IRE has two reportable segments: Domestic Operations, which design and build network security products in the United States, and European Operations, which design and build network security products in Switzerland. The segments are strategic business units that offer different products and are managed separately because each segment requires different technology and marketing strategies. The domestic operations have export sales, mainly to South America and Asia. The European operations have export sales, mainly to Western Europe.

      In the nine months ended September 30,1999, the European operations had one significant commercial client, as measured by sales volume, that totaled 11% of IRE's consolidated revenues. In the same period of 1998, the domestic operations' sales to one commercial client and the European operations' sales to one commercial client totaled 14% and 13%, respectively, of IRE's consolidated revenues.

                                                                       Three Months                      Nine Months
                              (in thousands)                        Ended September 30,               Ended September 30,
                              --------------               ------------------------------------  --------------------------------
                                                                 1999               1998           1999               1998
                                                           -----------------   ----------------  -------------   ----------------
Revenues from external customers:
      Domestic operations                                           $ 2,165            $ 2,925        $ 7,403            $ 8,691
      European operations                                             1,618              3,884          7,017              7,408
                                                           -----------------   ----------------  -------------   ----------------
           Consolidated revenues                                    $ 3,783            $ 6,809       $ 14,420           $ 16,099
                                                           =================   ================  =============   ================
Operating income (loss):
      Domestic operations                                          $ (1,750)          $ (1,381)      $ (4,616)          $ (3,663)
      European operations                                               320              1,533          2,595              1,908
                                                           -----------------   ----------------  -------------   ----------------
           Consolidated operating income (loss)                    $ (1,430)             $ 152       $ (2,021)          $ (1,755)
                                                           =================   ================  =============   ================
Income (loss) before income taxes:
      Domestic operations                                          $ (1,735)          $ (1,336)      $ (4,571)          $ (3,449)
      European operations                                               330              1,541          2,621              1,925
                                                           -----------------   ----------------  -------------   ----------------
           Consolidated income (loss) before income taxes          $ (1,405)             $ 205       $ (1,950)          $ (1,524)
                                                           =================   ================  =============   ================
Depreciation and amortization:
      Domestic operations                                             $ 326              $ 207          $ 731              $ 602
      European operations                                                38                 39            113                116
                                                           -----------------   ----------------  -------------   ----------------
           Consolidated depreciation and amortization                 $ 364              $ 246          $ 844              $ 718
                                                           =================   ================  =============   ================

Geographic Information
Revenues:
      United States                                                 $ 2,037            $ 2,410        $ 6,897            $ 7,422
      Switzerland                                                       397              2,566          3,627              4,808
      Other foreign countries                                         1,349              1,833          3,896              3,869
                                                           -----------------   ----------------  -------------   ----------------
           Consolidated revenues                                    $ 3,783            $ 6,809       $ 14,420           $ 16,099
                                                           =================   ================  =============   ================

                                                                                                             As of
                                                                                                 --------------------------------
                                                                                                  September          December
                                                                                                   30, 1999            31, 1998
                                                                                                 -------------   ----------------
Segment assets:
      Domestic operations                                                                            $ 10,098            $ 9,603
      European operations                                                                               7,922              9,338
                                                                                                 -------------   ----------------
           Consolidated segment assets                                                               $ 18,020           $ 18,941
                                                                                                 =============   ================
Long-lived assets:
      United States                                                                                   $ 2,938            $ 2,879
      Switzerland                                                                                         733                836
      Other foreign countries                                                                               -                  -
                                                                                                 -------------   ----------------
           Consolidated long-lived assets                                                             $ 3,671            $ 3,715
                                                                                                 =============   ================

(7)  Income (Loss) Per Common Share

      Basic earnings per share ("EPS") is calculated by dividing net income
(loss) by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated by adjusting the numerator and the denominator of the basic EPS calculation for the effect, if any, of all dilutive potential common shares outstanding during the period. The following table presents the data used in the calculation of basic and diluted EPS:

                                                                 Three Months                           Nine Months
    (in thousands)                                          Ended September 30,                      Ended September 30,
                                                       --------------------------------     ------------------------------------
                                                         1999               1998                  1999               1998
                                                       -------------   ----------------     -----------------   ----------------
Net income (loss)                                          $ (1,593)              $ 55              $ (2,418)          $ (1,674)
                                                       =============   ================     =================   ================

Weighted-average common  shares outstanding - basic           5,514              5,415                 5,411              5,448
Effect of dilutive securities-options                             -                 16                     -                  -
                                                       -------------   ----------------     -----------------   ----------------
Adjusted weighted average common shares
        outstanding - diluted                                 5,514              5,431                 5,411              5,448
                                                       =============   ================     =================   ================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause IRE's actual results in future periods to differ materially from forecasted results. Those risks include, among others, uncertainty associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, negotiating favorable strategic agreements with original equipment manufacturers ("OEM"), sufficient cash flow to support IRE's liquidity requirements, competitive factors that could lead to a decrease in anticipated revenues and gross profits, the amount and timing of research and development expenditures, and Year 2000 issues.

                                    OVERVIEW

      IRE designs, manufactures and markets cost-effective Virtual Private Network (VPN) solutions that enable organizations to use the Internet and other shared networks for private communications. IRE's technology and products are used in VPN and electronic commerce applications by financial institutions, government agencies, large corporations, telecommunication and Internet service providers to secure data transmissions on private and public computer networks.

      IRE has two reportable segments: Domestic Operations, which design and build network security products in the United States; and European Operations, which design and build network security products in Switzerland. The segments are strategic business units that offer different products and are managed separately because each segment requires different technology and marketing strategies. The domestic operations have export sales, mainly to South America and Asia. The European operations have export sales, mainly to Western Europe.

      IRE's historical operating results have been dependent on a variety of factors including, but not limited to, the length of the sales cycle, the timing of orders from and shipments to clients, product development expenses, and the timing of development and introduction of new products. IRE's expense levels are based, in part, on expectations of future revenues. IRE's historical revenues have varied substantially in size and timing from quarter-to-quarter and year-to-year. Therefore, results for a particular period, or period-to-period comparisons of recorded sales and profits may not be indicative of future operating results.

      IRE's management is committed to the Company's long-term profitability thereby maximizing shareholder value. Management believes that, in order to achieve long-term profitability, IRE should exploit the opportunity provided by the growth in the market for products that provide secure remote access to computer networks and pursue market share. Consequently, IRE has undertaken various strategies to increase revenues and improve future operating results, which include transitioning from a products-based to an OEM technology company. New product offerings, such as our SafeNet/Soft-PK(TM) client software for Internet security and SafeNet/DSP(TM) "Internet Security System on a Chip", support this OEM strategy. IRE's strategies have required maintaining or increasing expenditures for development, sales, and marketing activities. There can be no assurance that these strategies will be successful.

                              RESULTS OF OPERATIONS

      The following table presents IRE's Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

                                                                                     Three Months
                                                                                  Ended September 30,
                                                                       ----------------------------------------
                                                                            1999                  1998
                                                                       ----------------      ----------------
Revenues                                                                           100 %                 100 %
Cost of revenues                                                                    39                    43
                                                                       ----------------      ----------------
        Gross profit                                                                61                    57
                                                                       ----------------      ----------------
Research and development expenses                                                   44                    18
Sales and marketing expenses                                                        38                    27
General and administrative expenses                                                 23                     9
Recovery of CyberGuard advance                                                      (6)                    -
Amortization of acquired intangible assets                                           -                     1
                                                                       ----------------      ----------------
        Total operating expenses                                                    99                    55
                                                                       ----------------      ----------------
        Operating loss                                                             (38)                    2
Interest income, net                                                                 1                     1
                                                                       ----------------      ----------------
        Loss before income taxes                                                   (37)                    3
Income tax expense                                                                   5                     2
                                                                       ----------------      ----------------
        Net income (loss)                                                          (42)%                   1 %
                                                                       ================      ================

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                     --------------------------------------
                                                                           1999                 1998
                                                                      ---------------      ----------------
Revenues                                                                         100 %                 100 %
Cost of revenues                                                                  36                    44
                                                                      ---------------      ----------------
        Gross profit                                                              64                    56
                                                                      ---------------      ----------------
Research and development expenses                                                 30                    20
Sales and marketing expenses                                                      35                    34
General and administrative expenses                                               14                    12
Recovery of CyberGuard advance                                                    (2)                    -
Amortization of acquired intangible assets                                         1                     1
                                                                      ---------------      ----------------
        Total operating expenses                                                  78                    67
                                                                      ---------------      ----------------
        Operating loss                                                           (14)                  (11)
Interest income, net                                                               -                     2
                                                                      ---------------      ----------------
        Loss before income taxes                                                 (14)                   (9)
Income tax expense                                                                 3                     1
                                                                      ---------------      ----------------
        Net income (loss)                                                        (17)%                 (10)%
                                                                      ===============      ================

Nine Months ended September 30, 1999, compared with Nine Months ended September 30, 1998

      Revenues decreased 10%, or $1.7 million, to $14.4 million for the nine months ended September 30, 1999, from $16.1 million in 1998. European operations' revenues decreased $391,000 primarily as a result of lower legacy product sales. Domestic operations' revenues declined $1.3 million, consisting of a $1.2 million increase in OEM licensing revenues, a $1.1 million decline in development revenues from OEM contracts, and a $1.4 million decline in product sales. OEM licensing revenues totaled $1.4 million for nine months ended September 30, 1999, compared with $225,000 for the same period in 1998.

      Gross profit margin increased to 64% for the nine months ended September 30, 1999, from 56% in 1998. European operations' gross profit margin increased 10 percentage points primarily due to demand for certain higher-margin products in the first and second quarters. Domestic operations' gross profit margin increased 5 percentage points as higher-margin software products and licensing revenues replaced hardware products and development revenues.

      Research and development expenses increased 35%, or $1.2 million, to $4.4 million for the nine months ended September 30, 1999, from $3.2 million in 1998. Personnel cost for the domestic operations' development projects was the primary cause of the increase, owing to higher average headcount principally to support the OEM strategies as well as higher average compensation reflecting employment market influences for technology professionals.

      Sales and marketing expenses decreased 8%, or $413,000, to $5.0 million for the nine months ended September 30, 1999, from $5.5 million in 1998. The decrease is primarily related to the domestic operations' lower personnel and travel costs, reflecting lower average headcount as IRE transitions to an OEM business model, and a decline in commissions as revenues declined.

      General and administrative expenses decreased 1%, or $26,000, to $2.0 million for the nine months ended September 30, 1999, from $2.0 million in 1998. The primary reason for the decrease was $316,000 of expenses in 1998 related to a contested proxy solicitation process for the election of directors. In 1999, IRE increased allowances for doubtful accounts $200,000 and recorded stock option compensation expense of $104,000.

      The 1999 expenses were reduced by $238,000 related to recoveries of amounts due from CyberGuard, which IRE reserved in the fourth quarter of 1998 due to significant concerns over CyberGuard's liquidity as discussed in IRE's Form 10-K for December 31, 1998. IRE expects to receive additional recoveries totaling $137,000 in the fourth quarter of 1999 and $275,000 in 2000. Such amounts will be recorded upon receipt.

      The 1999 income tax expense of $468,000 represents estimated taxes on the income of the European operations, compared with $150,000 in the same period of 1998. IRE had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax asset has been established since IRE's ability to use the United States net operating loss is dependent upon future taxable income.

      IRE had a net loss of $2.4 million for the nine months ended September 30, 1999, compared with a net loss of $1.7 million for the same period in 1998. The diluted loss per common share was $0.45 in 1999, compared with a loss per common share of $0.31 in 1998.

Three Months ended September 30, 1999, compared with Three Months ended September 30, 1998

      Revenues decreased 44%, or $3.0 million, to $3.8 million for the three months ended September 30, 1999, from $6.8 million in 1998. The European operations' revenues decreased $2.3 million primarily as a result of lower legacy product sales. Domestic operations' revenues decreased $760,000, consisting of a $490,000 increase in OEM licensing revenues, a $298,000 decline in development revenues from OEM contracts, and a $952,000 decline in product sales. OEM licensing revenues totaled $490,000 for three months ended September 30, 1999, compared with none for the same period in 1998.

      Gross profit margin increased to 61% for the three months ended September 30, 1999, from 57% in 1998. Gross profit for the European operations increased 2 percentage points due to changes in product mix. Gross profit for the domestic operations increased 10 percentage points as higher-margin software products and licensing revenues replaced hardware products and development revenues.

      Research and development expenses increased 33%, or $414,000, to $1.7 million for the three months ended September 30, 1999, from $1.2 million in 1998. The increase is primarily attributable to increased personnel costs related to OEM development projects in the domestic operations.

      Sales and marketing expenses decreased 21%, or $384,000, to $1.4 million for the three months ended September 30, 1999, from $1.8 million in 1998. The decrease is primarily related to lower personnel and travel costs for both the domestic and European operations.

      General and administrative expenses increased 38%, or $237,000, to $868,000 for the three months ended September 30, 1999, from $631,000 in 1998. In 1999, IRE increased allowances for doubtful accounts $200,000 and recorded stock option compensation expense of $35,000.

      The 1999 expenses were reduced by $238,000 related to recoveries of amounts due from CyberGuard, which IRE reserved in the fourth quarter of 1998 due to significant concerns over CyberGuard's liquidity as discussed in IRE's Form 10-K for December 31, 1998. IRE expects to receive additional recoveries totaling $137,000 in the fourth quarter of 1999 and $275,000 in 2000. Such amounts will be recorded upon receipt.

      The 1999 income tax expense of $188,000 represents estimated taxes on the income of the European operations, compared with $150,000 in the same period of 1998. IRE had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax asset has been established since IRE's ability to use the United States net operating loss is dependent upon future taxable income.

      IRE had a net loss of $1.6 million for the three months ended September 30, 1999, compared with net income of $55,000 for the same period in 1998. The diluted loss per common share was $0.29 in 1999, compared with income per common share of $0.01 in 1998.

                        LIQUIDITY AND FINANCIAL POSITION

      IRE's management believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. At September 30, 1999, IRE had working capital of $10.2 million, including cash and cash equivalents of $7.2 million.

      The significant sources of cash in 1999 were $541,000 from operating activities, mainly attributable to collections of accounts receivable, and $2.0 million from the exercise of stock options and warrants. The significant uses of cash in 1999 included $813,000 for equipment expenditures and additions to computer software development costs.

                                    YEAR 2000

      Many computer systems, software products, and embedded chips used only a two-digit code for year dates rather than a four-digit code. Such two-digit date codes may not properly distinguish the year 2000 from 1900. If not corrected, these computer applications and other control devices could fail or create erroneous results by, at or beyond the year 2000. As a result, computer systems, software and other equipment may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Management believes that IRE's products have been made Year 2000 compliant in the ordinary course of business. In addition, IRE utilizes third-party software and equipment in its operations that may not be Year 2000 compliant. If this third-party software or equipment does not operate properly with regard to the year 2000 and thereafter, IRE could experience business interruptions and incur unanticipated expenses to remedy any such problems, which could have a material adverse effect on IRE's business, financial condition, and results of operations.

      IRE has formed a Year 2000 task force consisting of employees with expertise in areas management believes could be affected if not Year 2000 compliant. This task force has undertaken a program to address the Year 2000 issue with respect to IRE's information systems, non-information systems and certain systems of its major clients and suppliers. The task force's objectives are to assess the problem, develop remedies, test the remedies and prepare contingency plans.

      IRE has reviewed its information systems and its non-information systems, which include telephone and security systems. Management believes that IRE's systems are substantially in compliance with Year 2000 requirements and that any remedial efforts and incremental costs to complete this process will not have a material impact on its operations or financial results. While a small amount of testing and contingency planning has not been completed, we expect these steps to be completed in the next 30 days.

      The Year 2000 task force has also initiated communications with key suppliers and clients to determine the extent to which IRE is vulnerable to such parties' failure to remediate Year 2000 issues. No critical supplier or significant client has indicated that it will not be Year 2000 compliant. Besides third-party Year 2000 failures, the purchasing patterns of clients or potential clients may be affected by Year 2000 issues if they expend significant resources to correct their current systems. These expenditures may result in reduced funds available to purchase products and services such as those offered by IRE, which could have a material adverse effect on IRE's business, operating results, financial condition, and results of operations.

                            INFLATION AND SEASONALITY

      Management does not believe that inflation will significantly impact IRE's business. Management does not believe IRE's business is seasonal, however, because revenues are recognized upon shipment of finished products, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

                         CHANGE IN ACCOUNTING STANDARDS

      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities to establish accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities at fair value. Adoption of SFAS No. 133 is required for the fiscal year 2001 and is not expected to have a material impact on IRE's financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      IRE's major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of September 30, 1999, IRE's investment in its Swiss subsidiary was approximately $6.8 million. A 10% change in the September 30, 1999 Swiss Franc exchange rate would have changed IRE's reported currency translation adjustment for nine months ended September 30, 1999 by approximately $608,000. A 10% change in the average Swiss Franc exchange rate for the nine months ended September 30, 1999 would have changed IRE's reported earnings for the nine months by approximately $223,000.

      At September 30, 1999, IRE did not have any interest bearing obligations. In addition, IRE does not hold any derivative instruments and does not have any commodity risk.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)On June 10, 1999, a holder of a placement agent warrant issued in November 1995 exercised the warrant to purchase 23,050 shares of our Common Stock. The aggregate proceeds to IRE were $391,850. The holder of this warrant has exercised his demand registration right to have IRE file with the Securities and Exchange Commission a registration statement on Form S-3 relating to the Common Stock underlying the warrants. IRE is in the process of preparing a registration statement. The other two holders of the placement warrants have not exercised their right to purchase remaining 6,950 shares of Common Stock at $17.00 per share.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)  The Annual Meeting of Shareholders was held on July 28, 1999.

      (b) The following six directors were elected for a term of one year or until their respective successors have been duly elected or appointed:

                                   For            Withheld
          Anthony A. Caputo         5,160,472       156,125
          Thomas A. Brooks          5,160,472       156,125
          Shelley A. Harrison       5,120,072       196,525
          Ira A. Hunt, Jr.          5,160,472       156,125
          Douglas E. Kozlay         5,160,472       156,125
          Bruce R. Thaw             5,129,612       186,985

      (c) The shareholders approved the Company's 1999 Employee Stock Option Plan. There were 3,183,378 shares cast in favor of and 380,002 voted against the proposal, with 32,389 shares abstaining.

      (d) The shareholders approved the Company's 1999 Stock Bonus Plan. There were 2,662,314 shares cast in favor of and 951,235 voted against the proposal, with 35,239 shares abstaining.

      (e) The shareholders approved the Company's Non-Employee Director Stock Option Plan. There were 3,283,775 shares cast in favor of and 278,422 voted against the proposal, with 33,592 shares abstaining.

      The shareholders failed to approve the following amendments, which required a favorable vote of 2,699,845 shares to be approved:

      (f) An amendment to the Restated Certificate of Incorporation to create a staggered Board of Directors received 2,462,017 shares cast in favor of the proposal, 1,163,432 shares voted against, 23,339 shares abstained, and there were 1,667,809 broker non-vote shares.

      (g) An amendment to the Restated Certificate of Incorporation to require shareholder action to be taken at a meeting received 2,461,089 shares cast in favor of the proposal, 1,151,020 shares voted against, 36,679 shares abstained, and there were 1,667,809 broker non-vote shares.

      (h) An amendment to the Restated Certificate of Incorporation to require a supermajority vote for amendment or repeal of the Company's By-Laws or certain provisions of the Restated Certificate of Incorporation received 2,377,930 shares cast in favor of the proposal, 1,184,340 voted against, 33,499 shares abstained, and there were 1,720,828 broker non-vote shares.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required by Item 601 of Regulation S-K

            Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K: None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INFORMATION RESOURCE ENGINEERING, INC.

October 28, 1999                     /s/ Anthony A. Caputo
                                     ---------------------------------
                                     ANTHONY A. CAPUTO
                                     Chairman, President and Chief
                                     Executive Officer

October 28, 1999                     /s/ Carole D. Argo
                                     ---------------------------------
                                     CAROLE D. ARGO
                                     Senior Vice President, Chief
                                     Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)