Form 10-K405
period 1999-12-31
INFORMATION RESOURCE ENGINEERING INC
filed 2000-03-27
CIK 850313

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

       Registrant's telephone number, including area code: (410) 931-7500

      Securities registered under Section 12 (b) of the Exchange Act: NONE

         Securities registered under Section 12 (g) of the Exchange Act:

                                                                                          NAME OF EACH
              TITLE OF EACH CLASS                                                 EXCHANGE ON WHICH REGISTERED
              -------------------                                                 ----------------------------
         Common Stock, $.01 par value                                                Nasdaq National Market


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the Nasdaq National Market on March 20, 2000, was approximately $166,710,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of this calculation, to be "affiliates" of the registrant. This determination of the affiliate status is not necessarily conclusive.

The number of shares of the registrant's Common Stock outstanding as of March 20, 2000 was 6,654,146.


                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant's proxy statement for the Annual Meeting of Shareholders, which proxy statement in definitive form will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1999.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth below under Trends and Uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Information Resource Engineering, Inc. undertakes no obligation to publicly release any revisions to "forward looking statements" to reflect events or circumstances after the date of this report is filed with the Securities and Exchange Commission or to reflect the occurrence of anticipated events.


PART I

ITEM 1. BUSINESS
================================================================================

COMPANY
--------------------------------------------------------------------------------
Information Resource Engineering, Inc. (IRE) was originally incorporated in Maryland on April 7, 1983 under the name "Industrial Resource Engineering, Inc." IRE reincorporated under its present name in Delaware by merging with its subsidiary in March 1989. We completed our initial offering in October of 1989 and our secondary offering in October of 1992. IRE's executive offices are located at 8029 Corporate Drive, Baltimore, MD 21236. Our main telephone line is
410.931.7500 and website address is www.ire.com.


GENERAL
--------------------------------------------------------------------------------

Overview
IRE is a leading provider of Virtual Private Network (VPN) technology and solutions for secure business communications. We offer both Original Equipment Manufacture (OEM) technology and end-user products for VPN and e-commerce applications. IRE's European subsidiary, GRETACODER Data Systems AG (GDS), designs, manufactures and markets enterprise communications security technology for the enterprise market. An ISO 9001 certified operation, GDS focuses its product technology on encryption, authentication, transaction security and secure remote access.

Since our inception in 1983, IRE has been providing network security solutions worldwide for financial, enterprise, telecommunications and government use. IRE's SafeNet(TM) technology and product line has enjoyed broad market acceptance through both the end-user and OEM VPN markets. A VPN, simply put, is a communications system that uses strong encryption and authentication to create private "tunnels" through the Internet or other shared networks, allowing businesses to take advantage of the lowest cost network without exposing their business communications. VPN technology has been a core competency of IRE for over a decade and remains a principal focus of IRE.

VPNs have become one of the most sought after sectors in the networking communications industry. The tremendous growth of the Internet and the applications surrounding this pervasive public network has increased the need for VPN products and technology around the world.

IRE's SafeNet products are used by 13 of the country's top 15 banks (based on the study done by International Marketing Association on the country's top banks), government agencies such as the Internal Revenue Service (IRS), the U.S.Treasury, and Fortune 1000 companies. Our SafeNet Technology has been adopted by network leaders like Cisco Systems, Lucent Technologies, 3Com Corporation, Cabletron Systems and Nortel Networks.

During IRE's fiscal year 1999, its SafeNet technology and products made strides in its goal in becoming an industry-leading standard in VPN technology. The SafeNet DSP, "Internet Security System on a Chip", was chosen by leaders such as Cisco, Cabletron and Nortel. SafeNet/Soft-PK(TM), IRE's award-winning Internet Protocol Security Standard (IPSec) VPN Client was chosen by organizations including 3Com, Network Alchemy, Internet Dynamics, Cisco, and Netscreen Technologies. Our SafeNet Product line was chosen by vendors including the IRS and Mitsubishi Corp. GDS clients include the financial institutions, government agencies such as Union Bank of Switzerland, Swiss Interbank Clearing, SWIFT, European Payment Systems Services, Societa Interbancaria per l'Automazione S.p.A., and Swiss Securities Clearing Operation.

Beginning in 2000, IRE reorganized its U.S. operations into two separate business units focused on the OEM and end-user segments in the VPN market. Our extensive end-user and OEM customer base has given us an inside track into the needs of users and is driving our product development. GDS is currently transitioning from its legacy products base in to selling and manufacturing security for Internet Protocol (IP) networks. To accelerate this transition, GDS recently licensed source code from IRE for SafeNet/Soft-PK.

IRE's revenues for Fiscal Year 1999 were $18.9 million compared with $23.2 million for Fiscal Year 1998. The difference in revenues was due to a decrease in legacy product sales.

INDUSTRY BACKGROUND
--------------------------------------------------------------------------------

The VPN Market
A VPN is a communications system using strong encryption that creates a private "tunnel" through the Internet and other communications systems, assuring authentication of users and privacy of information. This allows businesses to use the lowest cost network without exposing their business communications. A VPN can allow an organization's employees to access company-confidential information over an intranet, or allow trading partners access to a company extranet for secure business-to-business electronic commerce applications. A leading market research firm predicts that by the year 2003, the VPN Market will reach 30 billion dollars.

VPNs also allow organizations to use public networks for their communications backbone. This is achieved by protecting the data traffic with data communications security technology such as: encryption, message authentication, user authentication, and firewall technology. Since public networks are much cheaper than private leased lines and dedicated frame relay networks, corporations can generally achieve substantial cost savings by using VPNs while taking advantage of the global availability and access to the Internet. With the increasing use of public and private communications networks and the ability of different types of computers to communicate with each other, data integrity and security have gained increased importance.

Secure VPNs have three key uses: secure remote access, secure site-to-site connections and secure extranet connections.

Remote access demands are growing rapidly. There are an increasing number of organizations with employees who are telecommuters and road-warriors. According to a leading market research firm, 85% of corporations plan to implement remote access VPNs by 2001. Site-to-site VPNs connect an organization's branch offices and other smaller offices together. The cost of connecting offices securely over the Internet versus leased lines is significantly less. Research indicates that 78% of businesses plan to implement site-to-site VPNs. Extranets allow organizations to connect securely across network connections to their suppliers, vendors, customers and business partners. Research shows that 58% of businesses plan to implement extranet VPNs.

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

VPNs are fueling the growth of e-business or business to business online applications. Growth in this area has been significant and Management believes it will continue to grow in the future.


PRODUCTS
--------------------------------------------------------------------------------
IRE's VPN product and technology offerings include software and hardware products, dedicated solutions, and embedded technology for the OEM market. This comprehensiveness has enabled us to meet customers' needs across different industries. Our approach to providing VPN solutions differs from many other VPN vendors who focus only on dedicated products. Our strong focus on embedded technology demonstrates our understanding of what organizations require to implement an effective and deployable VPN solution.

SafeNet OEM Technology/Products:
SAFENET/SOFT-PK(TM)
SafeNet/Soft-PK is an IPSec-certified, interoperable VPN software product for Windows 95, 98, and NT 4.0 that allows secure client-to-client or client-to-gateway communication over TCP/IP networks, including the Internet. The security services offered by SafeNet/Soft-PK include confidentiality via encryption, packet integrity and authentication via keyed hash, and identity authentication via Digital Signatures and X.509 certificates, exchanged during key negotiation. Latest release features include compression and the Certificate Enrollment Protocol (CEP).

SafeNet/Soft-PK is one of only two client software products to be awarded IPSec certification from the International Computer Security Association (ICSA). It is approved for deployment by the Automotive Industry Action Group (AIAG) Automotive Network eXchange(R) (ANX) initiative and is being private-labeled by major communications vendors including Cisco Systems, 3Com Corporation, Network Alchemy and Lucent Technologies. SafeNet/Soft-PK was recently named "Best Security Solution" by Solutions Integrator's SI Impact Awards and "Product of the Year" in the VPN category by Internet Telephony Magazine.

SAFENET/VPN POLICY MANAGER(TM)
Launched on January 31, 2000, SafeNet/VPN Policy Manager(TM) is a Windows NT application that provides comprehensive policy management for IRE's SafeNet/Soft-PK(TM) VPN Client. SafeNet/VPN Policy Manager simplifies deployment of SafeNet/Soft-PK and enables centralized management of security policies. SafeNet/VPN Policy Manager provides a simple and flexible way to install and manage large quantities of VPN clients, while keeping security policy transparent to the end user. Full compliance with industry standards ensures interoperability with other networking products, another feature critical to the successful deployment of VPNs. SafeNet/VPN Policy Manager's first customer is 3Com Corporation.

SAFENET DSP(TM)
SafeNet DSP (TM) is a hardware acceleration device that is embedded into networking equipment such as routers, firewalls, switches to enable highly secure Virtual Private Networking. Co-developed with Analog Devices, Inc., this IPSec-compliant encryption solution delivers the highest performance and strongest security solution for networking, server, and telecommunications companies.

The SafeNet DSP provides hardware acceleration of all cryptographic operations required for IPSec, L2TP, Link-level Encryption, etc. These operations include DES and triple-DES encryption, SHA-1 and MD5 secure hash, HMAC, Diffie-Hellman, RSA, DSA public key acceleration, and true random number generation. SafeNet DSP also incorporates a comprehensive security model and an embedded crypto library that facilitates designing a truly secure VPN product. Leading networking vendors such as Cisco Systems, Cabletron Systems and Nortel Networks have embedded SafeNet DSP into their product line.

SAFENET/CRYPTSET(TM)
SafeNet/Cryptset is a high throughput chipset that allows ATM, Fast Ethernet and T-3 Communications.

SAFENET/CRYPTPCI(TM)
The SafeNet/CryptPCI card is a plug-in PCI board that provides industry-leading crypto throughput and acceleration for operations such as encryption, hashing, public key computations, key negotiation, signatures, and, random number generation. With this accelerator installed, host system applications can off-load the burden of time-consuming crypto applications while improving system performance. SafeNet/CryptPCI features the SafeNet DSP security chip used by Cisco Systems, Nortel Networks and Cabletron Systems. SafeNet/CryptPCI offers single-pass simultaneous hash and encrypt operation in hardware provides accelerated throughput for IPSec applications.

SafeNet Products:
SAFENET/ENTERPRISE(TM)
SafeNet Enterprise(TM) is a deployable VPN solution that integrates the full range of Internet security needs like access control, encryption, user authentication, message authentication, and policy management. The SafeNet Enterprise system consists of two client products (SafeNet/Soft(TM) and SafeNet/Smart(TM)) for remote access, a high performance gateway (SafeNet/Speed(TM)), and a centralized security management system, providing comprehensive security in an easy-to-use, scaleable solution (SafeNet/Security Center).

Announced on April 12, 1999, SafeNet Enterprise Version 3 introduces an IPSec (IP Security) compliant, public key mode of operation to IRE's family of VPN products. SafeNet Enterprise Version 3 also features IPSec Plus capabilities that go beyond the current industry standard to provide integrated security in a deployable solution.

SAFENET/SOFT(TM) AND SAFENET/SMART(TM)
Both SafeNet/Soft and SafeNet/Smart provide encryption and authentication for Internet and private TCP/IP communications in an easy-to-use desktop utility. SafeNet/Soft and SafeNet/Smart solve the need for cost-effective products that can be widely deployed throughout an organization. SafeNet/Soft and SafeNet/Smart features include support for dial-up and network connections, support for Windows 95, 98, and NT, and IPSec compliance. SafeNet/Smart features the addition of a personalized smartcard for two-factor user authentication. SafeNet/Smart uses X509 v.3 certificates and user authentication keys that are secured and maintained on the smartcard for an added level of security

SAFENET/SPEED(TM) FAMILY
SafeNet/Speed family is a dedicated VPN gateway solution that provides users a scalable, upgradable architecture to meet the evolving performance, security, and multi-vendor compatibility requirements for site-to-site and remote access VPN applications. SafeNet/Speed features the SafeNet DSP(TM), which combines high performance with the industry's strongest encryption and authentication schemes for tunneling data securely across the Internet or private TCP/IP networks. SafeNet/Speed may be implemented as a standalone "plug and play" unit for organizations who simply require a high-performance VPN gateway, or as part of IRE's SafeNet Enterprise Version 3 family of products, for those who need a turnkey VPN solution including clients and management. SafeNet/Speed is offered in 3 configurations to satisfy different levels of requirements:

     SAFENET/SPEED-FE(TM)
     Speed-FE provides an entry level, upgradable VPN server solution for small to large companies with T-1 or lower bandwidth access for remote office connectivity and small remote access communication needs (up to 100 sessions).

     SAFENET/SPEED-RFE(TM)
     Speed-RFE is an upgradable VPN gateway designed for small to large companies with 10 Mbps bandwidth requirements for server or host security, site-to-site, and remote access applications (up to 1,000 sessions).

     SAFENET/SPEED-SFE(TM)
     Speed-SFE is a high-end VPN gateway designed for companies with T-3 high-throughput networks and large volume traffic environments (up to 5,000 sessions).

SAFENET/SECURITY CENTER(TM) FAMILY (SAFENET(TM) VPN MANAGEMENT FAMILY)
The SafeNet/Security Center family provides VPN management solutions for entry-level through high-end network environments and enables organizations to scale from modest VPN applications to massive deployments quickly and easily. SafeNet/Security Center provides flexibility and resiliency unprecedented in the VPN industry, which is the result of IRE's experience deploying VPN solutions with customers worldwide.

IRE's latest version of SafeNet/Security Center Family announced on August 9, 1999, simplifies the implementation and increases the efficiency of a VPN by allowing an organization to define, administer, and monitor network security policy. Innovative features like integrated certificate authority (CA) services and the ability to pre-configure devices, simplify VPN deployment for organizations and service providers of all sizes. Advanced features like automatic fail-over and multiple entry points for user enrollment and policy management provide a stringent security system for even the largest and most sensitive applications, such as those used by government agencies and large financial institutions. SafeNet/Security Center is used by organizations such as the IRS and Citibank. It is offered in 3 different levels to meet the needs of any organizations: SafeNet/Security Center, SafeNet Security Center with Redundancy(TM), and SafeNet/Enterprise Manager(TM).

     SAFENET/SECURITY CENTER(TM)
     -    recommended for VPN applications of up to 5,000 users
     -    provides all VPN management, policy, and database functionality

     SafeNet/Security Center provides all required VPN management functionality, including database services, certificate services, and real-time network authorization services. The easy-to-use graphical user interface allows users to define, administer, and monitor network security policy.

     SAFENET/SECURITY CENTER WITH REDUNDANCY(TM)
     -    appropriate for VPN communities of up to 10,000 users
     -    provides all VPN management, policy, and database functionality
     -    features hot backup and automatic fail-over capabilities

     The SafeNet/Security Center with Redundancy provides a more robust VPN management offering through the addition of a second database server which continually monitors the primary database server and automatically promotes itself if the primary database server fails.

     SAFENET/ENTERPRISE MANAGER(TM)
     -    accommodates unlimited number of users
     -    provides all VPN management, policy, and database functionality
     -    features hot backup and automatic fail-over capabilities
     -    eliminates all single points of failure
     -    features multiple entry points for configuring and deploying policy

Other Products and Services
SAFENET/TRUSTED SERVICES (TM)
SafeNet/Trusted Services(TM) is a VPN Management Service that provides consulting, central security management and 24 hour/365 day monitoring of an organizations' network. SafeNet/Trusted Services can allow a company to take advantage of VPN security without paying costs in capital equipment and overhead while entrusting key management to a professional service. Trained network security experts perform all the functions for effective

VPN deployment including security policy creation and management, user enrollment, network management, and help desk support. The center is enclosed in "10 Hour" walls and is equipped with surveillance cameras and motion detectors.

SAFENET/DIAL(TM) AND SAFENET/DIAL-R(TM)
SafeNet/Dial(TM) and SafeNet/Dial-R(TM) provide hardware encryption and smartcard based authentication for remote TCP/IP communications in a small, lightweight, portable unit. SafeNet/Dial contains an integrated 28.8 Kbps modem that can be used for both clear and secure communications. SafeNet/Dial-R is an external hardware encryptor that is inserted between the user's PC and modem.

SAFENET/LAN(TM)
SafeNet/LAN(TM) is a dedicated VPN Gateway that provides DES encryption, authentication, and firewall capabilities for data routed from Ethernet LANs across the Internet or private TCP/IP networks at T-1 speeds.

SAFENET/FRAME(TM)
SafeNet/Frame(TM) is a Frame Relay encryptor that provides strong encryption and authentication at rates that won't slow your network. SafeNet/Frame supports throughputs up to 8 Mbps - far beyond normal T1 and E1 rates. Packets are encrypted on the fly, beginning only a few bytes after they begin to form. a two-pronged security solution that encrypts sensitive information and assures the user that valuable corporate information is not accessible to your competitors.

AX400(TM) SECURE MODEM
The AX400(TM) is a portable device that fits in the palm of a user's hand, weighs just a few ounces and uses power from the remote computer. It contains an internal modem that delivers a 14.4 Kbps data rate while in secure operation using standards compliant encryption technology. The AX400 also generates a random password for each communications session when a user enters the appropriate personal identification number.

X.25 SECURITY SYSTEM
The X.25 Security System selectively applies encryption technology only to the user's data while leaving address and routing information intact, thus assuring proper delivery of user data in secure form at minimal expense.

LINK SECURITY SYSTEM
IRE's Link Encryption System is designed to protect synchronous or asynchronous communications at speeds up to 64 Kbps over dedicated telephone lines. Link Encryption Products, which meet European Union standards, are designed to protect synchronous or asynchronous communications at speeds up to 2 Mbps over dedicated telephone lines. The Link Security Systems are protocol transparent and supports asynchronous, bisynchronous, SDLC and HDLC communications protocols.

GDS Products
SafeNet/Eurocrypt
SafeNet/Eurocrypt is a high-speed encryption chip designed by GDS. The chip employs the 3DES algorithm. Since this chip was entirely developed and manufactured outside the United States, IRE believes that it is not subject to U.S. Government export controls.

FRAME RELAY ENCRYPTORS
The Frame Relay encryptor combines the advantages of circuit and packet switched services: small delays over the network and lower transmission cost. The properties of Frame Relay make it especially suitable for LAN interconnections where bursty traffic has to be transmitted. Applications include cash clearing, stock clearing and wire transfers.

X.25 SECURITY SYSTEMS
Complex computer networks such as X.25 networks break down the data stream sent from computers into smaller, more manageable pieces called, "packets" which contain address and routing information as well as user data. The X.25 Security System selectively applies encryption technology only to the user's data while leaving address and routing information intact, thus assuring proper delivery of user data in secure form at minimal expense.

LINK SECURITY SYSTEMS
While dedicated links are inherently more secure than dial networks, the nature of the data that is frequently transmitted over dedicated lines (the connections to bank branch offices, for instance) often requires a high level of security. IRE's products are designed to protect synchronous or asynchronous communications at speeds up to 64K bps over dedicated telephone lines. Products, which meet European Union standards, are designed to protect synchronous or asynchronous communications at speeds up to 2M bps over dedicated telephone lines. The Link Security Systems are protocol transparent and supports asynchronous, bisynchronous, SDLC and HDLC communications protocols.

OTHER PRODUCTS FOR GDS INCLUDE:
[ ]   GRETACODER transaction security for digital signatures and encryption
[ ]   Asynchronous data encryption for dial up
[ ]   ISDN encryption for data and voice
[ ]   Telephone voice encryption
[ ]   Fax encryption

PRODUCT DEVELOPMENT
--------------------------------------------------------------------------------
IRE conducts product development activities to increase the size of its available market through broader product offerings and to reduce the cost of its products resulting in more competitive pricing and/or better operating margins.

The VPN Market, in its growth period, will be continually looking for products that offer the strongest encryption and the fastest throughput. We will continue to devote resources to the latest VPN Technology to meet the increasing demands of the market, however there can be no assurance that we will successfully complete the development of these products in a timely fashion or that our current or planned products will satisfy the needs of the VPN security market.


PRODUCT DESIGN STANDARDS
--------------------------------------------------------------------------------
VPN security technologies are utilized by IRE to provide secure communication over public networks including the Internet. This security technology provides selective access to computer networks, prevents electronic eavesdropping or alteration during electronic data transmission; provides message authentication confirming that messages are received in unaltered form; and enables user authentication and digital signatures verifying the identity of the message sender and limiting computer access to authorized users. We offer a choice of encryption algorithms to provide the level of network security appropriate for each client application.

All of IRE's network security systems and products comply with the following general product design standards:

Standards Compliance
IRE's policy is to offer products based upon encryption algorithms that have been approved as industry and government standards, providing IRE's clients assurance that they are using products that meet commercial reasonability tests.

Network Compatibility
IRE's systems and products contain sufficient intelligence to accommodate the specific communication protocols employed by complex computer networks, including support for Frame Relay, Dial Asynchronous, leased line, X.25, Bisync and Internet protocol-based networks.

Interoperability
Management believes the market opportunity for VPN technology and products increases when vendors' product offerings become interoperable. Our commitment to the IPSec standard and multi-vendor interoperability is utilized in existing and planned product offerings.

Ease of Use
IRE believes that users of its products, while concerned that their data is secure, do not wish to be required to take specific actions to achieve secure status. Therefore, our products are designed to function without user involvement, thus offering an extremely high level of ease of use.

Ease of Management and Administration
IRE has extended its ease of use concept to the policy management of its most widely deployed client, SafeNet/Soft-PK. The SafeNet/VPN Policy Manager is a Windows NT application that simplifies deployment of SafeNet/Soft-PK and enables centralized management of security policies.

Price Performance Criteria
IRE believes that in order for clients to invest in encryption technology, its products must be implemented cost effectively. As such, our development staff follows a design approach similar to that used with consumer electronics products that are designed for low manufacturing cost.

Encryption Algorithms
At present, IRE's products employ a variety of encryption algorithms including the U.S. Government Triple Data Encryption Standard, ("TDES") and Single DES, RSA Data Security Inc. Encryption Standard, ("RSA") and Gretacoder Data Systems Encryption Standard, ("GDSES").

CUSTOMERS
--------------------------------------------------------------------------------
OEM
IRE focuses its efforts in OEM technology to large networking vendors, Internet appliance vendors, Internet infrastructure vendors and smaller VPN companies. Revenues are earned from chip royalties, software licensing contracts, and shipment of SafeNet/Cryptset chipsets.

DURING 1999, IRE ANNOUNCED RELATIONSHIPS WITH THE FOLLOWING OEM CUSTOMERS AND
PARTNERS:

CISCO SYSTEMS: Shipping SafeNet Cryptset into Cisco 7000 Series high-end routers. Embedding SafeNet DSP into the Cisco Routers Series 1700, 2600, 3600 small office and mid-range routers. SafeNet DSP is also designed into Cisco's PIX Firewall. In addition, Cisco is private labeling SafeNet/Soft-PK as the "Cisco Secure Client". Revenues from Cisco consist mainly of software licensing contracts and SafeNet Cryptset shipments.

INTERNET DYNAMICS: Private Labeling SafeNet/Soft PK as "Electronic Passport for IKE," to round out its Conclave Suite of Products. Revenues from Internet Dynamics come from software licensing fees.

NETWORK ALCHEMY: Private labeling SafeNet/Soft-PK to accelerate the deployment of Alchemy's high availability enterprise security solutions. Revenues from Network Alchemy come from software licensing fees.

CABLETRON SYSTEMS: Embedding SafeNet DSP into its SSR 2000 and 8000 SmartSwitch Routers. Revenues from Cabletron come mainly from consulting fees at this point.

NORTEL NETWORKS: Embedding SafeNet DSP into its Passport Series high-end, mid-range and switching routers. Revenues from Nortel come mainly from consulting fees at this point.

ALTIGA NETWORKS: Embedding SafeNet DSP into its C10, C20, and C50 VPN Concentrators. Altiga originally designed SafeNet/Cryptset into their concentrator series; revenues currently come from shipping SafeNet/Cryptset.

ANALOG DEVICES (ADI): IRE and ADI co-developed SafeNet DSP in January of 1999 to enable the integration of advanced cryptography into high performance telecommunications products. ADI provides revenue to IRE through chip royalties from sales of the co-developed SafeNet DSP encryption chip.

3COM CORPORATION: Private labeling both SafeNet/Soft-PK and SafeNet/VPN Policy Manager for client-to-LAN VPN connectivity that can be used with 3Com's PathBuilder(TM) and NETBuilder(R) VPN products. Revenues from 3Com come from software licensing fees for both SafeNet/Soft-PK and SafeNet/VPN Policy Manager.

SPRINGTIDE NETWORKS: Embedding SafeNet DSP into its IP Service Switch carrier-class switches and routers.

BORDERWARE TECHNOLOGIES: Private labeling SafeNet/Soft-PK as "BorderWare IPSec VPN Client" to round out its VPN offering with their the BorderWare Firewall Server(TM). Revenues from Borderware Technologies come from software licensing fees.

IN ADDITION, IRE HAS SEVERAL UNANNOUNCED CUSTOMER RELATIONSHIPS.

End User Customers:
IRE focuses its end-user marketing efforts on financial, commercial and government sales. Sales in the end user business are the result of direct and indirect sales of systems to large enterprise users. Revenues come from shipment of SafeNet products and technology.

IN 1999, IRE ANNOUNCED RELATIONSHIPS WITH THE FOLLOWING CUSTOMERS AND BUSINESS
PARTNERS:

DOMESTICALLY:

INTERNAL REVENUE SERVICE (IRS): The IRS purchased IRE's SafeNet Enterprise products to protect its Secure Dial In (SDI) program, an enterprise-wide communication system that supports virtually every division within the agency, connecting more than 14,000 IRS employees.

ORANGE COAST DATACOMM: Entered into an agreement to distribute IRE's SafeNet VPN products and services.

IDEAL TECHNOLOGY SOLUTIONS, U.S. (ITS US): ITS US licensed SafeNet/Soft-PKTM an application that will accelerate the utilization of the AIAG ANX(R) making it possible for small and medium-sized auto suppliers to take advantage of the ANX by significantly reducing costs.

SYSTEMS SOFTWARE INTERNATIONAL: Systems Software International is a systems integrator for Lockheed Martin. They purchased IRE's SafeNet/Speed for use in their network.

VERISIGN: In January of 1999, Verisign and IRE presented a first-of-its-kind remote access demonstration at the RSA Conference and ComNet Show. Through IRE's SafeNet/Soft-PK and VeriSign's OnSite(sm), we demonstrated the integration of Security and PKI Interoperability. In July of 1999, Verisign and IRE announced a strategic relationship that includes sales and marketing programs to offer customers integrated solutions for their VPN and Public Key Infrastructure (PKI) requirements.

INTERNATIONAL:

MITSUBISHI CORP.: On May 24, 1999, IRE announced the availability of SafeNet/Soft and SafeNet/Smart in Japanese language format. The Japanese clients were made available for Mitsubishi, our distribution partner in Japan.

NOMURA RESEARCH INSTITUTE (NRI): On August 17, 1999, Nomura Research Institute
(NRI), systems integrator for IRE in Japan, has expanded its use of IRE's VPN products and services. NRI selected IRE's SafeNet/Trusted Services to provide low-cost, comprehensive VPN management for an extranet that connects more than thirteen securities brokerage firms for electronic trading communication. NRI has been using our SafeNet technology since 1998 to protect the transmission of sensitive financial information.

EASTWIND TECHNOLOGIES (EWT): On June 23, 1999, IRE announced a formal distribution agreement with EWT to launch the Safe Internet VPN Service, the first managed VPN service program in Taiwan, based on IRE's technology and managed VPN Service, SafeNet Trusted Services.

OSAKA MEDIA PORT (OMP): On March 25, 1999, IRE announced at a prestigious forum on electronic commerce in Osaka, Japan the formal introduction of OMP's SafeNet Services. OMP's SafeNet Service is a secure Internet-based VPN service offered by OMP, IRE's alliance partner in Osaka.

TELSUL SYSTEMS: On December 7, 1999, IRE announced a formal licensing agreement with Telsul Systems to distribute and support IRE's SafeNet(TM) technology and provide the first managed VPN service in Brazil.

IN ADDITION, IRE HAS SEVERAL UNANNOUNCED CUSTOMER RELATIONSHIPS.


SALES AND MARKETING
--------------------------------------------------------------------------------

Sales
IRE has continued to sell through both direct sales and indirect distribution channels in order to expand worldwide sales coverage. In North America, we sell our products primarily through Value Added Resellers and Internet Service Providers in addition to some direct sales. In Europe, we sell our products through a direct sales force. Outside of such territories, we sell our products through distributors of communication or information security products. A global sales organization provides support for these distribution channels. OEM sales efforts are sold through partners and direct sales.

Marketing
In 1999, IRE's marketing program continued trade show participation and increased coverage of IRE's technology and products in leading trade publications. We have increased our emphasis on developing awareness of the SafeNet brand through our public relations efforts and joint marketing arrangements with our strategic relationships. IRE has also increased its use of direct marketing programs through email, direct mail, and web-based promotions. We have instituted the process of customer focus groups to ascertain the requirements of our existing and prospective end-user and OEM customers. Our success in embedding our technology in leading networking vendors has helped us to gain market awareness. IRE will continue its endeavor in co-branding SafeNet technology to industry leaders to increase market mind share.


CLIENT SUPPORT AND PRODUCT WARRANTIES
--------------------------------------------------------------------------------
IRE provides support for clients through a staff of support engineers knowledgeable in both IRE's network security systems and products and complex computer networks. In addition to supporting clients, this group of engineers performs system level quality assurance testing of new products and product enhancements. IRE provides client telephone support, including 24 hour a day "hot line" support. In addition, we offer on-site training, installation and trouble-shooting services, generally on a fee basis.

IRE provides limited warranties on its products for one year from acceptance of a product. After warranty expiration, clients may purchase an extended warranty support contract. This contract extends warranty service for an additional one-year period, providing repair or replacement of defective products and telephone support. We also offer support on a time and materials basis.

MANUFACTURING AND INVENTORY
--------------------------------------------------------------------------------
Components for IRE's products are purchased from a limited number of electronic parts manufacturers and distributors. Electronic assembly firms are used to mount components onto printed circuit boards according to designs and instructions provided by IRE's engineers. Since the components are readily available from other suppliers and since there are several electronic assembly firms available, a change in suppliers would not have a material effect on IRE's operations. However, while we have not experienced any significant supply problems in the past, it is possible that in the future we may encounter shortages in parts, components, or other elements vital to the manufacture, production and sale of its products.

IRE anticipates that it will continue to utilize qualified suppliers and electronic assembly firms to produce sub-assemblies. We presently perform system integration, final assembly and testing which consists of assembling the cases containing the product components; attaching integrated circuits, which contain the specific computer instructions and algorithms, to printed circuit boards; labeling; adding serial numbers; testing; packaging and shipping. IRE has and will continue to utilize contract manufacturers for products requiring high volume production.

While IRE and ADI jointly developed the SafeNet/DSP, ADI will be the manufacturer and point of procurement for the chip. We may seek other partners similar to ADI for future product manufacturing and procurements.


COMPETITION
--------------------------------------------------------------------------------
The VPN market is highly competitive and subject to rapid technological changes. IRE believes that competition in this market is likely to intensify as a result of increasing demand for Internet security technology and products. There are several companies in this field that have been established longer than IRE, and have greater financial, research, service support and marketing resources than those of IRE. There is also a number of other data encryption methods and security technology on the market, both hardware and software, which compete with our products.

Management believes that the principal competitive factors affecting the VPN market include standards compliance, quality/reliability, technical features, network compatibility, ease of use, client service and support, distribution and price. Although IRE believes its technology and products currently compete favorably with respect to such factors, there can be no assurance that IRE can maintain its competitive position against current and potential competitors.

If the VPN market continues to develop, it will likely be characterized by rapid advances in technology and the continuing introduction of new products which could render the existing technology upon which IRE's technology and products are based obsolete or non-competitive. This risk will increase to the extent that our competitors include manufacturers of computer equipment and Internet appliances to which our products relate, since such manufacturers may be in a better position than us to develop security products in anticipation of developments in their computer equipment.

PATENTS AND INTELLECTUAL PROPERTIES
--------------------------------------------------------------------------------
Between 1996 and 1999, IRE was awarded three United States Patents covering portable encrypting and authenticating network interface devices such as modems. The patents provide IRE with ownership rights to a technology that IRE believes will be applicable to the growth of computer networks, such as the Internet. The patents cover various forms of pocket-sized devices including PCMCIA and Smartcard-based secure tokens and are adaptable to modems and newer network technologies including ISDN, ADSL and cable modems. Our products covered by the patents include the SafeNet/Dial and the AX400. Additional foreign patent applications, which cover the same products and technology, are pending.

IRE has eleven United States patents pending and an international application related to its SafeNet/DSP integrated circuit development activities.

IRE has acquired a worldwide license under a United States Patent for a self-authenticating fingerprint identification card for certain computer security and financial applications.

The computer software source codes, which are essential elements of IRE's products, are the proprietary trade secrets of and are copyrighted by IRE. The protection of proprietary technology and information developed by us will be limited to such protection as we may be able to secure pursuant to trade secret or copyright laws or under any confidentiality agreements which we may enter. IRE owns federally registered trademarks for IRE name and for certain of its products; however, there is no assurance as to the validity, enforceability or lack of infringement of such trademarks.

At present, IRE is a party to confidentiality agreements with its officers, directors and employees. There can be no assurance that the scope of any such protection IRE is able to secure will be adequate to protect its proprietary information, or that IRE will have the financial resources to engage in litigation against parties who may infringe such proprietary technology or copyrights. In addition, there can be no assurance that others will not develop similar technology independently of IRE.

IRE believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.


EMPLOYEES
--------------------------------------------------------------------------------
As of March 20, 2000, IRE had approximately 124 employees, of whom 16 are engaged in assembly and quality control, 18 in administration and financial control, 60 in engineering, development and client support, and 30 in marketing and sales. IRE employs 85 employees in the United States and 39 employees are in Switzerland.

RISK FACTORS
--------------------------------------------------------------------------------
We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of the risks we face.

We Have a History of Losses And May Incur Future Losses
We have experienced substantial net losses in each of the last three years. As of December 31, 1999, we had an accumulated deficit of $17,681,000. In addition, we intend to increase our expenditures in all areas in order to execute our business plan. As a result, we may incur substantial additional losses. The likelihood of our success must be considered in light of the problems, expenses and delays frequently encountered in connection with new technologies utilized in connection with the transition to an Internet VPN business with an original equipment manufacturer (OEM) model and the competitive environment in which we operate. Although our revenues have grown in recent periods, revenues for the year ended December 31, 1999 declined by 19% or $4,315,000 from the revenues for the year ended December 31, 1998. Sales of products for use on legacy networks continued to decline while revenues of Internet VPN products were stable. There can be no assurance that the decline in revenues will not continue. Therefore, you should not consider our historical results indicative of future revenue levels or operating results. We may never achieve profitability. Even if we do, we may not be able to sustain it.

Establishment of a Technology Business Group
We recently announced that as of January 1, 2000, our United States operations will be divided into two operating groups in order to utilize our resources better. The Products Group will be responsible for the sale, customer support, development and production of our legacy network security products that will continue to be sold directly to end users. The Technology Group will be responsible for the sale, customer support and development of products, chips and software, that will be sold to companies that will embed our products into their products for ultimate sale to end users.

We and Analog Devices, Inc. (ADI) have jointly developed SafeNet/DSP, a chip that ADI will be the manufacturer and point of procurement for the chip. While we have several design wins for this chip, there is no assurance that these wins will generate significant royalty income for us.

We have negotiated several SafeNet/Soft-PK license agreements with OEM's; however, there is always the possibility that new product development by either our competitors or us will cause this product to become obsolete or non-competitive.

In order for the Technology group to be successful in this market, new products that can be embedded in personal computers and other personal communication devices will have to be developed. The development of this technology, whether purchased or developed internally, will be costly.

For these reasons, there can be no assurances that the Technology Group will generate significant revenues or operate profitably in the near future.

Our Quarterly Operating Results May Fluctuate and Our Future Revenues and Profitability Are Uncertain
We have experienced significant quarterly fluctuations in our operating results and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations including:

[ ]   market acceptance and demand for our products;
[ ] length of sales cycle including the size, timing, cancellation or delay of customer orders;
[ ] introduction of new products and product enhancements by us or our competitors;
[ ]   market acceptance of new products introduced by us or our competitors;
[ ]   budgeting cycles of customers;
[ ]   the timing and execution of individual contracts;
[ ]   the product mix sold in a given quarter;
[ ] changes in the percentage of revenues attributable to OEM license fees and royalties;
[ ]   length of time required by OEM's to embed our products into their products;
[ ] the percentage of products sold through our direct sales force and our indirect distribution channels;
[ ]   product development expenses;
[ ]   competitive conditions in the industry; and
[ ]   changes in general economic conditions.

Revenues from our Technology group activities also tend to fluctuate as development projects, which may continue over several quarters, are undertaken or completed. Also, we have historically recognized a substantial portion of our legacy product revenues in the last month of each quarter, and even in the last week or last several days of each quarter. Because we have little or no backlog, quarterly revenues and operating results depend on the volume and timing of orders received during each quarter, especially during the last several weeks and days of each quarter, which are difficult to forecast.

Our expenses are based, in part, on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. We may be unable to predict our future revenues accurately or to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to our expectations could cause significant declines in our quarterly operating results.

Due to all of the foregoing factors, our quarterly revenues and operating results are difficult to forecast. Therefore, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful, and you should not rely upon them as an indication of our future performance. Also, it is likely that our operating results will fall below our expectations and the expectations of securities analysts or investors in some future quarter. In such event, the market price of our common stock could be materially adversely affected.

Possible Impairment of Intangible Assets
As of December 31, 1999, we had $2,593,000 of goodwill and computer software development costs. We amortize goodwill over ten years and computer software development costs over three to five years beginning on product release dates. In future periods, we will experience significant charges to expense related to the amortization of these assets. Material adverse changes in the market acceptance of our products could result in acceleration of the amortization period that could have a material adverse effect on our earnings.

Our International Operations Are Subject to Certain Risks
On October 31, 1995, we acquired our European subsidiary. Prior to that date, we had limited experience in business operations outside the United States and there can be no assurance that we will be able to compete successfully in international markets. The subsidiary accounted for approximately 44% of our revenues in 1996, 34% in 1997, 50% in 1998 and 44% in 1999. Since VPN products are beginning to replace the old legacy networks that utilize its products, there is no assurance that the subsidiary's revenues will continue at current levels or grow. In addition, there can be no assurance that the subsidiary will develop VPN products that will be marketable in the European market.

Expansion into the international markets has required and will continue to require significant management attention and resources. Our international business is subject to a number of risks including:

[ ]   compliance with special telecommunications standards;
[ ]   export regulations and restrictions;
[ ]   currency exchange rates, tariffs and other barriers;
[ ]   difficulties in staffing and managing foreign subsidiary operations;
[ ]   longer payment cycles;
[ ]   greater difficulty in accounts receivable collections;
[ ]   political instability;
[ ]   potentially adverse tax consequences; and
[ ] specialized inventory requirements applicable to particular foreign countries or markets.

There can be no assurance that these factors will not have an adverse impact on our future international sales or operating results. We do not currently engage in international currency hedging transactions. To the extent that we are unable to match revenue received in foreign currencies with expenses paid in the same currency, we may be exposed to possible losses on international currency transactions that could harm our business.

Our Market Is New and Evolving
We design, manufacture and market enterprise network security technology and systems that enable the deployment of secure VPN solutions over the Internet and other shared public networks. In order to be successful, VPN's must be widely adopted, in a timely manner, as a means of trusted and secure electronic commerce and communications. Because electronic commerce and communications over the Internet are new and evolving, it is difficult to predict the size of this market and its sustainable growth rate. Accordingly, the demand for our network security systems is very uncertain. Even if the market for electronic commerce and communications over VPN's grows, our product line may not be widely accepted. Among the factors that may affect the level of market acceptance of our VPN solutions are:

[ ] the ability of the Internet infrastructure to accommodate increased levels of usage;
[ ]   the development or adoption of new Internet standards and protocols;
[ ] market acceptance of products and services based upon technologies other than those we use;
[ ]   the public's perception of the need for security products;
[ ] developments in the hardware and software environments in which these products operate;
[ ] government regulations affecting electronic commerce and communications over the Internet and other networks; and
[ ]   general economic conditions.

Any of these factors could materially harm our business.

Risks of Changes in Technology and Industry Standards
The network security industry is characterized by rapid changes, including evolving industry standards, frequent new product introductions, continuing advances in technology and changes in customer requirements and preferences. We expect technological developments to continue at a rapid pace in the computer and communications industries, and there can be no assurance that technological developments will not cause our technology to be rendered obsolete or non-competitive.

Our future products may not keep pace with technological changes implemented by competitors, developers of operating systems or networking systems, or persons seeking to breach network security. The introduction of new technologies could also require us to invest in research and development at much higher rates with no assurance of developing competitive products. Changes in technologies or customer requirements may also cause the development cycle for our new products to be significantly longer than our historical product development cycle, resulting in higher development costs or a loss in market share. Our products may not satisfy evolving preferences of customers and prospects. Failure to develop and introduce new products and improve current products in a timely fashion could adversely effect us. Because of the complexity of our products, which operate on or utilize multiple platforms and communications protocols, we have from time to time experienced delays in introducing new products and product enhancements primarily due to development difficulties or shortages of development personnel. There can be no assurance that we will not experience longer delays or other difficulties that could delay or prevent the successful development, introduction or marketing of new products or product enhancements.

Restrictions on the Export of Some of Our Products.
We currently sell our products internationally and intend to continue to expand our relationships with international distributors and resellers. Our international sales and operations could be subject to the following risks:

[ ]   the imposition of governmental controls;
[ ]   export license requirements;
[ ]   restrictions on the export of critical technology;
[ ]   trade restrictions; and
[ ]   changes in tariffs.

Some of our network security products are cryptographic devices and are subject to the export restrictions administered by the Bureau of Export Control, U.S. Department of Commerce. These restrictions permit the export of encryption products based on country, algorithm and class of end user. They prohibit the export of encryption products to a number of countries and to business entities that are not included in a range of end-users. There is no assurance, however, that the applicable regulations or policies concerning the export of such technology will not become more restrictive. Our foreign distributors may also be required to secure licenses or formal permission before encryption products can be imported.

We Face Intense Competition
Our industry is relatively new, highly competitive and subject to rapid technological changes. Our success will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with companies that have substantially greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We expect to face increasing competitive pressures from our current competitors and new market entrants. This competitive risk will increase to the extent that our competitors begin to include software vendors, network providers, and manufacturers of networking and computer equipment and communication devices. These manufacturers and network providers may be in a better position to develop security products in anticipation of developments in their products and networks. Competitive factors in the network security industry include:

[ ]   price;
[ ]   product features and quality;
[ ]   degree of security and technical specifications;
[ ]   product ease of use;
[ ]   conformance to industry standards;
[ ]   product support;
[ ]   and the ability to deliver engineering enhancements.

There can be no assurance that we can continue to compete successfully against new or existing competitors.

Market Consolidation May Create More Formidable Competitors
There has been substantial consolidation in the information security industry, and we expect that there will be significant additional consolidation in the near future. As a result of that increasing consolidation, we expect that we will increasingly compete with larger firms that have broader product offerings and greater financial resources. We believe that such competition may have a significant negative effect on our current and developing collaborative, marketing, distribution and reselling relationships, our product pricing and our product development budget and capabilities. Any of those negative effects can significantly impair our financial condition and our results of operations.

Risk of Inadequate Protection for Our Proprietary Technologies
Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to protect our proprietary technology. Although we hold several patents and have several pending patent applications that cover certain aspects of our technology, such patents and patent applications do not protect some of our security products. Our current and future patent applications may not be granted. Additionally, our patents may not be sufficiently broad to protect the core technology critical to our security products.

Confidentiality agreements and other methods on which we rely to protect our trade secrets and proprietary information and rights may not be adequate to protect our proprietary rights. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to deter misappropriation or independent third-party development of our technology or prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Our trade secrets or non-disclosure agreements may not provide meaningful protection of our proprietary information. Also, others may independently develop similar technologies or duplicate any technology developed by us. Our inability to protect our proprietary rights would have a material adverse effect on our financial condition and results of operations.

Further, as the number of network security products in the industry increases and the functionality of these products further overlaps, we may become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. Third parties could assert infringement or misappropriation claims against us in the future with respect to current or future products. We may also be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protectable in jurisdictions where protection is ordinarily available. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on our financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on our financial condition and results of operations.

Risks Relating to Evolving Distribution Channels
We rely on both our direct sales force and an indirect channel distribution strategy for the sale and marketing of our products. Our sales and marketing organization may be unable to successfully compete against the more extensive and well-funded sales and marketing operations of certain of our current and future competitors. We may also be unable to continue to attract integrators and resellers that can market our legacy products effectively and provide timely and cost-effective customer support and service. Additionally, our distributors, integrators and resellers may carry competing lines of network security solutions. The loss of important sales personnel, distributors, integrators or resellers could adversely effect us.

Risk of Product Development Delays
We may experience schedule overruns in product development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware or technologies. Further, when developing new network security products, our development schedules may be altered as a result of the discovery of software bugs, performance problems or changes to the product specification in response to customer requirements, technology market developments or self-initiated changes. All of these factors can cause a product to enter the market behind schedule, which may adversely effect market acceptance of the product or place it at a disadvantage to a competitor's product that has already gained market share or market acceptance during the delay.

Product Liability Risk
The sale and installation of our network security systems and products within the computer networks of our customers and the operation of our SafeNet(TM) facility entails a risk of product failure, product liability or other claims. An actual or perceived breach of network or computer security, regardless of whether such breach is attributable to our products, could adversely affect our reputation and our financial condition or results of operations. The complex nature of our products can make the detection of errors or failures difficult when products are introduced. If errors or failures are subsequently discovered, this may result in delays and lost revenues during the correction process. A malfunction or the inadequate design of our products could result in product liability claims. We attempt to reduce the risk of such losses through warranty disclaimers and liability limitation clauses. However, we may not have obtained adequate contractual protection in all instances or where otherwise required under agreements we have entered into with others.

We currently maintain product liability insurance. However, our insurance coverage may not be adequate and any product liability claim for damages resulting from security breaches could be substantial. In the event of product liability litigation, insufficient insurance coverage could have a material adverse effect on our financial condition and results of operations. Further, certain customers and potential customers may require minimum product liability insurance coverage as a condition precedent to purchasing our products. Failure to satisfy such insurance requirements could impede our ability to achieve product sales, which would have a material adverse effect on our financial condition and results of operations. There is no assurance that such insurance will be available at a reasonable cost or will be sufficient to cover all possible liabilities.

Dependence Upon Third Party Suppliers and Contractors
We rely upon third party contractors for the manufacture of components and sub-assemblies for our legacy products. There is no assurance that we will be able to obtain and/or maintain satisfactory contractual relations with qualified vendors or suppliers. The unavailability of such third parties may substantially decrease our control of the cost, quality and timeliness of the manufacturing process. At present, we are not a party to any exclusive supply contracts with third party contractors for our legacy products. All purchases of components or parts for our products are accomplished by the use of purchase orders issued in the ordinary course of business. While we have not experienced any significant supply problems in the past, and there have been no materially late deliveries of components or parts, it is possible that in the future we may encounter shortages in parts, components, or other elements vital to the manufacture, production and sale of our products. Our business would suffer if the supply of such components was interrupted.

We Depend Upon Key Personnel
The network security industry is highly specialized and the competition for qualified employees is intense. We expect this to remain so for the foreseeable future. We believe our success depends significantly upon a number of key technical and management employees, and upon our ability to retain and hire additional key personnel. The loss of the services of key personnel or the inability to attract additional qualified personnel could materially and adversely effect our results of operations and product development efforts. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers, sales, technical, marketing and management personnel. Such personnel are particularly important to our research and development efforts, and to our growing Technology group business, where we employ a large number of technical personnel holding advanced degrees. Further, additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in further departures of our personnel, which could in turn harm our business and results of operation.

In 1997, we entered into a five-year employment agreement with Anthony A. Caputo, our Chairman, Chief Executive Officer and President. We also have a renewable one-year employment agreement with Douglas E. Kozlay, a co-founder and director. However, we have not historically provided such types of employment agreements to our other employees. This may adversely impact our ability to attract and retain the necessary technical, management and other key personnel.


We Do Not Pay Dividends
We have never paid nor declared any cash or other dividends on our common stock since our inception and we do not presently anticipate that dividends will be paid on our common stock in the foreseeable future.

=======
PART II
=======

ITEM 2 - PROPERTIES
================================================================================

IRE maintains its corporate and administrative facilities at 8029 Corporate Drive, Baltimore, Maryland. The building, constructed in 1988, has approximately 25,000 square feet and is also used for IRE's executive headquarters, United States production and SafeNet Trusted Services facilities. The lease, which expires in June 2003, requires us to pay real estate taxes, insurance and maintenance. The lease, which provides for annual increases in rentals during each year of the lease, requires us to pay approximately $190,000 in 2000.

GDS leases approximately 20,000 square feet for its administrative and production facilities in Regensdorf, Switzerland. The lease, which expires on December 31, 2003, calls for an annual rental of approximately $244,000.

IRE also leases office space in Danvers, Massachusetts at annual rental of approximately $75,000.



ITEM 3 - LEGAL PROCEEDINGS
================================================================================

IRE knows of no litigation or proceeding, pending or threatened, to which IRE is or may become a party.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
================================================================================

There were no matters submitted to the vote of Security Holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS
================================================================================

IRE's Common Stock is listed on the Nasdaq National Market under the symbol IREG. The following table sets forth the quarterly range of per share high and low sales prices for IRE's Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                               HIGH         LOW
                                               ----         ---
2000:
-----
  First Quarter (through March 20, 2000)         $ 44.56     $ 19.81
1999:
-----
  Fourth Quarter                                   25.75       13.00
  Third Quarter                                    31.94       16.00
  Second Quarter                                   32.50       11.00
  First Quarter                                    20.88        9.06
1998:
-----
  Fourth Quarter                                   10.94        3.56
  Third Quarter                                     8.00        2.75
  Second Quarter                                    9.00        6.75
  First Quarter                                     9.13        5.75
1997:
-----
  Fourth Quarter                                   11.38        6.00
  Third Quarter                                    15.75       10.63
  Second Quarter                                   14.50        6.25
  First Quarter                                    10.75        6.88

On March 20, 2000, the last reported per share sale price of IRE's Common Stock on the Nasdaq National Market was $33.375. As of that date, there were approximately 145 holders of record of the Common Stock and 3000 beneficial holders of the Common Stock. We have not paid dividends on our Common Stock and intend for the foreseeable future to retain earnings, if any, to finance the expansion and development of its business.



ITEM 6 - SELECTED FINANCIAL DATA
================================================================================

The selected financial data set forth below as of and for each of the five-years ended December 31, 1999 are derived from our audited financial statements as included herein. The selected financial data is qualified by and should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)

                                                                              Year Ended December 31,
                                                     --------------------------------------------------------------------
(in thousands, except per share data)                   1999          1998          1997          1996          1995
                                                     ------------  ------------  ------------  ------------  ------------
Revenues                                              $   18,927    $   23,242    $   16,007    $   14,317    $    8,149

Cost of revenues                                           7,228         9,793         6,971         7,672         3,318
                                                     ------------  ------------  ------------  ------------  ------------

      Gross profit                                        11,699        13,449         9,036         6,645         4,831
                                                     ------------  ------------  ------------  ------------  ------------


Research and development expenses                          5,851         4,625         3,756         3,840         1,299

Sales and marketing expenses                               6,524         7,312         6,720         4,693         1,979

General and administrative expense                         2,730         2,944         2,571         2,976         1,331

Reserve for (recovery of) Cyberguard advance                (375)          772             -             -             -

Amortization of acquired intangible assets                    94           122           122           733           631

Write-off of unamortized acquired
      intangible assets from the Connective

      Strategies, Inc. acquisition                             -             -             -         2,216             -
                                                     ------------  ------------  ------------  ------------  ------------

      Total operating expenses                            14,824        15,775        13,169        14,458         5,240
                                                     ------------  ------------  ------------  ------------  ------------


      Operating loss                                      (3,125)       (2,326)       (4,133)       (7,813)         (409)


Interest income (expense), net                               150           259           495           728           (96)
                                                     ------------  ------------  ------------  ------------  ------------


      Loss before income taxes                            (2,975)       (2,067)       (3,638)       (7,085)         (505)


Income tax expense                                            85           319             -             -           190
                                                     ------------  ------------  ------------  ------------  ------------


      Net loss                                            (3,060)       (2,386)       (3,638)       (7,085)         (695)
                                                     ============  ============  ============  ============  ============


Preferred stock dividends                                      -             -             -             -            82
                                                     ------------  ------------  ------------  ------------  ------------
      Net loss attributable to
      common stock                                    $   (3,060)   $   (2,386)   $   (3,638)   $   (7,085)   $     (777)
                                                     ============  ============  ============  ============  ============


Loss per common share - basic and diluted             $    (0.56)   $    (0.44)   $    (0.67)   $    (1.34)   $    (0.20)
                                                     ============  ============  ============  ============  ============

Weighted average number of common

      shares outstanding                                   5,504         5,409         5,462         5,305         3,826
                                                     ============  ============  ============  ============  ============





                                                                                 At December 31,
                                                     --------------------------------------------------------------------
(in thousands, except per share data)                   1999          1998          1997          1996          1995
                                                     ------------  ------------  ------------  ------------  ------------

Balance Sheet Data:

Working capital                                           23,035        11,081        12,499        16,664         2,186

Intangible assets                                          2,593         2,159         2,365         2,223         4,927

Total assets                                              31,896        18,940        21,531        24,653        15,472

Long-term debt                                                 -             -             -            17            47

Stockholders' equity                                      27,636        15,400        17,980        21,861         8,216

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause IRE's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic OEM agreements, sufficient cash flow to support IRE's liquidity requirements, other competitive factors leading to a decrease in anticipated revenues and gross profit margins and product development expenses.

OVERVIEW

IRE DESIGNS, manufactures and markets enterprise network security solutions using encryption technology. Our products are used in electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks, such as the Internet. Our European operations design, manufacture and market cryptographic equipment primarily in Switzerland and Europe.

IRE's historical operating results have been dependent on a variety of factors including, but not limited to, the length of the sales cycle, the timing of orders from and shipments to clients, product development expenses and the timing of development and introduction of new products. Our expense levels are based, in part, on expectations of future revenues. The size and timing of our historical revenues have varied substantially from quarter to quarter and year to year. Accordingly, the results of a particular period, or period to period comparisons of recorded sales and profits may not be indicative of future operating results.

While management is committed to the long-term profitability of IRE, the recent growth of the computer security industry has made it important that market share be obtained. We have undertaken various strategies in order to increase our revenues and improve our future operating results, including new product offerings such as our SafeNet products for the Internet and the SafeNet/Security Center(TM), a high performance workstation that automatically manages SafeNet products and the development of integrated circuits for the original equipment market. Management believes that growth in the market for products that provide secure remote access to computer networks requires IRE to increase its investment in development, sales and marketing activities to allow IRE to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

RESULTS OF OPERATIONS OF IRE

The following table sets forth certain Consolidated Statement of Operations data of IRE as a percentage of revenues for the years ended December 31:

                                                             1999            1998                1997
                                                         -------------   -------------   -------------
Revenues                                                          100%            100%            100%
Cost of revenues                                                   38              42              44
                                                         -------------   -------------   -------------
                   Gross profit                                    62              58              56
                                                         -------------   -------------   -------------
Research and development expenses                                  31              20              23
Sales and marketing expenses                                       34              31              42
General and administrative expense                                 14              13              16
Amortization of acquired intangible assets                          1               1               1
Reserve for (recovery of) Cyberguard advance                       (2)              3               -
                                                         -------------   -------------   -------------
                   Total operating expenses                        78              68              82
                                                         -------------   -------------   -------------
                   Operating loss                                 (16)            (10)            (26)
Interest income, net                                                1               1               3
                                                         -------------   -------------   -------------
                   Loss before income taxes                       (15)             (9)            (23)
Income tax expense                                                  1               1               -
                                                         -------------   -------------   -------------
                   Net loss                                       (16)%           (10)%           (23)%
                                                         =============   =============   =============

IRE has two reportable segments: network security products designed and manufactured in the United States ("domestic operations") and network security products designed and manufactured outside the United States ("European operations"). The segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues decreased 19%, or $4,315,000, to $18,927,000 for the year ended December 31, 1999, from $23,242,000 in 1998. Of the decrease, $3,255,000 is the reduction in revenues of European operations. European operations revenues decreased $3,255,000 as a result of the completion of a large contract during 1999 and a reduction of sales to financial institutions in Europe due to Year 2000 concerns. The remainder of the decrease, $1,060,000 is attributable to a decrease in sales of legacy products in the United States.

Gross margin increased to 62% for the year ended December 31, 1999, from 58% in 1998. Margins on sales of software licenses and encryption chips to OEM customers were 74% in 1999, leading the increase.

Research and development expenses increased 27%, or $1,226,000, to $5,851,000 for the year ended December 31, 1999, from $4,625,000 for 1998. The increase was primarily due to increased personnel related costs and increased outside engineering expenses related to IRE's integrated circuit development projects in its domestic operations. As a percentage of revenues, the expenses were 31% and 20% in 1999 and 1998, respectively.

Sales and marketing expenses decreased by 11%, or $789,000, to $6,524,000 for the year ended December 31, 1999, from $7,312,000 in 1998. The decrease is primarily due to a reduction in personnel costs, reduced travel and participation in fewer trade shows. As a percentage of revenues, the expenses were 34% and 31% in 1999 and 1998, respectively.

General and administrative expenses ("G&A") decreased by 7%, or $214,000, to $2,730,000 for the year ended December 31, 1999, from $2,944,000 in 1998. The primary reason for the decrease was the professional fees and other costs incurred in 1998 for the proxy dispute (see page 29). As a percentage of revenues, G&A expenses were 14% and 13% in 1999 and 1998, respectively.

In August 1996, IRE signed a two year Joint Development and Marketing Agreement with CyberGuard Corporation ("CyberGuard"). The companies intended to develop and market a product that combined IRE's SafeNet products and CyberGuard's Firewall product. In connection therewith, we prepaid a refundable license fee to CyberGuard. In June 1998, a Distribution Agreement and an Original Equipment Agreement replaced the original agreement. Under these agreements, CyberGuard agreed to repay on December 31, 1998 the original $1,000,000 advance less used license fees and a right to manufacture fee. CyberGuard failed to honor its obligation to repay the unused license fee. Since we could not ascertain the ultimate viability of CyberGuard as a result of its August 1998 announcement that it was experiencing significant pressure on its liquidity and the January 1999 delisting of CyberGuard's securities from the Nasdaq Stock Market, IRE reserved the remaining balance ($772,000) as of December 31, 1998. During 1999, we agreed to accept a $650,000 note receivable from CyberGuard as payment in full on CyberGuard's obligation. IRE received $375,000 on the note in 1999 and expects the remaining balance in two equal installments of $137,500 during the year ending December 31, 2000.

The operating loss increased by 34% or $799,000 to $3,125,000 in 1999 from $2,326,000 in 1998. The European operations had a $1,690,000 decrease in operating profit due to the reduction in sales of their products. The domestic operations had a $891,000 decrease in its operating loss mainly due to increase sales of software licenses and chips to OEM customers.

Interest income declined from $259,000 in 1998 to $150,000 in 1999 due to lower interest rates and a decline in funds available for investment.

The income tax expense of $85,000 for the year ended December 31, 1999 was for taxes on the income of the European operations, which had an income tax liability of $319,000 in 1998. IRE had no United States income tax benefit in either year. A valuation allowance for the full amount of the United States net deferred tax asset has been established since IRE's ability to use the United States net operating loss is dependent upon future taxable income.

IRE had a net loss of $3,060,000 for the year ended December 31, 1999 compared to a net loss of $2,386,000 in 1998. The loss per common share (basic and diluted) was $0.56 for the year ended December 31, 1999, compared to a net loss of $0.44 per common share in 1998.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues increased 45%, or $7,235,000, to $23,242,000 for the year ended December 31, 1998, from $16,007,000 in 1997. Of the increase, $6,144,000 is the result of a strong performance by the European operations where large quantities of IRE's products were delivered to several financial institutions in Europe.

The remainder of the increase, $1,091,000 is attributable to network security systems, services and products of the domestic operations.

Gross margin increased to 58% for the year ended December 31, 1998, from 56% in 1997. Higher margins on products in the European operations as a result of changes in product mix offset a decline in margins in the domestic operations due to a decline in product margins.

Research and development expenses increased 23%, or $869,000, to $4,625,000 for the year ended December 31, 1998, from $3,756,000 for 1997. The increase was primarily due to increased personnel related costs and increased outside engineering expenses related to IRE's integrated circuit development projects in the domestic operations. As a percentage of revenues, the expenses were 20% and 23% in 1998 and 1997, respectively.

Sales and marketing expenses increased by 9%, or $592,000, to $7,312,000 for the year ended December 31, 1998, from $6,720,000 in 1997. The increase is primarily due to increased public relations and marketing activities by the domestic operations. As a percentage of revenues, the expenses were 31% and 42% in 1998 and 1997, respectively.

General and administrative expenses ("G&A") increased by 15%, or $373,000, to $2,944,000 for the year ended December 31, 1998, from $2,571,000 in 1997. The primary reasons for the increase were the professional fees, mailing and printing costs and other expenses related to an extended, contested and litigated proxy solicitation process for the election of directors. At the conclusion of the proxy contest, IRE's shareholders voted, by a wide margin, for incumbent directors. The expenses associated with that process were $333,000. As a percentage of revenues, G&A expenses were 13% and 16% in 1998 and 1997, respectively.

The operating loss decreased by 44% or $1,806,000 to $2,326,000 in 1998 from $4,133,000 in 1997. The European operations had a $4,006,000 increase in operating profit due to higher revenues and improved gross margins. The domestic segment had a $2,200,000 increase in its operating loss mainly due to increased engineering and marketing expenses, expenses associated with the proxy contest and the CyberGuard reserve of $772,000.

The decline in interest income is due to lower interest rates and a decline in funds available for investment.

The income tax expense of $319,000 for the year ended December 31, 1998 was for taxes on the income of the European operations, which had no income tax liability in 1997. we had no United States income tax benefit in either year. A valuation allowance for the full amount of the United States net deferred tax asset has been established since IRE's ability to use the United States net operating loss is dependent upon future taxable income.

IRE had a net loss of $2,386,000 for the year ended December 31, 1998 compared to a net loss of $3,638,000 in 1997. The loss per common share (basic and diluted) was $0.44 for the year ended December 31, 1998, compared to a net loss of $0.67 per common share in 1997.

LIQUIDITY AND CAPITAL RESOURCES

IRE believes that its current cash resources, together with the cash flows from operations, will be sufficient to meet its needs for the next year. As of December 31, 1999, IRE had working capital of $23,035,000 including cash and cash equivalents of $19,161,000 and short-term investments of $501,000.

In 1999, cash and cash equivalents increased $13,296,000. The increase was mainly attributable to proceeds of $14,032,000 from the issuance of common stock through a private placement financing in December, 1999. Other cash provided by financing activities in 1999 included $2,036,000 from the exercise of stock options and warrants. Cash used in investing activities during 1999 included investments in computer software development costs and equipment totaling $1,058,000 and $493,000, respectively.

In 1998, cash and cash equivalents decreased $1,356,000. The decrease was a direct result of the effects of IRE's $2,386,000 net loss. Additional reductions in operating cash included a $1,527,000 increase in accounts receivable. Cash used in financing activities was up in 1998 due to approximately $696,000 in treasury stock purchases. Net maturities of short-term investments provided cash of $2,339,000 for the year.

In 1997, cash and cash equivalents decreased $4,695,000. Operating cash was used to fund the net loss of $3,638,000 and to offset the increase in accounts receivable of $1,707,000. Cash used in investing activities during 1997 included investments in computer software development costs and equipment totaling $506,000 and $307,000, respectively.

YEAR 2000 READINESS

During 1999, IRE executed a program to address the Year 2000 issue with respect to (i) IRE's information systems, (ii) IRE's non-information systems, and (iii) certain systems for IRE's major customers and suppliers. We have not experienced any disruptions in operations as a result of the Year 2000 issue. Management will continue to monitor its information systems and those of its significant customers and vendors throughout 2000.

INFLATION AND SEASONALITY

IRE does not believe that inflation will significantly impact its business. We do not believe our business is seasonal, however, because we generally recognize product revenues upon shipment and software revenues upon establishing fair value of undelivered elements, recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at fair value. Adoption of SFAS No. 133 is required for fiscal year 2001 and is not expected to have a material impact on IRE's financial position or results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
================================================================================

IRE's major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of December 31, 1999, our investment in our European operations was approximately $5,580,000. A 10% change in the average Swiss Franc exchange rate for the year ended December 31, 1999 would have changed our reported earnings for fiscal year 1999 by approximately $37,000. A 10% change in the December 31, 1999 Swiss Franc exchange rate would have changed IRE's reported currency translation adjustment for fiscal year 1999 by approximately $398,000.

At December 31, 1999, IRE did not have any interest bearing obligations. In addition, IRE does not hold any derivative instruments and does not have any commodity market risk.



ITEM 8 - FINANCIAL STATEMENTS
================================================================================

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                                               PAGE
                                                                                                               ----

Independent Auditors' Report                                                                                     32

Consolidated Balance Sheets as of December 31, 1999 and 1998                                                     33

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997                       34

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1999,
     1998 and 1997                                                                                               35

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997             36

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                    37-38

Notes to Consolidated Financial Statements                                                                    39-50

Schedule II Valuation and Qualifying Accounts                                                                    51

INDEPENDENT AUDITORS' REPORT
================================================================================


The Board of Directors
Information Resource Engineering, Inc.:


We have audited the accompanying consolidated balance sheets of Information Resource Engineering, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of IRE's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Information Resource Engineering, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Baltimore, Maryland
February 9, 2000

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998



                                                                                        1999                1998
                                                                                 -----------------   -----------------
                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $       19,161,442           5,865,682

     Short-term investments (note 2)                                                       500,715                  --
     Accounts receivable, net of allowance for doubtful
        accounts of $251,005 and $86,725                                                 4,404,560           4,918,988
     Inventories (note 3)                                                                2,945,527           3,533,312
     Prepaid expenses                                                                      282,147             303,653
                                                                                 -----------------   -----------------
                Total current assets                                                    27,294,391          14,621,635
Equipment and leasehold improvements, net (note 4)                                       1,423,987           1,556,486
Computer software development costs, net of accumulated
     amortization of $1,226,576 and $748,078                                             2,107,109           1,527,199
Goodwill, net of accumulated amortization
     of $481,334 and $387,314                                                              485,900             631,937
Prepaid license fees                                                                       132,545             165,000
Other assets                                                                               451,880             438,447
                                                                                 -----------------   -----------------
                                                                                $       31,895,812          18,940,704
                                                                                 =================   =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $        1,153,465           1,492,520
     Accrued expenses (note 5)                                                           1,633,976           1,733,191
     Deferred revenue                                                                    1,472,434             314,892
                                                                                 -----------------   -----------------
                Total liabilities                                                        4,259,875           3,540,603
                                                                                 -----------------   -----------------
Stockholders' equity (notes 6 and 10):
     Preferred stock, $.01 par value per share.
        Authorized 500,000 shares                                                               --                  --
     Common stock, $.01 par value per share.  Authorized
        15,000,000 shares, issued 6,541,483 shares in 1999 and
        5,466,527 shares in 1998                                                            65,415              54,665
     Additional paid-in capital                                                         46,546,647          31,041,854
     Accumulated deficit                                                              (17,681,212)        (14,620,690)
     Accumulated other comprehensive income (loss)                                     (1,294,913)           (379,875)
     Treasury stock, at cost, 174,000 shares in 1998                                            --           (695,853)
                                                                                 -----------------   -----------------
                Net stockholders' equity                                                27,635,937          15,400,101
                                                                                 -----------------   -----------------
Commitments (note 8)
                                                                                $       31,895,812          18,940,704
                                                                                 =================   =================


See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998, and 1997



                                                                      1999               1998               1997
                                                                -----------------  -----------------  -----------------
Revenues                                                      $       18,926,893         23,241,710         16,006,998
Cost of revenues                                                       7,227,880          9,792,558          6,971,144
                                                                -----------------  -----------------  -----------------
                Gross profit                                          11,699,013         13,449,152          9,035,854
                                                                -----------------  -----------------  -----------------

Research and development expenses                                      5,851,255          4,625,139          3,755,766
Sales and marketing expenses                                           6,523,441          7,312,497          6,720,075
General and administrative expenses                                    2,730,322          2,943,794          2,570,200
Amortization of acquired intangible assets                                94,020            122,328            122,324
Reserve for (recovery of) CyberGuard advance (note 11)                  (375,000)           771,655                 --
                                                                -----------------  -----------------  -----------------
                Total operating expenses                              14,824,038         15,775,413         13,168,365
                                                                -----------------  -----------------  -----------------
                Operating loss                                       (3,125,025)        (2,326,261)        (4,132,511)

Interest income, net                                                     149,636            259,157            494,809
                                                                -----------------  -----------------  -----------------
                Loss before income tax expense                        (2,975,389)        (2,067,104)         (3,637,702)


Income tax expense (note 7)                                               85,133            318,881                 --
                                                                -----------------  -----------------  -----------------
                Net loss                                      $       (3,060,522)        (2,385,985)        (3,637,702)
                                                                =================  =================  =================
Loss per common share -- basic and diluted                    $             (.56)              (.44)              (.67)
                                                                =================  =================  =================

Weighted average number of common shares
     outstanding -- basic and diluted                                  5,504,440          5,408,945          5,461,611
                                                                =================  =================  =================


See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

             Consolidated Statements of Comprehensive Income (Loss)

                  Years ended December 31, 1999, 1998 and 1997



                                                                        1999              1998              1997
                                                                   ----------------  ----------------  ----------------
Net loss                                                         $     (3,060,522)       (2,385,985)       (3,637,702)

Other comprehensive income (loss) --
     foreign currency translation adjustment                             (915,038)           389,224         (255,172)
                                                                   ----------------  ----------------  ----------------
                Comprehensive loss                               $     (3,975,560)       (1,996,761)       (3,892,874)
                                                                   ================  ================  ================


See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1999, 1998 and 1997


                                                                                                                       ACCUMULATED
                                                                                                                          OTHER
                                                        COMMON STOCK               ADDITIONAL                         COMPREHENSIVE
                                                 --------------------------         PAID-IN         ACCUMULATED           INCOME
                                                  SHARES           AMOUNT           CAPITAL           DEFICIT             (LOSS)
                                                 --------------------------       -------------    --------------      -----------
 Balance at December 31, 1996                     5,458,127    $     54,581      $   30,917,584   $    (8,597,003)    $   (513,927)

      Stock options exercised                         4,600              46              11,693                --               --

      Net loss for 1997                                  --              --                  --        (3,637,702)              --

      Foreign currency translation adjustment            --              --                  --                --         (255,172)
                                                 ----------     -----------       -------------    --------------      -----------
Balance at December 31, 1997                      5,462,727    $     54,627      $   30,929,277   $   (12,234,705)    $   (769,099)

     Stock options exercised                          3,800              38               9,750                --               --

     Stock option compensation                           --              --             102,827                --               --

     Net loss for 1998                                   --              --                  --        (2,385,985)              --

     Foreign currency translation adjustment             --              --                  --                --          389,224

     Treasury stock purchases (note 6)                   --              --                  --                --               --
                                                 ----------     -----------       -------------    --------------      -----------
Balance at December 31, 1998                      5,466,527    $     54,665      $   31,041,854   $   (14,620,690)    $   (379,875)
     Sale of common stock, net of
        offering expenses (note 6)                1,000,000          10,000          14,021,812                --               --

     Stock options exercised                         51,906             519             947,606                --               --

     Stock warrants exercised (note 10)              23,050             231             391,620                --               --

     Stock option compensation                           --              --             138,255                --               --

     Net loss for 1999                                   --              --                  --        (3,060,522)              --

     Foreign currency translation adjustment             --              --                  --                --         (915,038)

     Other                                               --              --               5,500                --               --
                                                 ----------     -----------       -------------    --------------      -----------
Balance at December 31, 1999                      6,541,483    $     65,415      $   46,546,647   $   (17,681,212)    $ (1,294,913)
                                                 ==========     ===========       =============    ==============      ===========

                                                             TREASURY STOCK                NET
                                                     ----------------------------      STOCKHOLDERS'
                                                       SHARES            AMOUNT           EQUITY
                                                     ----------------------------      ------------
 Balance at December 31, 1996                               --         $       --     $  21,861,235

      Stock options exercised                               --                 --            11,739

      Net loss for 1997                                     --                 --        (3,637,702)

      Foreign currency translation adjustment               --                 --          (255,172)
                                                     ---------          ---------      ------------
Balance at December 31, 1997                                --         $       --     $  17,980,100

     Stock options exercised                                --                 --             9,788

     Stock option compensation                              --                 --           102,827

     Net loss for 1998                                      --                 --        (2,385,985)

     Foreign currency translation adjustment                --                 --           389,224

     Treasury stock purchases (note 6)                 174,000           (695,853)         (695,853)
                                                     ---------          ---------      ------------
Balance at December 31, 1998                           174,000         $ (695,853)    $  15,400,101
     Sale of common stock, net of
        offering expenses (note 6)                          --                 --        14,031,812

     Stock options exercised                          (174,000)           695,853         1,643,978

     Stock warrants exercised (note 10)                     --                 --           391,851

     Stock option compensation                              --                 --           138,255

     Net loss for 1999                                      --                 --        (3,060,522)

     Foreign currency translation adjustment                --                 --          (915,038)

     Other                                                  --                 --             5,500
                                                     ---------          ---------      ------------
Balance at December 31, 1999                                --         $       --     $  27,635,937
                                                     =========          =========      ============

See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                                                 1999                 1998                1997
                                                          ------------------   ------------------   -----------------
Cash flows from operating activities:
    Net loss                                            $        (3,060,522)          (2,385,985)         (3,637,702)

    Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                           1,097,242              911,708             840,499

          Amortization of goodwill                                   94,020              122,328             122,324

          Stock option compensation                                 138,255              102,827                  --

          Reserve for CyberGuard advance                                 --              771,655                  --

          Changes in operating assets and liabilities:
             (Increase) decrease in accounts
                 receivable                                         313,966           (1,526,706)         (1,707,438)

             (Increase) decrease in inventories                     366,171             (511,495)            511,506

             Increase (decrease) in accounts payable               (231,902)             536,047            (208,882)

             Increase (decrease) in accrued expenses                 17,844              (64,946)            468,364

             Increase (decrease) in deferred revenue              1,157,542             (453,064)            616,561

             Other                                                   78,528              206,624            (549,383)
                                                          ==================   ==================   =================

             Net cash used in operating activities                  (28,856)          (2,291,007)         (3,544,151)

Cash flows from investing activities:
    Maturities of short-term investments                                 --            2,839,408           7,054,000

    Purchase of short-term investments                             (500,715)            (500,000)         (7,081,428)

    Equipment expenditures                                         (493,042)            (477,752)           (307,258)

    Additions to computer software development costs             (1,058,408)            (508,725)           (506,042)

    Other                                                                --                   --            (137,500)
                                                          ------------------   ------------------   -----------------
             Net cash provided by (used in)
                 investing activities                            (2,052,165)           1,352,931            (978,228)
                                                          ==================   ==================   =================


                                                                     (Continued)

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                  Years ended December 31, 1999, 1998 and 1997


                                                                 1999                    1998                   1997
                                                         --------------------     ------------------      -----------------
Cash flows from financing activities:
    Proceeds from issuance of common stock,
       net of offering expense                          $          14,031,812                     --                     --

    Treasury stock purchases                                               --               (695,853)                    --

    Payments of long-term debt                                             --                (16,710)               (18,480)

    Proceeds from exercise of stock options                         1,643,978                  9,788                 11,739

    Proceeds from exercise of stock warrants                          391,851                     --                     --

    Other                                                               5,500                     --                     --
                                                         ---------------------    -------------------     ------------------
             Net cash provided by (used in)
                 financing activities                              16,073,141               (702,775)                (6,741)
                                                         ---------------------    -------------------     ------------------

Effect of exchange rate changes on cash                              (696,360)               284,464               (165,802)
                                                         ---------------------    -------------------     ------------------
             Net increase (decrease) in cash
                 and cash equivalents                              13,295,760             (1,356,387)            (4,694,922)

Cash and cash equivalents at beginning of year                      5,865,682              7,222,069             11,916,991
                                                         ---------------------    -------------------     ------------------

Cash and cash equivalents at end of year                $          19,161,442              5,865,682              7,222,069
                                                         =====================    ===================     ==================
Cash paid for:
    Interest expense                                    $                 604                  1,209                 11,520
                                                         =====================    ===================     ==================

    Income taxes                                        $             101,170                     --                     --
                                                         =====================    ===================     ==================


See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


(1)  BUSINESS
================================================================================
     Information Resource Engineering, Inc. (the Company) is engaged in the business of designing, manufacturing and marketing enterprise network security technology and systems that enable the deployment of secure Virtual Private Network solutions over the Internet and other shared public networks. Rapid changes in technology could have an adverse financial impact on the Company. The Company has accumulated losses since its inception. The Company expects to continue to increase expenditures in all areas in order to execute its business plan. The Company may require additional capital in the future to meet its operating and capital needs.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================
     (a) PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) CASH EQUIVALENTS
     The Company considers investments purchased with maturities, at date of purchase, of three months or less to be cash equivalents. The Company has $16,507,000 and $871,000 of cash equivalents at December 31, 1999 and 1998, respectively, comprised of overnight repurchase agreements, short-term money market funds and commercial paper.

     (c) SHORT-TERM INVESTMENTS
     Short-term investments of $500,715 at December 31, 1999 consist of held-to maturity corporate debt, which are reported at cost and mature in May 2000. Held-to maturity securities are those securities in which the Company has the ability and intent to hold until maturity.

     (d) REVENUES
     Revenue is recognized from system sales when title transfers, which is generally when the product is shipped. Unearned income on maintenance contracts is amortized by the straight-line method over the terms of the contracts. Revenues from engineering services are recognized as the services are provided. There was no material accounts receivable related to unbilled engineering services at December 31, 1999 and 1998.

     The revenue from sales of software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements (such as training and installation) generally is recognized as the services are performed. If the Company does not have specific evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

     The Company grants credit to clients. Sales terms with clients, including distributors, generally do not provide for right of return privileges for credit, refund or other products. The Company's clients, which

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


     include both commercial companies and governmental agencies, are in various industries, including banking, security, communications and distributors of electronic products.

     (e) INVENTORIES
     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost is determined by the average cost method for the Company's subsidiary outside the United States.

     (f) EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of equipment is determined using the straight-line method over the estimated useful life of three to five years. Leasehold improvements are amortized over the life of the lease.

     (g) COMPUTER SOFTWARE DEVELOPMENT COSTS
     Computer software development costs are capitalized subsequent to the establishment of technological feasibility for each software product which is evidenced by a detailed program design. Capitalization of costs ceases when the product is available for general release to customers. Such costs are amortized using the straight-line method over a three to five year period beginning on product release dates. The Company assesses the recoverability of this intangible asset by comparing the unamortized balance to the undiscounted future net cash flows to be generated by the asset. Amortization charged to expense in 1999, 1998 and 1997 were $478,498, $365,182, and $266,318, respectively.

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

     During 1999 and 1998, the Company realized the benefit of an acquired net operating loss carryforward. The benefits of $52,017 in 1999 and $203,979 in 1998 were credited to goodwill.

     (i) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


     (j) PRODUCT WARRANTIES
     The Company warrants to the original purchaser that each of its hardware products will be free from defects in materials and workmanship generally for a period of one year from the date of purchase. Expected future product warranty expense is recorded when the product is sold.

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

     (m) STOCK OPTIONS ISSUED
     The Company applies the intrinsic value method to account for stock-based compensation to employees and directors. The Company uses the fair value-based method to account for stock-based compensation expense for stock options granted to non-employees.

     (n) LOSS PER COMMON SHARE
     Basic earnings per share (EPS) is calculated by dividing net loss by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect, if any, of all dilutive potential common shares outstanding during the period.

     (o) NEW ACCOUNTING PRONOUNCEMENTS
     In June 1998, the Financial Accounting Standards Board issues SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at fair value. Adoption of SFAS No. 133 is required beginning January 1, 2001 and is not expected to have a material impact on the Company's financial position or results of operations.

     (p) USE OF ESTIMATES
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting the period. Actual results could differ from those estimates.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


     (q) FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short maturity of these instruments.

     (r)RECLASSIFICATIONS
     Certain amounts for 1998 have been reclassified to conform to 1999 presentation.


(3)  INVENTORIES
================================================================================
     Inventories consist of the following:

                                                                                          1999            1998
                                                                                   -----------------  --------------
Raw materials                                                                    $        1,365,455       1,778,436
Finished goods                                                                            1,580,072       1,754,876
                                                                                   =================  ==============

                                                                                 $        2,945,527       3,533,312
                                                                                   =================  ==============


(4)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
================================================================================
     Equipment and leasehold improvements consist of the following:

                                                                                          1999            1998
                                                                                      -------------   -------------
Equipment                                                                           $    3,032,528       2,627,787
Automobiles                                                                                100,684         103,627
Leasehold improvements                                                                     637,668         646,907
                                                                                      -------------   -------------
                                                                                         3,770,880       3,378,321
Less accumulated depreciation and amortization                                           2,346,893       1,821,835
                                                                                      =============   =============
                                                                                    $    1,423,987       1,556,486
                                                                                      =============   =============

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


(5)  ACCRUED EXPENSES
================================================================================
     Accrued expenses consist of the following:

                                                                                          1999            1998
                                                                                      -------------   -------------
Accrued salaries and commissions                                                    $    1,110,476       1,049,686
Other                                                                                      523,500         683,505
                                                                                      =============   =============
                                                                                    $    1,633,976       1,733,191
                                                                                      =============   =============

(6)  STOCKHOLDERS' EQUITY
================================================================================
     In December 1999, the Company completed a public offering of 1,000,000 shares of common stock at a per share price of $15. The net proceeds to the Company from the offering were approximately $14,032,000, net of offering expenses.

     In 1998, the Company purchased 174,000 shares of its common stock at an average price of $4.00. These shares were issued under the Company's Stock Option Plan during 1999.


(7)  INCOME TAXES
================================================================================
     Income taxes for the years ended December 31, 1999 and 1998 of $85,133 and $318,881, respectively, consist of income tax expense of the Company's Swiss subsidiary.

     The income tax expense (benefit) differed from the amount computed by applying the Federal income tax rate of 34% to loss before income tax expense as a result of the following:

                                                                      1999            1998            1997
                                                                 ---------------  --------------  --------------
Computed "expected" tax benefit                                $     (1,011,632)       (702,815)     (1,236,819)
Increase (reduction) in income taxes resulting
    from state and local income taxes, net of
    federal income tax benefit                                         (149,090)        (95,500)       (173,387)
Amortization of acquired intangible assets, not
    deductible for tax purposes                                          31,967          41,590          41,590
Change in the beginning-of-the-year balance of the
    valuation allowance for deferred tax assets
    allocated to income tax expense                                   1,327,000       1,035,000       1,635,000
Foreign                                                                 (50,795)             --              --
Other, net                                                              (62,317)         40,606        (266,384)
                                                                 ===============  ==============  ==============

                                                               $         85,133         318,881              --
                                                                 ===============  ==============  ==============

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below at December 31:

                                                                                       1999             1998
                                                                                  ---------------  ---------------
Deferred tax assets:
     Inventories, due to additional costs inventoried for tax
        purposes pursuant to the Tax Reform Act of 1986                         $        202,000          141,000
     Net operating loss carryforward                                                   6,603,000        5,420,000
     Reserve for CyberGuard advance                                                      106,000          298,000
     Stock option compensation                                                            93,000           40,000
     Other                                                                               130,000           46,000
                                                                                  ---------------  ---------------

                                                                                       7,134,000        5,945,000
                                                                                  ---------------  ---------------
Deferred tax liabilities:
     Earnings and profits of foreign subsidiary                                         (100,000)      (1,192,000)
     Equipment, due to differences in depreciation                                       (46,000)        (108,000)
     Other                                                                               (15,000)         (31,000)
                                                                                  ---------------  ---------------

                                                                                        (161,000)      (1,331,000)
                                                                                  ---------------  ---------------

        Net deferred tax asset                                                         6,973,000        4,614,000

Less valuation allowance                                                              (6,973,000)      (4,614,000)
                                                                                  ===============  ===============

                                                                                $             --               --
                                                                                  ===============  ===============

     The Company has net operating loss carryforwards for United States income tax purposes of approximately $17,098,000 which are available to reduce future taxable income through 2019. The disqualified dispositions of incentive stock options and the exercise of nonqualified stock options have generated approximately $2,800,000 of the Company's net operating loss carryforward. Upon use of this portion of the net operating loss carryforward, $1,097,000 of the valuation allowance will be reversed and credited to stockholders' equity

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are allowable. Based on consideration of the above factors management established a valuation allowance of $6,973,000 and $4,614,000 at December 31, 1999 and 1998, respectively. The change in the valuation allowance of $2,359,000 is comprised of $1,327,000 included in income tax expense and $1,032,000 related to net operating loss carryforward generated by the disqualified dispositions of incentive stock options and the exercise of non-qualified stock options.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


(8)  LEASES
================================================================================
     The Company leases office facilities and equipment under operating leases expiring at various dates through 2004. The leases require the Company to pay real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis. The annual minimum rentals under the leases as of December 31, 1999 are as follows:

2000                                                                                                $      560,410
2001                                                                                                       448,782
2002                                                                                                       458,664
2003                                                                                                       360,775
2004                                                                                                         1,097
                                                                                                      =============

     Rent expense for the years ended December 31, 1999, 1998 and 1997 was $629,233, $609,538, and $616,465, respectively.


(9)  PENSION PLANS
================================================================================
     The Company has a defined contribution pension plan for employees who have completed three months of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (the Code) of 3% to 10% of base compensation up to the maximum allowable contributions as determined by the Code. The Company matches participants' contributions on a discretionary basis. The Company may also make additional discretionary contributions. The Company made no contributions to the plan during the three years ended December 31, 1999.

     All of the Company's Swiss employees are participants in a national, compulsory, contributory pension plan, which is administered by an outside institution. The employees' contributions are defined and calculated according to age group. The employer's contributions are then of the same amount. The pension costs for the Swiss subsidiary during 1999, 1998, and 1997 were $238,079, $252,026, and $248,746, respectively.


(10) STOCK OPTIONS AND WARRANTS
================================================================================
     The Company has a stock option plan which provides for the granting of stock options to officers, directors, consultants and employees of the Company. Options issued pursuant to the plan are exercisable at the fair market value of the common stock on the date of the issuance of the option. Either incentive stock options or non-qualified stock options may be granted under the plan. The vesting and exercise periods are determined by the Board of Directors not to exceed ten years. Options issued to date generally vest 33 1/3% per year commencing with dates of grant and expire seven years from date of grant. Option transactions during 1997, 1998 and 1999 were as follows:

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997

                                                                                                             WEIGHTED
                                                                                                              AVERAGE
                                                                 NUMBER               RANGE OF               EXERCISE
                                                                OF SHARES          EXERCISE PRICES             PRICE
                                                             ---------------      ------------------       --------------
Outstanding at December 31, 1996                                    568,600     $ 1.30 to $28.63         $         15.92

     Granted                                                        931,250     $ 6.38 to $20.00         $         10.39

     Canceled                                                      (500,867)    $ 4.50 to $28.63         $         16.68

     Exercised                                                       (4,600)    $ 1.30 to $  4.50        $          2.55
                                                             ---------------      ------------------       --------------

Outstanding at December 31, 1997                                    994,383     $ 1.30 to $20.00         $         10.45

     Granted                                                        728,700     $ 3.09 to $  9.31        $          6.92

     Canceled                                                      (561,600)    $ 4.94 to $17.00         $         10.49

     Exercised                                                       (3,800)    $ 1.30 to $  5.25        $          2.58
                                                             ---------------      ------------------       --------------
Outstanding at December 31, 1998                                  1,157,683     $ 1.30 to $20.00         $          8.23

     Granted                                                        362,700     $ 9.19 to $31.50         $         14.91

     Canceled                                                       (95,105)    $ 5.00 to $23.31         $          9.93

     Exercised                                                     (225,906)    $ 1.30 to $13.00         $          7.35
                                                             ---------------      ------------------       --------------
Outstanding at December 31, 1999                                  1,199,372     $ 3.09 to $31.50         $         10.27
                                                             ===============      ==================       ==============

Exercisable at December 31, 1999                                    474,018     $ 3.25 to $31.50         $          9.77
                                                             ===============      ==================       ==============

The following table summarizes information about stock options outstanding at December 31, 1999.

                                           OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                         ------------------------------------------------------------------------------------------------
                                                WEIGHTED                WEIGHTED                             WEIGHTED
                                                 AVERAGE                AVERAGE                               AVERAGE
      RANGE OF              NUMBER              REMAINING               EXERCISE          NUMBER             EXERCISE
   EXERCISE PRICES         OF SHARES        CONTRACTUAL LIFE             PRICE           OF SHARES             PRICE
----------------------   --------------    --------------------      ---------------   --------------      --------------
  $3.09 to $  7.38             387,254              4.98 years    $            6.29          129,748    $           6.04
  $8.12 to $  9.88             481,618              3.83 years    $            8.94          239,342    $           9.10
  $10.12 to $31.50             330,500              5.43 years    $           16.87          104,928    $          15.92
                         ==============    ====================      ===============   ==============      ==============

                             1,199,372              4.64 years    $           10.27          474,018    $           9.77
                         ==============    ====================      ===============   ==============      ==============


                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


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


                                                                       1999             1998             1997
                                                                  ---------------  ---------------  ---------------
Net loss:
     As reported                                                $    (3,060,522)      (2,385,985)      (3,637,702)
     Pro forma                                                       (5,124,000)      (2,925,000)      (4,252,000)
Loss per common share -- basic and diluted:
     As reported                                                $          (.56)            (.44)            (.67)
     Pro forma                                                             (.93)            (.54)            (.78)
                                                                  ===============  ===============  ===============

     The pro forma net loss reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options is not reflected in the pro forma net loss amounts presented above because compensation cost recognized over the option's vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

     The weighted average fair values of options granted during 1999, 1998 and 1997 were $4,144,000, $2,912,000, and $4,128,000, respectively, on the dates of grant. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 6.44% for 1999, 5.25% for 1998, and 5.71% to 6.78% for
     1997; expected volatility of 143% for 1999, 110% for 1998, and 63% for 1997; dividend yield and expected dividend growth rate of 0% in all years; and expected lives of 3 to 5 years and expected forfeitures of 0% for all years.

     In addition, in November 1995, in connection with the private placement of 300,000 shares of the Company's common stock, the Company issued the placement agent warrants to purchase 30,000 shares of common stock at $17.00 per share. Warrants for 23,050 of these shares were exercised in June 1999 and the remaining 6,950 were exercised in January 2000.

     At December 31, 1999, the Company had reserved 1,618,322 shares of common stock for the stock option plans and conversion of outstanding warrants.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


(11) RESERVE FOR (RECOVERY OF) CYBERGUARD ADVANCE
================================================================================

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

     Since the Company could not ascertain the ultimate viability of CyberGuard as a result of its August 1998 announcement that CyberGuard was experiencing significant pressure on its liquidity, and the January 1999 delisting of CyberGuard's securities from the NASDAQ Stock Market, the Company reserved for the remaining advance as of December 31, 1998.

     During 1999, the Company agreed to accept a $650,000 note receivable from CyberGuard as payment in full on CyberGuard's obligation. The Company received $375,000 on the note in 1999 and expects the remaining balance to be paid in two equal installments of $137,500 during the year ended December 31, 2000. The Company plans to recognize such amounts when received.


(12) SEGMENTS OF THE COMPANY AND RELATED INFORMATION
================================================================================

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

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


                                                     ------------------------------------------------------------
                                                                                1999
                                                     ------------------------------------------------------------
                                                         WITHIN THE          OUTSIDE THE
                                                       UNITED STATES        UNITED STATES        CONSOLIDATED
                                                     -------------------  ------------------  -------------------
Revenues from external customers                   $         12,577,037           8,389,573           20,966,610
Intersegment revenues                                         2,012,399              27,318            2,039,717
                                                     ===================  ==================  ===================
                Consolidated revenues              $         10,564,638           8,362,255           18,926,893
                                                     ===================  ==================  ===================
Operating profit (loss)                            $         (5,469,704)          2,344,679           (3,125,025)
Operating profit (loss) after intersegment billings          (3,469,704)            344,679           (3,125,025)
Interest income                                                 118,021              32,219              150,240
Interest expense                                                    604                  --                  604
Income tax expense                                                   --              85,133               85,133
Depreciation and amortization expense                         1,037,945             153,317            1,191,262
Recovery of CyberGuard advance                                  375,000                  --              375,000
Segment assets                                               25,582,962           6,312,850           31,895,812
                                                     ------------------------------------------------------------
                                                                                1998
                                                     ------------------------------------------------------------
                                                         WITHIN THE          OUTSIDE THE
                                                       UNITED STATES        UNITED STATES        CONSOLIDATED
                                                     -------------------  ------------------  -------------------
Revenues from external customers                   $         11,642,072          11,646,006           23,288,078
Intersegment revenues                                            18,354              28,014               46,368
                                                     ===================  ==================  ===================
                Consolidated revenues              $         11,623,718          11,617,992           23,241,710
                                                     ===================  ==================  ===================
Operating profit (loss)                            $         (6,361,349)          4,035,088           (2,326,261)
Interest income                                                 232,957              27,409              260,366
Interest expense                                                  1,209                  --                1,209
Income tax expense                                                   --             318,881              318,881
Depreciation and amortization expense                           881,533             152,503            1,034,036
Reserve for CyberGuard advance                                  771,655                  --              771,655
Segment assets                                                9,602,354           9,338,350           18,940,704
                                                     ------------------------------------------------------------
                                                                                1997
                                                     ------------------------------------------------------------
                                                         WITHIN THE          OUTSIDE THE
                                                        UNITED STATES       UNITED STATES        CONSOLIDATED
                                                     -------------------  ------------------  -------------------
Revenues from external customers                   $         10,534,931           5,585,305           16,120,236
Intersegment revenues                                             2,260             110,978              113,238
                                                     ===================  ==================  ===================
                Consolidated revenues              $         10,532,671           5,474,327           16,006,998
                                                     ===================  ==================  ===================
Operating profit (loss)                            $         (4,161,791)             29,280           (4,132,511)
Interest income                                                 489,427              16,902              506,329
Interest expense                                                 11,520                  --               11,520
Depreciation and amortization expense                           716,696             246,127              962,823
Segment assets                                               16,193,864           5,337,155           21,531,019

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997

GEOGRAPHIC INFORMATION
                                               REVENUES                                  LONG-LIVED ASSETS
                           ---------------------------------------------------------------------------------------------
                                 1999            1998            1997            1999           1998             1997
                                 ----            ----            ----            ----           ----             ----

United States            $    10,347,908      10,023,840       9,023,425   $   3,304,341      2,879,649       2,909,014
Switzerland                    4,179,224       7,941,783       3,092,600         712,655        835,973       1,032,083
Germany                        2,108,528       1,817,868         292,231              --             --              --
Other foreign countries        2,291,233       3,458,219       3,598,742              --             --              --
                           --------------  --------------  --------------   -------------  -------------   -------------

        Total            $    18,926,893      23,241,710      16,006,998   $   4,016,996      3,715,622       3,941,097
                           ==============  ==============  ==============   =============  =============   =============

In 1999, no commercial client accounted for greater than 10% of the Company's consolidated revenues. In 1998, one commercial client of the Within the United States segment and one commercial client of the Outside the United States segment accounted for 11% and 13% respectively, of the Company's consolidated revenues. In 1997, one commercial client of the Within the United States segment accounted for 15% of the Company's consolidated revenues.

In 2000, the United States operations will be divided into two operating groups. The Products Group will be responsible for network security products sold directly to end-users. The Technology Group will be responsible for products,chips and software that will be sold to companies that will embed the Company's products into their products for ultimate sale to end users. Financial information for these two operating groups for 1999 and prior years is not readily available.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1999, 1998 and 1997


                  Valuation and Qualifying Accounts Schedule II

                                          BALANCE AT      CHARGES        CHARGES
                                           BEGINNING      TO COSTS      TO OTHER                                         BALANCE
                                              OF            AND        ACCOUNTS --   DEDUCTIONS --     RECOVERY --       AT END
                                            PERIOD        EXPENSES    DESCRIBE (a)    DESCRIBE (b)     DESCRIBE (c)     OF PERIOD
                                       ---------------  ------------  ------------   --------------    -------------   ------------
Allowance for doubtful accounts:
     Year ended December 31, 1999      $        86,725       170,842        (5,720)             842               --        251,005

     Year ended December 31, 1998      $        60,276        25,477           972               --               --         86,725

     Year ended December 31, 1997      $            --        60,276            --               --               --         60,276
                                       ===============  ============  =============  ==============    =============   ============
Reserve for CyberGuard advance:

     Year ended December 31, 1999      $       771,655            --             --         121,655          375,000        275,000

     Year ended December 31, 1998      $            --       771,655             --              --               --        771,655
                                       ===============  ============  =============  ==============    =============   ============

(a) Charges to other accounts represent the translation effect for the change in the Swiss Franc exchange rate for balances existing at the beginning of the period.

(b)   Deductions represent write-offs of specifically identified accounts.

(c)   Recovery represents cash received on previously reserved account.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================

None.

--------
PART III
--------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
================================================================================

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of IRE, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of IRE's fiscal year ended December 31, 1999.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of IRE, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of IRE's fiscal year ended December 31, 1999.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of IRE, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of IRE's fiscal year ended December 31, 1999.

-------
PART IV
-------

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
==========================================================================

       (a)   1.     The financial statements filed as part of this report are
                    listed separately on the Index To Financial Statements on
                    page 31 of this Form.

             2. Financial Statement Schedules: Schedule II Valuation and Qualifying Accounts
       (b)   Reports on Form 8-K:  None

       (c)   Exhibits required by Item 601 of Regulation S-K:

             3A Articles of Incorporation of Registrant, as filed with the Secretary of State of Delaware on November 1, 1988, as amended on March 6, 1989,
                         I/B/R(1) May 19, 1989, September 22, 1992, June
                         30, 1995 and October 4, 1995

             3B          By-laws of Registrant                                     I/B/R(2)

             4           Specimen of Common Stock Certificate of Registrant        I/B/R(2)

             10A         Sublease dated November 2, 1993 for facility at           I/B/R(3)
                         8029 Corporate Drive, Baltimore, MD.

             10B         Stock Option Plan of 1989                                 I/B/R(4)

             10C         Employment Agreement with Douglas Kozlay                  I/B/R(2)

             10D         Form Employee Non-Disclosure Agreement                    I/B/R(2)

             10E         Employment Agreement between GDS and Dr. Kurt H.          I/B/R(1)
                         Mueller

             10F         Placement Agent Warrant                                   I/B/R(1)

             10G         Joint Development and Marketing Agreement between
                         the Registrant and CyberGuard Corporation                 I/B/R(5)

             10H         Employment Agreement with Anthony Caputo                  I/B/R(5)

             10I         Agreement between IRE Secure Solutions, Inc.
                         (wholly-owned subsidiary of the Registrant) and Analog    I/B/R(6)
                         Devices, Inc.

             10J         1999 Employee Stock Option Plan                           I/B/R(7)

             10K         1999 Stock Bonus Plan                                     I/B/R(7)

             10L         Non-Employee Director Stock Option Plan                   I/B/R(7)

             21          Subsidiaries of Registrant

             23          Consent of KPMG LLP, independent public accountant

             27          Financial Data Schedule


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

(5) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(6) Filed as an exhibit to Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

(7) Filed as an exhibit to a Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on July 28, 1999 and incorporated herein by reference

SIGNATURES
=============================================================================

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.



                                         INFORMATION RESOURCE ENGINEERING, INC.

                                          By:   /s/  ANTHONY A. CAPUTO
                                              -------------------------------
                                                Anthony A. Caputo
                                                Chairman, Chief Executive
                                                Officer and President

Date:  March 24, 1999

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

           SIGNATURE                                                  Title                      Date
           ---------                                                  -----                      ----
       /s/ ANTHONY A. CAPUTO                    Chairman, Chief Executive Officer                March 24, 1999
--------------------------------------------    and President
         Anthony A. Caputo


                                                Senior Vice President and Chief Financial        March 24, 1999
       /s/ CAROLE D. ARGO                       Officer
--------------------------------------------    (Principal Financial and Accounting Officer)
          Carole D. Argo


       /s/ THOMAS A. BROOKS                     Director                                         March 24, 1999
--------------------------------------------
         Thomas A. Brooks


      /s/ SHELLEY A.HARRISON                    Director                                         March 24, 1999
--------------------------------------------
        Shelley A. Harrison


     /s/ DOUGLAS E. KOZLAY                      Director                                         March 24, 1999
--------------------------------------------
         Douglas E. Kozlay


       /s/ IRA A. HUNT, JR.                     Director                                         March 24, 1999
--------------------------------------------
         Ira A. Hunt, Jr.


         /s/ BRUCE R. THAW                      Director                                         March 24, 1999
--------------------------------------------
           Bruce R. Thaw