Form 10-Q
period 2000-03-31
INFORMATION RESOURCE ENGINEERING INC
filed 2000-05-11
CIK 850313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of May 9, 2000 was 6,666,046.

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION
     Item 1.  Financial Information

              Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                                          3

              Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999                        4

              Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2000                       5

              Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999                        6

              Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2000 and
                   1999                                                                                                       7

              Notes to Consolidated Financial Statements                                                                      8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                          10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                     12

PART II.      OTHER INFORMATION                                                                                              13

     Item 6.  Exhibits and Reports on Form 8-K                                                                               13

SIGNATURES                                                                                                                   13

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                         March 31,               December 31,
                                                                                            2000                     1999
                                                                                    ---------------------    ---------------------
                                                                                        (unaudited)
                                   Assets
                                   ------
Current Assets:
        Cash and cash equivalents                                                     $           22,442       $           19,161
        Short term investments                                                                         -                      501
        Accounts receivable, net of allowance for doubtful accounts
               of $200 and $251                                                                    2,465                    4,405
        Inventories                                                                                2,675                    2,946
        Prepaid expenses                                                                             515                      282
                                                                                    ---------------------    ---------------------
               Total current assets                                                               28,097                   27,295
Equipment and leasehold improvements, net of accumulated
        depreciation of $2,492 and $2,347                                                          1,290                    1,424
Computer software development costs, net of accumulated
        amortization of $1,755 and $1,227                                                          1,611                    2,107
Goodwill, net of accumulated amortization of $503 and $481                                           465                      486
Prepaid license fees and other assets                                                                565                      584
                                                                                    ---------------------    ---------------------
                                                                                      $           32,028       $           31,896
                                                                                    =====================    =====================
             Liabilities and Stockholders' Equity
             ------------------------------------
Current liabilities:
        Accounts payable                                                              $              673       $            1,154
        Accrued expenses                                                                           1,223                    1,634
        Advance payments and deferred revenue                                                      1,158                    1,472
                                                                                    ---------------------    ---------------------
                               Total liabilities                                                   3,054                    4,260
                                                                                    ---------------------    ---------------------
Stockholders' equity:
        Preferred stock, $.01 par value per share.
               Authorized 500,000 shares, none issued and outstanding                                  -                        -
        Common stock, $.01 par value per share.
               Authorized 15,000,000 shares, issued 6,657,696 shares
               in 2000 and 6,541,483 shares in 1999                                                   67                       65
        Additional paid-in capital                                                                47,703                   46,547
        Accumulated deficit                                                                      (17,324)                 (17,681)
        Accumulated other comprehensive income (loss)                                             (1,472)                  (1,295)
                                                                                    ---------------------    ---------------------
                               Net stockholders' equity                                           28,974                   27,636
                                                                                    ---------------------    ---------------------
                                                                                      $           32,028       $           31,896
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

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited - in thousands, except per share amounts)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                          2000               1999
                                                                                    -----------------   ----------------
Revenues                                                                             $         5,838     $        6,005
Cost of revenues                                                                               1,700              2,270
                                                                                    -----------------   ----------------
        Gross profit                                                                           4,138              3,735
                                                                                    -----------------   ----------------
Research and development expenses                                                              1,828              1,113
Sales and marketing expenses                                                                   1,441              1,822
General and administrative expense                                                               860                573
Amortization of acquired intangible assets                                                        21                 23
Recovery of CyberGuard advance                                                                 (138)                  -
                                                                                    -----------------   ----------------
        Total operating expenses                                                               4,012              3,531
                                                                                    -----------------   ----------------
        Operating income                                                                         126                204
Interest income, net                                                                             231                 20
                                                                                    -----------------   ----------------
        Income before income taxes                                                               357                224
Income tax expense                                                                                 -                 36
                                                                                    -----------------   ----------------
        Net income                                                                   $           357     $          188
                                                                                    =================   ================
Income per common share - basic and diluted
        Basic                                                                        $          0.05     $         0.04
                                                                                    =================   ================
        Diluted                                                                      $          0.05     $        0.03
                                                                                    =================   ================
Weighted average number of common shares outstanding:
        Basic                                                                                  6,611              5,292
        Diluted                                                                                7,343              5,872

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Three months ended March 31, 2000
                           (Unaudited - in thousands)

                                                                                             Accumulated
                                    Common stock          Additional                            other              Net
                              ------------------------     paid-in       Accumulated        comprehensive     stockholders'
                               Shares        Amount        capital         deficit          income (loss)         equity
                              ----------  ------------  -------------  -----------------  ----------------  ----------------
Balance at December 31,
     1999                         6,541    $       65    $    46,547    $       (17,681)   $      (1,295)    $       27,636
Stock options exercised             110             1          1,004                  -                 -             1,005
Stock warrants exercised              7             1            118                                                    119
Net income                            -             -              -                357                 -               357
Foreign currency
     translation adjustment           -             -              -                  -              (177)             (177)
Other                                 -             -             34                  -                 -                34
                              ----------  ------------  -------------  -----------------  ----------------  ----------------
Balance at March 31, 2000         6,658    $       67    $    47,703    $       (17,324)   $       (1,472)   $       28,974
                              ==========  ============  =============  =================  ================  ================


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                          2000               1999
                                                                                    -----------------   ----------------
Cash flows from operating activities:
        Net income                                                                   $           357     $          188
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                                     698                212
               Amortization of acquired intangible assets                                         21                 23
               Changes in operating assets and liabilities
                     (Increase) decrease in accounts receivable                                1,880                641
                     (Increase) decrease in inventories                                          214                 70
                     (Increase) decrease in prepaid expenses                                    (202)              (355)
                     Increase (decrease) in accounts payable                                    (408)                93
                     Increase (decrease) in accrued expenses                                    (424)              (500)
                     Increase (decrease) in deferred revenues                                   (314)               322
                     Other                                                                        45                 25
                                                                                    -----------------   ----------------
                            Net cash provided by operating activities                          1,867                719
                                                                                    -----------------   ----------------
Cash flows from investing activities:
        Sales of short-term investments                                                          501                  -
        Equipment expenditures                                                                   (36)              (146)
        Additions to computer software development costs                                         (32)              (144)
                                                                                    -----------------   ----------------
                            Net cash provided by (used in) investing activities                  433               (290)
                                                                                    -----------------   ----------------
Cash flows from financing activities:
        Proceeds from exercise of stock options                                                1,005                512
        Proceeds from exercise of stock warrants                                                 119                  -
        Other                                                                                      -                  5
                                                                                    -----------------   ----------------
                            Net cash provided by financing activities                          1,124                517
                                                                                    -----------------   ----------------
Effect of exchange rate changes on cash                                                         (143)              (376)
                                                                                    -----------------   ----------------
Net increase in cash and cash equivalents                                                      3,281                570
Cash and cash equivalents at beginning of period                                              19,161              5,866
                                                                                    -----------------   ----------------
Cash and cash equivalents at end of period                                           $        22,442     $        6,436
                                                                                    =================   ================
Cash paid for:
        Interest expense                                                             $             -     $            -
                                                                                    =================   ================
        Income taxes                                                                 $            57     $            -
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

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (Unaudited - in thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                    ------------------------------------
                                                                                          2000               1999
                                                                                    -----------------   ----------------
Net income                                                                           $           357     $         188
Other comprehensive income (loss):
        Foreign currency translation adjustments                                                (177)              (535)
                                                                                    -----------------   ----------------
Comprehensive income (loss)                                                          $           180     $         (347)
                                                                                    =================   ================



          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1) Basis of Presentation

            The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

(2) Inventories

        Inventories consist of the following (in thousands):

                                                                                        As of
                                                                    ----------------------------------------------
                                                                         March 31,               December 31,
                                                                           2000                      1999
                                                                    --------------------     ---------------------
        Raw materials                                                $            1,349       $             1,366
        Finished goods                                                            1,326                     1,580
                                                                    --------------------     ---------------------
                Total                                                $            2,675       $             2,946
                                                                    ====================     =====================

(3) Accrued Expenses

        Accrued expenses consist of the following (in thousands):
                                                                                        As of
                                                                    ----------------------------------------------
                                                                         March 31,               December 31,
                                                                           2000                      1999
                                                                    --------------------     ---------------------
        Accrued salaries and commissions                             $              734       $             1,110
        Other                                                                       489                       524
                                                                    --------------------     ---------------------
                Total                                                $            1,223       $             1,634
                                                                    ====================     =====================

(4) Income Taxes

            The income tax expense for the three months ended March 31, 1999 represents current income taxes for the Company's Swiss subsidiary. During the three months ended March 31, 2000, income taxes with respect to the current period earnings were offset by a reduction in the Company's deferred tax valuation allowance.

(5)  Income Per Common Share

            Basic earning per share ("EPS") is calculated by dividing net income by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of basic and diluted EPS is summarized as follows (in thousands):

                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                    ------------------------------------
                                                                                          2000               1999
                                                                                    -----------------   ----------------
Net income                                                                           $           357     $          188
                                                                                    =================   ================
Weighted-average common  shares outstanding - basic                                            6,611              5,292
Effect of dilutive securities-options                                                            732                580
                                                                                    -----------------   ----------------
Adjusted weighted average common shares
        outstanding - diluted                                                                  7,343              5,872
                                                                                    =================   ================

Segments of the Company and Related Information

            The Company has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company's products into their products for ultimate sale to end-users ("Technology Operations"), network security products designed and manufactured in the United States for direct sales to end-users ("Product Operations"), and security products designed and manufactured outside the United States ("European Operations"). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Technology Operations and Product Operations include some international sales mainly to South America and Asia. Information presented below is as of and for the three months ended March 31, 2000 and 1999, respectively (in thousands):

                                                                                   2000
                                           -------------------------------------------------------------------------------------
                                               Technology             Product               European
                                               Operations            Operations            Operations           Consolidated
                                           -------------------   -------------------   -------------------   -------------------
Revenues from external customers            $           2,671     $           2,386     $             810     $           5,867
Intersegment revenues                                       -                   (24)                   (5)                  (29)
                                           -------------------   -------------------   -------------------   -------------------
                  Consolidated revenues     $           2,671     $           2,362     $             805     $           5,838
                                           ===================   ===================   ===================   ===================
Operating income (loss)                     $              92     $             425     $            (391)    $             126
Income (loss) before income taxes                         201                   538                  (382)                  357
Depreciation and amortization                             484                   197                    38                   719
Segment assets                                         12,407                13,883                 5,738                32,028

                                                                                   1999
                                           -------------------------------------------------------------------------------------
                                               Technology             Product               European
                                               Operations            Operations            Operations           Consolidated
                                           -------------------   -------------------   -------------------   -------------------
Revenues from external customers            $             941     $           1,524     $           3,610     $           6,075
Intersegment revenues                                       -                  (70)                     -                  (70)
                                           -------------------   -------------------   -------------------   -------------------
                  Consolidated revenues     $             941     $           1,454     $           3,610     $           6,005
                                           ===================   ===================   ===================   ===================
Operating income (loss)                     $            (926)    $            (651)    $           1,781     $             204
Income (loss) before income taxes                        (920)                 (642)                1,786                   224
Depreciation and amortization                              54                   143                    38                   235
Segment assets                                          2,542                 7,252                 9,280                19,074

GEOGRAPHIC INFORMATION
                                                            Revenues                               Long-Lived Assets
                                           -----------------------------------------   -----------------------------------------
                                                  2000                  1999                  2000                  1999
                                           -------------------   -------------------   -------------------   -------------------
United States                               $           4,787     $           2,222     $           2,701     $           2,976
Switzerland                                               503                 2,503                   665                   784
Other foreign countries                                   548                 1,280                     -                     -
                                           -------------------   -------------------   -------------------   -------------------
                  Total                     $           5,838     $           6,005     $           3,366     $           3,760
                                           ===================   ===================   ===================   ===================

            In 2000, one commercial client of the Technology operations and one commercial client of the Product operations accounted for 41% and 26%, respectively of the Company's consolidated revenues. In 1999, one commercial client of the European operations accounted for 21% of the Company's consolidated revenues.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

            Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic agreements with original equipment manufactures, and other competitive factors leading to a decrease in anticipated revenues and gross profit margins and product development expenses.

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

            While Management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including new product offerings such as its SafeNet products for the Internet and the SafeNet/Security Center(TM), a high performance workstation, which automatically manages SafeNet products and the development of integrated circuits for the original equipment manufacturer market. Management believes that growth in the market for products that provide secure remote access to computer networks will require the Company to increase its future investments in development, sales and marketing activities. These investments will enable the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

                      RESULTS OF OPERATIONS OF THE COMPANY

            The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                    ---------------------------------------
                                                                                          2000                  1999
                                                                                    -----------------      ----------------
Revenues                                                                                         100 %                 100 %
Cost of revenues                                                                                  29                    38
                                                                                    -----------------      ----------------
        Gross profit                                                                              71                    62
                                                                                    -----------------      ----------------
Research and development expenses                                                                 31                    19
Sales and marketing expenses                                                                      25                    30
General and administrative expenses                                                               15                     9
Amortization of acquired intangible assets                                                         -                     -
Recovery of CyberGuard advance                                                                    (2)                    -
                                                                                    -----------------      ----------------
        Total operating expenses                                                                  69                    58
                                                                                    -----------------      ----------------
        Operating income                                                                           2                     4
Interest income, net                                                                               4                     -
                                                                                    -----------------      ----------------
        Income before income taxes                                                                 6                     4
Income tax expense                                                                                 -                     1
                                                                                    =================      ================
        Net income                                                                                 6 %                   3 %
                                                                                    =================      ================

            The Company has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company's products into their products for ultimate sale to end-users ("Technology Operations"), network security products designed and manufactured in the United States for direct sales to end-users ("Product Operations"), and network security products designed and manufactured outside the United States ("European Operations"). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Technology Operations and Product Operations include some international sales mainly to South America and Asia.

Three Months ended March 31, 2000 compared to Three Months ended March 31, 1999

            Revenues decreased 3%, or $167,000, to $5,838,000 for the three months ended March 31, 2000, from $6,005,000 in 1999. The Technology Operations' revenues increased $1,730,000 as a result of shipments of a software VPN product, Safenet/Soft-PK. Revenues from the Product Operations segment increased $908,000 primarily due to large shipments of Safenet VPN products to the Internal Revenue Service. The European Operations' revenues decreased $2,805,000 as a result of the completion of a large contract during 1999 and a reduction of sales to financial institutions in Europe. Revenues from two customers represented approximately 67% of the Company revenues for the three months ended March 31, 2000.

            Gross margin increased to 71% for the three months ended March 31, 2000, from 62% in 1999. Margins on sales of software licenses and OEM products in the Technology Operations segment led the increase with an overall 83% gross margin compared to a 1999 gross margin of 50% made up of primarily development project sales. Product Operations' margins increased to 64% on strong sales of VPN products. The gross profit margin for the European operations decreased to 53% from 70% in 1999 as a result of lower revenues available to recover fixed costs.

            Research and development expenses increased 64%, or $715,000, to $1,828,000 for the three months ended March 31, 2000, from $1,113,000 in 1999. The increase is primarily attributable to increased personnel related costs and increased outside engineering expenses related to the Company's software and integrated circuit development projects in the Technology Operations. As a percentage of revenues, the expenses were 31% and 19% in 2000 and 1999, respectively.

            Sales and marketing expenses decreased to $1,441,000 for the three months ended March 31, 2000, from $1,822,000 in 1999 due to a decrease in personnel and their salaries, commissions, travel and related expenses. As a percentage of revenues, the expenses were 25% and 30% in 2000 and 1999, respectively.

            General and administrative expenses increased 50%, or $287,000, to $860,000 for the three months ended March 31, 2000, from $573,000 in 1999. The increase is primarily due to professional fees incurred to export software developed in the United States to the European Operations segment and costs associated with hiring an interim Managing Director in the European Operations segment. As a percentage of revenues, the expenses were 15% and 9% of revenues in 2000 and 1999, respectively.

            The 1999 income tax expense of $36,000 was for estimated taxes on the income of the European Operations that had no income tax liability in 2000. The Company had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax asset has been established since the Company's ability to use the United States net operating loss is dependent upon future taxable income.

            The Company had net income of $357,000 for the three months ended March 31, 2000 compared to a net income of $188,000 for the same period in 1999. The diluted income per common share was $0.05 in 2000 compared to $.03 per common share in 1999.

                 LIQUIDITY AND FINANCIAL POSITION OF THE COMPANY

            The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. At March 31, 2000, the Company had working capital of $25,043,000 including cash and cash equivalents of $22,442,000.

            For the three months ended March 31, 2000, cash and cash equivalents increased $3,281,000. Significant sources of cash for the Company in 2000 included $1,867,000 from operating activities and $1,124,000 from the exercise of stock options and warrants.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company's major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of March 31, 2000, the Company's investment in its Swiss subsidiary was approximately $5,129,000. A 10% change in the average Swiss Franc exchange rate for the three months ended March 31, 2000 would have changed the Company's reported earnings for the three months by approximately $28,000. A 10% change in the March 31, 2000 Swiss Franc exchange rate would have changed the Company's reported currency translation adjustment for three months ended March 31, 2000 by approximately $384,000.

            At March 31, 2000, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.

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


                     INFORMATION RESOURCE ENGINEERING, INC.



May 10, 2000                /s/ Anthony A. Caputo
                           ----------------------
                           ANTHONY A. CAPUTO
                           Chairman, President and Chief Executive Officer


May 10, 2000                /s/ Carole D. Argo
                           ----------------------
                           CAROLE D. ARGO
                           Senior Vice President and Chief Financial Officer