Form 10-Q
period 2000-06-30
INFORMATION RESOURCE ENGINEERING INC
filed 2000-08-14
CIK 850313

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

                   8029 Corporate Drive, Baltimore, Md. 21236
                    (Address of principal executive offices)


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

The number of shares outstanding of the issuer's Common Stock as of August 8, 2000 was 6,747,079.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of June 30, 2000 and
             December 31, 1999                                                3

           Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999, and the six months ended
             June 30, 2000 and 1999                                           4

           Consolidated Statement of Stockholders' Equity for the six
             months ended June 30, 2000                                       5

           Consolidated Statements of Cash Flows for the six months
             ended June 30, 2000 and 1999                                     6

           Consolidated Statements of Comprehensive Income (Loss)
             for the three months ended June 30, 2000 and 1999, and
             the six months ended June 30, 2000 and 1999                      7

           Notes to Consolidated Financial Statements                         8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                     13

PART II.   OTHER INFORMATION                                                 14

Item 6.    Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   14

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                               June 30,      December 31,
                                                                                 2000            1999
                                                                             --------------  -------------
                                                                              (unaudited)
      Assets
Current Assets:
      Cash and cash equivalents                                                   $ 24,551       $ 19,161
      Short term investments                                                             -            501
      Accounts receivable, net of allowance for doubtful accounts
          of $215 and $251                                                           3,191          4,405
      Inventories                                                                    2,334          2,946
      Prepaid expenses                                                                 572            282
                                                                                  --------       --------
          Total current assets                                                      30,648         27,295
Equipment and leasehold improvements, net of accumulated
      depreciation of $2,661 and $2,347                                              1,259          1,424
Computer software development costs, net of accumulated
      amortization of $1,930 and $1,227                                              1,557          2,107
Goodwill, net of accumulated amortization of $524 and $481                             443            486
Prepaid license fees and other assets                                                1,094            584
                                                                                  --------       --------
                                                                                  $ 35,001       $ 31,896
                                                                                  ========       ========

  Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                            $    678       $  1,154
      Accrued expenses                                                               2,117          1,634
      Advance payments and deferred revenue                                          1,387          1,472
                                                                                  --------       --------
                    Total liabilities                                                4,182          4,260
                                                                                  --------       --------
Stockholders' equity:
      Preferred stock, $.01 par value per share.
          Authorized 500,000 shares, none issued and outstanding                         -             -
      Common stock, $.01 par value per share.
          Authorized 15,000,000 shares, issued 6,692,712 shares
           in 2000 and 6,541,483 shares in 1999                                         67             65
      Additional paid-in capital                                                    48,293         46,547
      Accumulated deficit                                                          (16,759)       (17,681)
      Accumulated other comprehensive loss                                            (782)        (1,295)
                                                                                  --------       --------
                    Net stockholders' equity                                        30,819         27,636
                                                                                  --------       --------
                                                                                  $ 35,001       $ 31,896
                                                                                  ========       ========


        See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited -- in thousands, except per share amounts)

                                                                      Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                   --------------------------    -----------------------
                                                                      2000          1999           2000         1999
                                                                   ------------  ------------    ----------  -----------
Revenues                                                               $ 6,471       $ 4,631      $ 12,308     $ 10,636

Cost of revenues                                                         1,630         1,454         3,329        3,724
                                                                   ------------  ------------    ----------  -----------

      Gross profit                                                       4,841         3,177         8,979        6,912
                                                                   ------------  ------------    ----------  -----------

Research and development expenses                                        1,843         1,602         3,671        2,715
Sales and marketing expenses                                             1,570         1,789         3,011        3,611
General and administrative expense                                       1,009           559         1,868        1,132
Amortization of acquired intangible assets                                  21            23            42           46
Recovery of CyberGuard advance                                            (138)            -          (275)           -
                                                                   ------------  ------------    ----------  -----------
      Total operating expenses                                           4,305         3,973         8,317        7,504
                                                                   ------------  ------------    ----------  -----------

      Operating income (loss)                                              536          (796)          662         (592)

Interest income, net                                                       305            26           536           46
                                                                   ------------  ------------    ----------  -----------

      Income (loss) before income taxes                                    841          (770)        1,198         (546)

Income tax expense                                                         276           244           276          280
                                                                   ------------  ------------    ----------  -----------

      Net income (loss)                                                  $ 565      $ (1,014)        $ 922       $ (826)
                                                                   ============  ============    ==========  ===========

Income (loss) per common share -- basic and diluted
      Basic                                                             $ 0.08       $ (0.19)       $ 0.14      $ (0.15)
                                                                   ============  ============    ==========  ===========
      Diluted                                                           $ 0.08       $ (0.19)       $ 0.13      $ (0.15)
                                                                   ============  ============    ==========  ===========
Weighted average number of common shares outstanding:
      Basic                                                              6,669         5,405         6,640        5,359
      Diluted                                                            7,011         5,405         7,177        5,359

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six months ended June 30, 2000
                          (Unaudited -- in thousands)

                                                                                   Accumulated
                                        Common stock     Additional                    other           Net
                                      ----------------    paid-in    Accumulated   comprehensive  stockholders'
                                      Shares    Amount    capital      deficit     income (loss)      equity
                                      ------    ------   ----------  -----------   -------------  -------------
Balance at December 31,
    1999                               6,541     $ 65    $ 46,547    $ (17,681)       $ (1,295)     $ 27,636

Stock options exercised including
    income tax benefit of $276           144        2       1,660                                      1,662

Stock warrants exercised                   7        -         118            -               -           118

Net income                                 -        -           -          922               -           922

Foreign currency
    translation adjustment                 -        -           -            -            (108)         (108)

Unrealized gain from available-
    for-sale securities                    -        -           -            -             621           621

Other                                      -        -         (32)           -               -           (32)
                                       -----     ----    --------    ---------          ------      --------

Balance at June 30, 2000               6,692     $ 67    $ 48,293    $ (16,759)         $ (782)     $ 30,819
                                       =====     ====    ========    =========          ======      ========


          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited -- in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   -----------------------
                                                                                      2000        1999
                                                                                   -----------  ----------
Cash flows from operating activities:
      Net income (loss)                                                              $    922     $  (826)
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                 1,042         434
          Amortization of acquired intangible assets                                       42          46
          Income tax benefit from exercise of stock options                               276           -
          Changes in operating assets and liabilities
              (Increase) decrease in accounts receivable                                1,113        (207)
              (Increase) decrease in inventories                                          679          62
              (Increase) decrease in prepaid expenses                                    (247)       (145)
              Increase (decrease) in accounts payable                                    (372)       (283)
              Increase (decrease) in accrued expenses                                     362         (35)
              Increase (decrease) in deferred revenues                                    (85)        268
              Other                                                                       163          37
                                                                                   -----------  ----------
                  Net cash provided by (used in) operating activities                   3,895        (649)
                                                                                   -----------  ----------

Cash flows from investing activities:
      Sales of short-term investments                                                     501           -
      Equipment expenditures                                                             (164)       (291)
      Additions to computer software development costs                                   (153)       (290)
                                                                                   -----------  ----------
                  Net cash provided by (used in) investing activities                     184        (581)
                                                                                   -----------  ----------

Cash flows from financing activities:
      Proceeds from exercise of stock options                                           1,386       1,421
      Proceeds from exercise of stock warrants                                            118         392
      Other                                                                              (100)          5
                                                                                   -----------  ----------
                  Net cash provided by financing activities                             1,404       1,818
                                                                                   -----------  ----------

Effect of exchange rate changes on cash                                                   (93)       (574)
                                                                                   -----------  ----------

Net increase in cash and cash equivalents                                               5,390          14

Cash and cash equivalents at beginning of period                                       19,161       5,866
                                                                                   -----------  ----------

Cash and cash equivalents at end of period                                           $ 24,551     $ 5,880
                                                                                   ===========  ==========

Cash paid for:
      Interest expense                                                               $      -     $     -
                                                                                   ===========  ==========
      Income taxes                                                                   $     57     $     -
                                                                                   ===========  ==========

           See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                          (Unaudited -- in thousands)


                                                                       Three Months Ended     Six Months Ended
                                                                            June 30,              June 30,
                                                                       -------------------    ----------------
                                                                         2000       1999       2000      1999
                                                                       -------   ---------    ------   -------
Net income (loss)                                                      $  565    $ (1,014)     $ 922   $ (826)

Other comprehensive income (loss):
      Unrealized gain from available-for-sale securities                  621           -        621        -
      Foreign currency translation adjustment                              68        (308)      (108)    (843)
                                                                       -------   ---------    ------  --------

Comprehensive income (loss)                                            $1,254    $ (1,322)   $ 1,435  $(1,669)
                                                                       ======    =========   =======  ========

          See accompanying notes to consolidated financial statements.

                     INFORMATION RESOURCE ENGINEERING, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

(2)  Inventories

Inventories consist of the following (in thousands):

                                                        As of
                                               --------------------------
                                               June 30,      December 31,
                                               -------       ------------
                                                2000            1999
                                               -------       ------------
Raw materials                                  $ 1,348         $ 1,366
Finished goods                                     986           1,580
                                               -------       ------------
      Total                                    $ 2,334         $ 2,946
                                               =======       ============

(3)   Accrued Expenses

Accrued expenses consist of the following (in thousands):

                                                        As of
                                               --------------------------
                                               June 30,      December 31,
                                               -------       ------------
                                                2000            1999
                                               -------       ------------
Accrued salaries and commissions               $ 1,144         $ 1,110
Other                                              973             524
                                               -------       ------------
      Total                                    $ 2,117         $ 1,634
                                               =======       ============

(4)  Income Taxes

         Income tax expense at June 30, 2000 was calculated by applying an estimated effective annual tax rate to income generated in the United States during the six month period. The income tax expense for the six months ended June 30, 1999 represents income taxes for the Company's Swiss subsidiary. The income tax expense for the six months ended June 30, 2000 is offset by the tax benefit of non-qualified stock option exercises which is recorded as additional paid-in capital rather than as a reduction to income tax expense.

(5)  Earnings Per Common Share

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

                                                                  Three Months            Six Months
                                                                  Ended June 30,         Ended June 30,
                                                                ------------------     -----------------
                                                                2000       1999        2000       1999
                                                                -----    ---------     -----      ------
Net income (loss)                                               $ 565    $ (1,014)     $ 922      $(826)
                                                                =====    =========     =====      ======

Weighted-average common  shares outstanding -- basic            6,669       5,405      6,640      5,359
Effect of dilutive securities-options                             342           -        537          -
                                                                -----    ---------     -----      ------
Adjusted weighted average common shares
     outstanding -- diluted                                     7,011       5,405      7,177      5,359
                                                                =====    =========     =====      ======

         During 1999, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist primarily of stock options.


(6)   Segments of the Company and Related Information

         The Company has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company's products into their products for ultimate sale to end-users ("Technology Operations"), network security products designed and manufactured in the United States for direct sales to end-users ("Product Operations"), and security products designed and manufactured outside the United States ("European Operations"). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Technology Operations and Product Operations include some international sales mainly to South America and Asia. Information presented below is as of and for the three and six month periods ended June 30, 2000 and 1999, respectively (in thousands):


                                                                  Three Months               Six Months
                                                                  Ended June 30,            Ended June 30,
                                                                ------------------      ----------------------
                                                                2000       1999           2000         1999
                                                                -------    -------      --------    ----------
Revenues:
    Technology operations                                       $ 3,690    $ 1,297      $  6,360    $    2,238
    Product operations                                            2,157      1,545         4,519         2,999
    European operations                                             624      1,789         1,429         5,399
                                                                -------    -------      --------    ----------
       Consolidated revenues                                    $ 6,471    $ 4,631      $ 12,308    $   10,636
                                                                =======    =======      ========    ==========
Intersegment revenues:
    Technology operations                                       $     -    $     -      $      -    $        -
    Product operations                                              128        (70)          104             -
    European operations                                               6          -             1             -
                                                                -------    -------      --------    ----------
       Intersegment revenues                                    $   134    $   (70)     $    105    $        -
                                                                =======    =======      ========    ==========
Reconciling items:
    Intersegment revenues                                       $  (134)   $    70      $   (105)   $        -
                                                                -------    -------      --------    ----------
Total consolidated revenues                                     $ 6,471    $ 4,631      $ 12,308    $   10,636
                                                                =======    =======      ========    ==========
Operating income (loss):
    Technology operations                                       $   763    $  (636)     $    865    $   (1,562)
    Product operations                                              295       (654)          710        (1,305)
    European operations                                            (522)       494          (913)        2,275
                                                                -------    -------      --------    ----------
       Consolidated operating income (loss)                     $   536    $  (796)     $    662    $     (592)
                                                                =======    =======      ========    ==========
Income (loss) before income taxes:
    Technology operations                                       $   952    $  (628)     $  1,163    $   (1,548)
    Product operations                                              398       (647)          926        (1,289)
    European operations                                            (509)       505          (891)        2,291
                                                                -------    -------      --------    ----------
       Consolidated income (loss) before income taxes           $   841    $  (770)     $  1,198    $     (546)
                                                                =======    =======      ========    ==========
Depreciation and amortization:
    Technology operations                                       $   138    $    59      $    622    $      113
    Product operations                                              190        149           387           292
    European operations                                              37         37            75            75
                                                                -------    -------      --------    ----------
       Consolidated depreciation and amortization               $   365    $   245      $  1,084    $      480
                                                                =======    =======      ========    ==========

                                                                                     As of
                                                                            ------------------------
                                                                             June 30,      June 30,
(in thousands)                                                                2000          1999
--------------                                                              ---------      ---------
Segment assets:
    Technology operations                                                    $ 13,877      $  2,181
    Product operations                                                         15,639         8,937
    European operations                                                         5,485         7,816
                                                                             --------      --------
      Consolidated segment assets                                            $ 35,001      $ 18,934
                                                                             ========      ========
Long-lived assets:
    United States                                                            $  2,627      $  3,037
    Switzerland                                                                   189           174
                                                                             --------      --------
      Consolidated long-lived assets                                         $  2,816      $  3,211
                                                                             ========      ========

                                                        Three Months              Six Months
                                                       Ended June 30,            Ended June 30,
                                                    -------------------      ----------------------
                                                     2000         1999         2000          1999
                                                    -------     -------      --------      --------
Geographic Information
Revenues:
    United States                                   $ 5,472     $ 2,638      $ 10,246      $  4,860
    Switzerland                                         500         727         1,116         3,230
    Other foreign countries                             499       1,266           946         2,546
                                                    -------     -------      --------      --------
      Consolidated revenues                         $ 6,471     $ 4,631      $ 12,308      $ 10,636
                                                    =======     =======      ========      ========

         For the six month period ended June 30, 2000, one commercial client of the Technology operations and one commercial client of the Product operations accounted for 38% and 13%, respectively, of the Company's consolidated revenues. For the six month period ended June 30, 1999, one commercial client of the European operations and one commercial client of the Technology operations accounted for 15% and 11%, respectively, of the Company's consolidated revenues.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic agreements with original equipment manufacturers, and other competitive factors leading to a decrease in anticipated revenues and gross profit margins and product development expenses.

                                    OVERVIEW

         The Company designs, manufactures and markets enterprise network security technology and systems that enable the deployment of secure Virtual Private Network ("VPN") solutions over the Internet and other shared public networks. The Company's technology and products are used in VPN and electronic commerce applications by financial institutions, government agencies, large corporations, telecommunication and Internet service providers to secure data transmissions on private and public computer networks, such as the Internet. The Company's Swiss subsidiary designs, manufactures, and markets cryptographic equipment and systems that enable the deployment of secure VPN solutions over the Internet and other shared public networks primarily in Switzerland and Europe.

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

         While Management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including new product offerings such as its SafeNet products for the Internet and the SafeNet/Security Center(TM), a high performance workstation, which automatically manages SafeNet products, and the development of integrated circuits for the original equipment manufacturer market. Management believes that growth in the market for products that provide secure remote access to computer networks will require the Company to increase its future investments in development, sales and marketing activities. These investments will enable the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

                      RESULTS OF OPERATIONS OF THE COMPANY

         The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

                                                     Three Months                Six Months
                                                    Ended June 30,               Ended June 30,
                                               -------------------------   -------------------------
                                                 2000           1999          2000          1999
                                               ----------    -----------   -----------    ----------
Revenues                                             100 %          100 %         100 %         100 %
Cost of revenues                                      25             31            27            35
                                               ----------    -----------   -----------    ----------
      Gross profit                                    75             69            73            65
                                               ----------    -----------   -----------    ----------
Research and development expenses                     29             35            30            25
Sales and marketing expenses                          24             40            24            34
General and administrative expenses                   16             12            16            11
Recovery of CyberGuard advance                        (2)             -            (2)            -
                                               ----------    -----------   -----------    ----------
      Total operating expenses                        67             87            68            70
                                               ----------    -----------   -----------    ----------
      Operating income (loss)                          8            (18)            5            (5)
Interest income, net                                   5              1             4             -
                                               ----------    -----------   -----------    ----------
      Income (loss) before income taxes               13            (17)            9            (5)
Income tax expense                                     4              5             2             3
                                               ----------    -----------   -----------    ----------
      Net income (loss)                                9 %          (22)%           7 %          (8)%
                                               ==========    ===========   ===========    ==========

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

Six months ended June 30, 2000 compared to Six months ended June 30, 1999

         Revenues increased 16%, or $1,672,000, to $12,308,000 for the six months ended June 30, 2000, from $10,636,000 in 1999. The Technology Operations revenues increased $4,122,000 mainly due to shipments of a software VPN product, Safenet/Soft-PK to several customers. Revenues from the Product Operations segment increased $1,520,000 primarily due to large shipments of VPN products to several large enterprises as well as an overall increased demand for Safenet VPN products. The European Operations revenues decreased $3,970,000 as a result of the reduction in the demand of legacy products in Europe.

         Gross margin increased to 73% for the six months ended June 30, 2000, from 65% in 1999. Margins on sales of software licenses and Safenet DSP Chips in the Technology Operations segment led the increase with an overall 86% gross margin compared to a 1999 gross margin of 70% made up of primarily development project sales. Product Operations' margins increased to 64% from 53% on strong sales of higher margin, VPN products versus lower margin, legacy products in 1999. The gross margin for the European operations decreased to 45% from 70% in 1999 as a result of lower revenues available to recover fixed costs.

         Research and development expenses increased 35%, or $956,000, to $3,671,000 for the six months ended June 30, 2000, from $2,715,000 in 1999. The increase is primarily attributable to increased personnel costs related to the Company's software and integrated circuit development projects in Technology Operations, and the completion of several large consulting contracts during 1999 under which $563,000 of research and development expenses were directly attributable to cost of goods sold. As a percentage of revenues, the expenses were 30% and 26% in 2000 and 1999, respectively.

         Sales and marketing expenses decreased 17%, or $600,000 to $3,011,000 for the six months ended June 30, 2000, from $3,611,000 in 1999 due to a decrease in personnel and their salaries, telephone, travel and related expenses as well as due to a scaled down participation in trade shows versus 1999. As a percentage of revenues, the expenses were 24% and 34% in 2000 and 1999, respectively.

         General and administrative expenses increased 65%, or $736,000, to $1,868,000 for the six months ended June 30, 2000, from $1,132,000 in 1999. The increase is primarily due to professional fees incurred to export software developed in the United States to the European Operations segment, costs associated with strengthening the executive management team in both the U.S. and Europe, and professional services related to strategic initiative planning. As a percentage of revenues, the expenses were 15% and 11% of revenues in 2000 and 1999, respectively.

         Income tax expense for the six months ended June 30, 2000 of $276,000 was for estimated tax expense on income in the United States. The 1999 income tax expense of $280,000 was for estimated taxes on the income of the European Operations that has no estimated income tax liability in 2000. The Company had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax assets has been established since the Company's ability to use the United States net operating loss is dependent upon future taxable income.

         The Company had net income of $922,000 for the six months ended June 30, 2000 compared to a net loss of $826,000 for the same period in 1999. The diluted income per common share was $0.13 in 2000 compared to a ($0.15) loss per common share in 1999.

Three Months ended June 30, 2000 compared to Three Months ended June 30, 1999

         Revenues increased 40%, or $1,840,000, to $6,471,000 for the three months ended June 30, 2000, from $4,631,000 in 1999. Technology Operations' revenues increased $2,393,000 mainly as a result of shipments of a software VPN product, Safenet/Soft-PK. Revenues from the Product Operations segment increased $612,000 primarily due to increased demand for Safenet VPN products. The European Operations' revenues decreased $1,165,000 as a result of the reduction in demand of legacy products in Europe.

         Gross margin increased to 75% for the three months ended June 30, 2000, from 69% in 1999. Margins on sales of software licenses and Safenet DSP Chips in the Technology Operations segment led the increase with an overall 88% gross margin on a significantly higher revenue volume than the 1999 gross margin of 87% which was made up of primarily software licenses and development project sales. Product Operations' margins increased to 63% from 53% in 1999 on sales of VPN products. The gross profit margin for the European operations decreased to 35% from 69% in 1999 as a result of lower revenues available to recover fixed costs.

         Research and development expenses increased 15%, or $241,000, to $1,843,000 for the three months ended June 30, 2000, from $1,602,000 in 1999.
The increase is primarily attributable to increased personnel related costs associated with the Company's software and integrated circuit development projects in Technology Operations. As a percentage of revenues, the expenses were 28% and 35% in 2000 and 1999, respectively.

         Sales and marketing expenses decreased to 12%, or $219,000, or $1,570,000 for the three months ended June 30, 2000, from $1,789,000 in 1999 due to a decrease in personnel and their salaries, telephone, travel and related expenses as well as due to a scaled down participation in trade shows versus 1999. As a percentage of revenues, the expenses were 24% and 39% in 2000 and 1999, respectively.

         General and administrative expenses increased 81%, or $450,000, to $1,009,000 for the three months ended June 30, 2000, from $559,000 in 1999. The increase is primarily due to professional fees incurred to strengthen the executive management team in both Europe and the U.S. and for professional services related to strategic initiative planning. As a percentage of revenues, the expenses were 16% and 12% of revenues in 2000 and 1999, respectively.

         The 2000 income tax expense of $276,000 was for estimated taxes on the income in the United States. The 1999 income tax expense of $244,000 was for estimated taxes on the income of the European Operations that has no estimated income tax liability in 2000. The Company had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax assets has been established since the Company's ability to use the United States net operating loss is dependent upon future taxable income.

         The Company had net income of $565,000 for the three months ended June 30, 2000 compared to a net loss of $1,014,000 for the same period in 1999. The diluted income per common share was $0.08 in 2000 compared to a ($0.19) loss per common share in 1999.

                 LIQUIDITY AND FINANCIAL POSITION OF THE COMPANY

         The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. At June 30, 2000, the Company had working capital of $26,466,000 including cash and cash equivalents of $24,551,000.

         For the six months ended June 30, 2000, cash and cash equivalents increased $5,390,000. Significant sources of cash for the Company in 2000 included $3,895,000 from operating activities and $1,504,000 from the exercise of stock options and warrants.

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

                         CHANGE IN ACCOUNTING STANDARDS

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at fair value. Adoption of SFAS No. 133 is required in the fiscal year 2001 and is not expected to have a material impact on the Company's financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company will be required to adopt this SAB in the fourth quarter of fiscal year 2000. The Company is currently evaluating the impact of the SAB on its revenue recognition practices and has not yet determined the impact that the adoption of this SAB will have on the Company's financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of June 30, 2000, the Company's investment in its Swiss subsidiary was approximately $4,578,000. A 10% change in the average Swiss Franc exchange rate for the six months ended June 30, 2000 would have changed the Company's reported earnings for the period by approximately $65,000. A 10% change in the June 30, 2000 Swiss Franc exchange rate would have changed the Company's reported currency translation adjustment for six months ended June 30, 2000 by approximately $354,000.

         At June 30, 2000, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits required by Item 601 of Regulation S-K.

             27   Financial Data Schedule

         (b) Reports on Form 8-K:

                  The Company filed a report on Form 8-K on June 22, 2000 related to the termination of our independent auditors, KPMG.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INFORMATION RESOURCE ENGINEERING, INC.



August 11, 2000                 /s/ Anthony A. Caputo
                               ----------------------
                               ANTHONY A. CAPUTO
                               Chairman, President and Chief Executive Officer


August 11, 2000                 /s/ Carole D. Argo
                               -------------------
                               CAROLE D. ARGO
                               Senior Vice President and Chief Financial Officer