Form 10-Q
period 2000-09-30
SAFENET INC
filed 2000-11-14
CIK 850313

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-20634
                                SAFENET, INC.
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's Common Stock as of November 14, 2000 was 6,891,807.

                              TABLE OF CONTENTS


PART I.                 FINANCIAL INFORMATION

      Item 1.           Financial Statements (Unaudited)

                        Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999             3

                        Consolidated Statements of Operations for the three months ended September
                            30, 2000 and 1999, and the nine months ended September 30, 2000 and                4
                            1999

                        Consolidated Statement of Stockholders' Equity for the nine months ended
                            September 30, 2000                                                                 5

                        Consolidated Statements of Cash Flows for the nine months ended September
                            30, 2000 and 1999                                                                  6

                        Consolidated Statements of Comprehensive Income (Loss) for the three
                            months ended September 30, 2000 and 1999, and the nine months ended                7
                            September 30, 2000 and 1999

                        Notes to Consolidated Financial Statements                                             8

      Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                            Operations                                                                         12

      Item 3.           Quantitative and Qualitative Disclosures About Market Risk                             15

PART II.                OTHER INFORMATION                                                                      15

      Item 4.           Submission of Matters to a Vote of Security Holders                                    15

      Item 6.           Exhibits and Reports on Form 8-K                                                       15

SIGNATURES                                                                                                     16

                                SAFENET, INC.
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                      September 30,  December 31,
                                                                          2000           1999
                                                                      -------------  --------------
                                                                      (unaudited)
                                    Assets
                                    ------

Current Assets:
     Cash and cash equivalents                                         $    26,731    $     19,161
     Short term investments                                                      -             501
     Accounts receivable, net of allowance for doubtful accounts
         of $214 and $251                                                    5,740           4,405
     Inventories                                                             2,361           2,946
     Prepaid expenses                                                          391             282
                                                                      -------------  --------------
         Total current assets                                               35,223          27,295
Equipment and leasehold improvements, net of accumulated
     depreciation of $2,807 and $2,347                                       1,134           1,424
Computer software development costs, net of accumulated
     amortization of $2,157 and $1,227                                       1,550           2,107
Goodwill, net of accumulated amortization of $545 and $481                     422             486
Prepaid license fees and other assets                                          879             584
                                                                      -------------  --------------
                                                                       $    39,208    $     31,896
                                                                      =============  ==============

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Current liabilities:
     Accounts payable                                                  $     1,831    $      1,154
     Accrued expenses                                                        2,140           1,634
     Advance payments and deferred revenue                                     868           1,472
                                                                      -------------  --------------
                 Total liabilities                                           4,839           4,260
                                                                      -------------  --------------
Stockholders' equity:
     Preferred stock, $.01 par value per share.
         Authorized 500,000 shares, none issued and outstanding                  -               -
     Common stock, $.01 par value per share.
         Authorized 15,000,000 shares, issued 6,877,009 shares
          in 2000 and 6,541,483 shares in 1999                                  69              65
     Additional paid-in capital                                             50,240          46,547
     Accumulated deficit                                                   (14,610)        (17,681)
     Accumulated other comprehensive loss                                   (1,330)         (1,295)
                                                                      -------------  --------------
                 Net stockholders' equity                                   34,369          27,636
                                                                      -------------  --------------
                                                                       $    39,208    $     31,896
                                                                      =============  ==============

         See accompanying notes to consolidated financial statements.

                                SAFENET, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited - in thousands, except per share amounts)

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                         -----------------------   -----------------------
                                                            2000        1999          2000        1999
                                                         -----------  ----------   -----------  ----------
Revenues                                                  $   7,633    $  3,783      $ 19,941    $ 14,420

Cost of revenues                                              2,019       1,476         5,348       5,200
                                                         -----------  ----------   -----------  ----------

     Gross profit                                             5,614       2,307        14,593       9,220
                                                         -----------  ----------   -----------  ----------

Research and development expenses                             1,737       1,650         5,408       4,365
Sales and marketing expenses                                  1,504       1,434         4,515       5,045
General and administrative expense                              876         868         2,744       2,000
Amortization of acquired intangible assets                       22          23            64          69
Recovery of CyberGuard advance                                    -        (238)         (275)       (238)
                                                         -----------  ----------   -----------  ----------
     Total operating expenses                                 4,139       3,737        12,456      11,241
                                                         -----------  ----------   -----------  ----------

     Operating income (loss)                                  1,475      (1,430)        2,137      (2,021)

Interest income, net                                            398          25           934          71
                                                         -----------  ----------   -----------  ----------

     Income (loss) before income taxes                        1,873      (1,405)        3,071      (1,950)

Income tax expense                                                -         188             -         468
                                                         -----------  ----------   -----------  ----------

     Net income (loss)                                    $   1,873    $ (1,593)     $  3,071    $ (2,418)
                                                         ===========  ==========   ===========  ==========

Income (loss) per common share - basic and diluted
     Basic                                                $    0.28    $  (0.29)     $   0.46    $  (0.45)
                                                         ===========  ==========   ===========  ==========
     Diluted                                              $    0.26    $  (0.29)     $   0.43    $  (0.45)
                                                         ===========  ==========   ===========  ==========
Weighted average number of common shares outstanding:
     Basic                                                    6,802       5,514         6,694       5,411
     Diluted                                                  7,249       5,514         7,201       5,411


         See accompanying notes to consolidated financial statements.

                                SAFENET, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Nine months ended September 30, 2000
                          (Unaudited - in thousands)


                                                                                     Accumulated
                                       Common stock    Additional                        other             Net
                                     -----------------   paid in     Accumulated     comprehensive    stockholders'
                                      Shares   Amount    capital       deficit       income (loss)       equity
                                     -------- -------- -----------  -------------  -----------------  -------------
Balance at December 31,
    1999                               6,541    $ 65     $ 46,547       $ (17,681)         $ (1,295)      $ 27,636

Stock options exercised                  329       4        3,504                                            3,508

Stock warrants exercised                   7       -          118               -                 -            118

Net income for the nine months
    ended September 30, 2000               -       -            -           3,071                 -          3,071

Foreign currency
    translation adjustment                 -       -            -               -              (375)          (375)

Unrealized gain from available-
    for-sale securities                    -       -            -               -               340            340

Other                                      -       -           71               -                 -             71

                                     -------- -------- -----------  -------------  -----------------  -------------
Balance at September 30, 2000          6,877    $ 69     $ 50,240       $ (14,610)         $ (1,330)      $ 34,369
                                    ========= ======= ============ =============== ================= ==============


         See accompanying notes to consolidated financial statements.

                                 SAFENET, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - in thousands)

                                                                            Nine Months Ended
                                                                             September 30,
                                                                        -------------------------
                                                                           2000          1999
                                                                        ------------  -----------
Cash flows from operating activities:
     Net income (loss)                                                   $    3,071    $  (2,418)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                        1,441          775
         Amortization of acquired intangible assets                              64           69
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                       (1,393)       1,745
            (Increase) decrease in inventories                                  482          183
            (Increase) decrease in prepaid expenses                             (76)           1
            Increase (decrease) in accounts payable                             689         (242)
            Increase (decrease) in accrued expenses                             514          160
            Increase (decrease) in deferred revenues                           (603)         185
            Other                                                               194           83
                                                                        ------------  -----------
                Net cash provided by operating activities                     4,383          541
                                                                        ------------  -----------

Cash flows from investing activities:
     Sales of short-term investments                                            501            -
     Equipment expenditures                                                    (214)        (377)
     Additions to computer software development costs                          (377)        (436)
                                                                        ------------  -----------
                Net cash (used in) investing activities                         (90)        (813)
                                                                        ------------  -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                  3,508        1,568
     Proceeds from exercise of stock warrants                                   118          392
     Other                                                                     (100)           5
                                                                        ------------  -----------
                Net cash provided by financing activities                     3,526        1,965
                                                                        ------------  -----------

Effect of exchange rate changes on cash                                        (249)        (384)
                                                                        ------------  -----------

Net increase in cash and cash equivalents                                     7,570        1,309

Cash and cash equivalents at beginning of period                             19,161        5,866
                                                                        ------------  -----------

Cash and cash equivalents at end of period                               $   26,731    $   7,175
                                                                        ============  ===========

Cash paid for:
     Interest expense                                                    $        -    $     -
                                                                        ============  ===========
     Income taxes                                                        $       57    $     -
                                                                        ============  ===========




         See accompanying notes to consolidated financial statements.

                                SAFENET, INC.
                               AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                          (Unaudited - in thousands)

                                                                  Three Months Ended      Nine Months Ended
                                                                    September 30,            September 30,
                                                               -----------------------   ----------------------
                                                                 2000        1999          2000        1999
                                                               ----------  -----------   ----------  ----------
Net income (loss)                                                $ 1,873    $ (1,593)       $3,071    $ (2,418)
Other comprehensive income (loss):
     Unrealized gain (loss) from available-for-sale securities      (281)          -           340           -
     Foreign currency translation adjustment                        (267)        286          (375)       (557)
                                                               ----------  ----------    ----------  ----------

Comprehensive income (loss)                                      $ 1,325    $ (1,307)       $3,036    $ (2,975)
                                                               ==========  ==========    ==========  ==========

         See accompanying notes to consolidated financial statements.

                                SAFENET, INC.
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

(2)      Inventories



                Inventories consist of the following (in thousands):

                                                                     As of
                                                       ----------------------------------
                                                        September 30,      December 31,
                                                             2000              1999
                                                       ----------------   ---------------
                Raw materials                           $        1,376     $       1,366
                Finished goods                                     985             1,580
                                                       ----------------   ---------------
                     Total                              $        2,360     $       2,946
                                                       ================   ===============



(3)      Accrued Expenses

                Accrued expenses consist of the following (in thousands):

                                                                     As of
                                                       ----------------------------------
                                                        September 30,      December 31,
                                                             2000              1999
                                                       ----------------   ---------------
                Accrued salaries and commissions         $       1,288     $       1,110
                Other                                              852               524
                                                       ----------------   ---------------
                     Total                               $       2,140     $       1,634
                                                        ===============   ===============




(4)  Income Taxes

         The income tax expense for the three and nine month periods ended September 30, 1999 represents income taxes for the Company's Swiss subsidiary. There is no income tax expense for the three and nine month periods ended September 30, 2000 (see Note 5).

(5) Change in Accounting for Income Taxes

         The Company has net operating loss carryforwards for tax purposes ("NOLs") that are available to offset future taxable income. Only a portion of the NOLs is attributable to operating activities. The remainder of the NOLs is attributable to tax deductions from stock option plans.

         For the first and second quarter of 2000, the Company followed the practice of computing its income tax expense using the assumption that current year stock option deductions were used first to offset its financial statement income. NOLs could then offset any excess financial statement income over current year stock option deductions. Because stock option deductions are not recognized as an expense for financial reporting purposes, the tax benefit of stock option deductions must be credited to additional paid in capital with an offsetting income tax expense recorded in the income statement.

         The Company applied this practice for the first two quarters of fiscal 2000. Effective July 1, 2000, the Company changed its accounting for income taxes to recognize the tax benefits from current and prior years' stock compensation deductions after utilization of NOLs from operations (i.e., NOLs determined without deductions from the stock option plans) to reduce income tax expense. The Company believes that this change is to a preferable method because the Company will not realize any tax benefit from stock compensation deductions until it has fully utilized its current and prior net operating loss carryforwards from operations. Thus, this method more accurately reflects the incremental effect of the Company's stock option deductions in the appropriate accounting period.

         Because the Company was generating NOLs prior to fiscal 2000 rather than using them, this accounting change had no effect on prior years' tax provisions or additional paid in capital.

         After restating the first and second quarters in fiscal 2000, the effect of the accounting change for each quarter was to increase net income (in thousands) and net income per share as follows:

                                                                     Net Income
                                            --------------------------------------------------------------
                                                                                  Per Share
                                                                     -------------------------------------
                                                   Total              Basic                   Diluted
                                                   -----              -----                   -------
First Quarter                                        -                 -                        -
Second Quarter                                   $276,000            $0.04                    $0.04
                                            --------------------------------------------------------------
Total                                            $276,000            $0.04                    $0.04
                                            ==============================================================

         Further additional paid-in capital was reduced by $276,000 and, as a result of this change in accounting method, accumulated deficit was increased by $276,000.

         The Company's NOLs for tax purposes, which were fully reserved to the extent of the excess over deferred tax liabilities, relating to operations and stock options amounted to (in thousands):

                                                              September 30, 2000         December 31, 1999
                                                              ------------------         -----------------
Operations                                                           $11,227                  $14,298
Options                                                               $8,779                   $2,800



         When realization of the NOL is more likely than not to occur, the benefit related to NOL from operations will be recognized as a reduction of income tax expense. The benefit related to the NOL from stock option deductions will be recognized as tax expense and credited to additional paid-in capital.

(6)  Segments of the Company and Related Information

         The Company has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company's products into their products for ultimate sale to end-users ("Technology Operations"), network security products designed and manufactured in the United States for direct sales to end-users ("Product Operations"), and security products designed and manufactured outside the United States ("European Operations"). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Technology Operations and Product Operations include some international sales mainly to South America and Asia. Information presented below is as of and for the three and nine month periods ended September 30, 2000 and 1999, respectively (in thousands):



                                                                            Three Months                    Nine Months
                                                                         Ended September 30,           Ended September 30,
                                                                 -------------------------------------------------------------
                                                                     2000             1999            2000           1999
                                                                 -------------------------------------------------------------
Revenues:
    Technology operations                                         $      4,124     $        701    $     10,484   $     2,939
    Product operations                                                   2,449            1,464           6,969         4,464
    European operations                                                  1,060            1,618           2,488         7,017
                                                                 --------------  ---------------  -------------- -------------
       Consolidated revenues                                      $      7,633     $      3,783    $     19,941   $    14,420
                                                                 ==============  ===============  ============== =============
Intersegment revenues:
    Technology operations                                         $          -     $          -    $          -   $         -
    Product operations                                                       3                -             106             -
    European operations                                                      4                -               6             -
                                                                 --------------  ---------------  -------------- -------------
       Intersegment revenues                                      $          7     $          -    $        112   $         -
                                                                 ==============  ===============  ============== =============
Reconciling items:
    Intersegment revenues                                         $         (7)    $         -     $       (112)  $         -
                                                                 --------------  ---------------  -------------- -------------
Total consolidated revenues                                       $      7,633     $      3,783    $     19,941   $    14,420
                                                                 ==============  ===============  ============== =============
Operating income (loss):
    Technology operations                                         $      1,072     $       (853)   $      1,936   $    (2,415)
    Product operations                                                     616             (897)          1,326        (2,201)
    European operations                                                   (213)             320          (1,125)        2,595
                                                                 --------------  ---------------  -------------- -------------
       Consolidated operating income (loss)                       $      1,475     $     (1,430)   $      2,137   $    (2,021)
                                                                 ==============  ===============  ============== =============
Income (loss) before income taxes:
    Technology operations                                         $      1,295     $       (845)   $      2,458   $    (2,392)
    Product operations                                                     777             (890)          1,704        (2,179)
    European operations                                                   (199)             330          (1,091)        2,621
                                                                 --------------  ---------------  -------------- -------------
       Consolidated income (loss) before income taxes             $      1,873     $     (1,405)   $      3,071   $    (1,950)
                                                                 ==============  ===============  ============== =============
Depreciation and amortization:
    Technology operations                                         $        271     $         80    $        893   $       193
    Product operations                                                     116              246             503           538
    European operations                                                     34               38             109           113
                                                                 --------------  ---------------  -------------- -------------
       Consolidated depreciation and amortization                 $        421     $        364    $      1,505   $       844
                                                                 ==============  ===============  ============== =============

                                                                                                         As of
                                                                                      ---------------------------------------
                                                                                           September 30,    September 30,
(in thousands)                                                                                 2000              1999
--------------                                                                        ------------------  -------------------
Segment assets:
    Technology operations                                                             $          17,174    $          3,294
    Product operations                                                                           17,092               6,804
    European operations                                                                           4,942               7,922
                                                                                     -------------------  ------------------
      Consolidated segment assets                                                     $          39,208    $         18,020
                                                                                     ===================  ==================
Long lived assets:
    United States                                                                     $           2,449    $          2,938
    Switzerland                                                                                     235                 170
                                                                                     -------------------  ------------------
      Consolidated long lived assets                                                  $           2,684    $          3,108
                                                                                     ===================  ==================


                                                          Three Months                              Nine Months
                                                      Ended September 30,                       Ended September 30,
                                             --------------------------------------    --------------------------------------
                                                   2000                1999                 2000                1999
                                             ------------------  ------------------    -----------------  -------------------
Geographic Information
Revenues:
    United States                            $           6,285    $          2,037     $         16,529    $          6,897
    Switzerland                                            572                 397                1,520               3,627
    Other foreign countries                                776               1,349                1,892               3,896
                                            -------------------  ------------------   ------------------  ------------------
      Consolidated revenues                  $           7,633    $          3,783     $         19,941    $         14,420
                                            ===================  ==================   ==================  ==================



         For the nine month period ended September 30, 2000, one commercial client of the Technology operations and one commercial client of the Product operations accounted for 29% and 10%, respectively, of the Company's consolidated revenues. For the nine month period ended September 30, 1999, one commercial client of the European operations accounted for 11% of the Company's consolidated revenues.

(7) Earnings Per Common Share

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



                                                                   Three Months            Nine Months
                                                               Ended September 30,     Ended September 30,
                                                              --------------------    ---------------------
                                                                2000        1999         2000        1999
                                                              --------  ----------    ---------  ----------
Net income (loss)                                              $1,873    $ (1,593)      $3,071    $ (2,418)
                                                              ========  ==========   ==========  ==========
Weighted average common  shares outstanding   basic             6,802       5,514        6,694       5,411
Effect of dilutive securities-options                             447           -          507           -
                                                              --------  ----------    ---------  ----------
Adjusted weighted average common shares
     outstanding   diluted                                      7,249       5,514        7,201       5,411
                                                              ========  ==========   ==========  ==========



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

         While Management is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that market share be obtained. The Company has undertaken various strategies in order to increase its revenues and improve its future operating results, including new product offerings such as its SafeNet products for the Internet and the SafeNet/Security Center(TM), a high performance workstation, which automatically manages SafeNet products, and the development of integrated circuits for the original equipment manufacturer market. Management believes that growth in the market for products that provide secure remote access to computer networks will require the Company to increase its future investments in product development, sales and marketing activities. These investments will enable the Company to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

                     RESULTS OF OPERATIONS OF THE COMPANY

         The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.



                                              Three Months             Nine Months
                                            Ended September 30,    Ended September 30,
                                         ------------------------------------------------
                                          2000         1999        2000        1999
                                         --------    ---------   ---------   ---------
Revenues                                     100 %        100 %       100 %       100 %
Cost of revenues                              26           39          27          36
                                         --------    ---------   ---------   ---------
     Gross profit                             74           61          73          64
                                         --------    ---------   ---------   ---------
Research and development expenses             23           44          27          30
Sales and marketing expenses                  20           38          23          35
General and administrative expenses           11           23          14          15
Recovery of CyberGuard advance                 -           (6)         (1)         (2)
                                         --------    ---------   ---------   ---------
     Total operating expenses                 54           99          63          78
                                         --------    ---------   ---------   ---------
     Operating income (loss)                  20          (38)         10         (14)
Interest income, net                           5            1           5           -
                                         --------    ---------   ---------   ---------
     Income (loss) before income taxes        25          (37)         15         (14)
Income tax expense                             -            5           -           3
                                         --------    ---------   ---------   ---------
     Net income (loss)                        25 %        (42)%        15 %       (17)%
                                         ========    =========   =========   =========

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

Nine months ended September 30, 2000 compared to Nine months ended September 30, 1999

         Revenues increased 38%, or $5,521,000, to $19,941,000 for the nine months ended September 30, 2000, from $14,420,000 in 1999. The Technology Operations revenues increased $7,545,000 mainly due to shipments of a software VPN product, SafeNet/Soft-PK to several customers. Revenues from the Product Operations segment increased $2,505,000 primarily due to large shipments of VPN products to several large enterprises as well as an overall increased demand for SafeNet VPN products. The European Operations revenues decreased $4,529,000 as a result of the reduction in the sale of legacy products in Europe.

         Gross margin increased to 73% for the nine months ended September 30, 2000, from 64% in 1999. Margins on sales of software licenses and SafeNet DSP Chips in the Technology Operations segment led the increase with an overall 84% gross margin compared to a 1999 gross margin of 75% made up of primarily development project sales. Product Operations' margins increased to 66% from 49% on strong sales of higher margin VPN products versus lower margin legacy products in 1999. The gross margin for the European operations decreased to 48% from 69% in 1999 as a result of lower revenues available to recover fixed costs.

         Research and development expenses increased 24%, or $1,043,000, to $5,408,000 for the nine months ended September 30, 2000, from $4,365,000 in 1999. The increase is primarily attributable to increased personnel costs during 2000 related to the Company's software and integrated circuit development projects in Technology Operations, and the completion of several large consulting contracts during 1999 under which $612,000 of research and development expenses were directly attributable to cost of goods sold. As a percentage of revenues, the expenses were 27% and 30% in 2000 and 1999, respectively.

         Sales and marketing expenses decreased 11%, or $530,000 to $4,515,000 for the nine months ended September 30, 2000, from $5,045,000 in 1999, due to a decrease in personnel and their salaries, telephone, travel and related expenses as well as scaled down participation in trade shows versus 1999. Expenses decreased despite web site development expenses of $70,000 during the third quarter. As a percentage of revenues, expenses were 23% and 35% in 2000 and 1999, respectively.

         General and administrative expenses increased 37%, or $744,000, to $2,744,000 for the nine months ended September 30, 2000, from $2,000,000 in 1999. The increase is primarily due to professional fees incurred to export software developed in the United States to the European Operations segment, costs associated with strengthening the executive management team in both the U.S. and Europe, and professional services related to strategic initiative planning. As a percentage of revenues, the expenses were 14% and 15% of revenues in 2000 and 1999, respectively.

         There was no income tax expense for the nine months ended September 30, 2000 due to net operating loss carryforwards available to offset current year earnings. The 1999 income tax expense of $468,000 was for estimated taxes on the income of the European Operations that has no estimated income tax liability in 2000. The Company had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax assets has been established since the Company's ability to use the United States net operating losses is dependent upon future taxable income.

         The Company had net income of $3,071,000 for the nine months ended September 30, 2000 compared to a net loss of $2,418,000 for the same period in 1999. The diluted income per common share was $0.43 in 2000 compared to a ($0.45) loss per common share in 1999.

Three months ended September 30, 2000 compared to Three months ended September 30, 1999

         Revenues increased 102%, or $3,850,000, to $7,633,000 for the three months ended September 30, 2000, from $3,783,000 in 1999. Technology Operations' revenues increased $3,423,000 as a result of shipments of software, chips, and a new hardware implementation of SafeNet Technology called SafeNet/PCI. Revenues from the Product Operations segment increased $985,000 primarily due to increased demand for SafeNet VPN products. The European Operations' revenues decreased $558,000 as a result of the reduction in demand of legacy products in Europe.

         Gross margin increased to 74% for the three months ended September 30, 2000, from 61% in 1999. Margins on sales of software licenses, SafeNet DSP Chips, and SafeNet/PCI products in the Technology Operations segment led the increase with an overall 81% gross margin on a significantly higher revenue volume than the 1999 gross margin of 92% which was made up of primarily software licenses and development project sales. Product Operations' margins increased to 71% from 41% in 1999 on sales of VPN products. The gross profit margin for the European operations decreased to 51% from 65% in 1999 as a result of lower revenues available to recover fixed direct costs.

         Research and development expenses increased 5%, or $87,000, to $1,737,000 for the three months ended September 30, 2000, from $1,650,000 in 1999. The increase is primarily attributable to increased personnel related costs associated with the Company's software and integrated circuit development projects in Technology Operations. As a percentage of revenues, the expenses were 23% and 44% in 2000 and 1999, respectively.

         Sales and marketing expenses increased 5%, or $70,000, to $1,504,000 for the three months ended September 30, 2000, from $1,434,000 in 1999 due primarily to the development of a new corporate web-site . As a percentage of revenues, the expenses were 20% and 38% in 2000 and 1999, respectively.

         General and administrative expenses increased 1%, or $8,000, to $876,000 for the three months ended September 30, 2000, from $868,000 in 1999. As a percentage of revenues, the expenses were 11% and 23% of revenues in 2000 and 1999, respectively.

         There was no 2000 income tax expense for estimated taxes on the income in the United States due to net operating loss carryforwards available to offset current year earnings. The 1999 income tax expense of $188,000 was for estimated taxes on the income of the European Operations that has no estimated income tax liability in 2000. The Company had no United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax assets has been established since the Company's ability to use the United States net operating loss is dependent upon future taxable income.

         The Company had net income of $1,873,000 for the three months ended September 30, 2000 compared to a net loss of $1,593,000 for the same period in 1999. The diluted income per common share was $0.26 in 2000 compared to a ($0.29) loss per common share in 1999.

               LIQUIDITY AND FINANCIAL POSITION OF THE COMPANY

         The Company believes that its current cash resources, together with cash flows from operations, will be sufficient to meet its needs for the next year. At September 30, 2000, the Company had working capital of $30,384,000 including cash and cash equivalents of $26,731,000.

         For the nine months ended September 30, 2000, cash and cash equivalents increased $7,570,000. Significant sources of cash for the Company in 2000 included $4,383,000 from operating activities and $3,626,000 from the exercise of stock options and warrants.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company will be required to adopt this SAB in the fourth quarter of fiscal year 2000. The Company is currently evaluating the impact of the SAB on its revenue recognition practices and does not believe that the adoption of this SAB will have a material impact on the Company's financial position or results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of September 30, 2000, the Company's investment in its Swiss subsidiary was approximately $4,578,000. A 10% change in the average Swiss Franc exchange rate for the nine months ended September 30, 2000 would have changed the Company's reported earnings for the period by approximately $65,000. A 10% change in the September 30, 2000 Swiss Franc exchange rate would have changed the Company's reported currency translation adjustment for nine months ended September 30, 2000 by approximately $354,000.

         At September 30, 2000, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.



                         PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)      The Annual Meeting of Shareholders was held on July 19, 2000.

     (b) The following six directors were elected for a term of one year or until their respective successors have been duly elected or appointed:


                                               For           Withheld
                                               ---           --------
              Anthony A. Caputo              5,811,374        9,574
              Thomas A. Brooks               5,758,574       62,374
              Shelley A. Harrison            5,759,574       61,374
              Ira A. Hunt, Jr.               5,753,774       67,174
              Douglas E. Kozlay              5,758,574       62,374
              Bruce R. Thaw                  5,696,474      124,474

              There were no broker non-votes.

     (c) The shareholders approved the Company's name change to SafeNet, Inc. There were 5,744,405 shares cast in favor of the proposal, 1,230 shares cast against the proposal, and 75,313 shares abstaining. There were no broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits required by Item 601 of Regulation S-K.

              1B Ernst & Young LLP letter dated November 7, 2000 regarding change in accounting principle.

              27    Financial Data Schedule

              27.1  Restated Financial Data Schedule



     The Company did not file any reports on Form 8-k during the three months ended September 30, 2000.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SAFENET, INC.



November  14, 2000                                  /s/ Anthony A. Caputo
                                                   ----------------------
                                                   ANTHONY A. CAPUTO
                                                   Chairman, President and
                                                   Chief Executive Officer


November  14, 2000                                  /s/ Carole D. Argo
                                                   -------------------
                                                   CAROLE D. ARGO
                                                   Senior Vice President and
                                                   Chief Financial Officer