Form 10-K
period 2000-12-31
SAFENET INC
filed 2001-03-09
CIK 850313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20634
                                 SAFENET, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      52-1287752
---------------------------------------------  ---------------------------------------------
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

            8029 CORPORATE DRIVE
             BALTIMORE, MARYLAND                                   21236
---------------------------------------------  ---------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (410) 931-7500

      Securities registered under Section 12(b) of the Exchange Act: NONE

        Securities registered under Section 12 (g) of the Exchange Act:

                                                               NAME OF EACH
             TITLE OF EACH CLASS                       EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
        Common Stock, $.01 par value                      Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the Nasdaq National Market on March 6, 2001 was approximately $337,878,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of this calculation, to be "affiliates" of the registrant. This determination of the affiliate status is not necessarily conclusive.

The number of shares of the registrant's Common Stock outstanding as of March 6, 2001 was 7,029,963.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant's proxy statement for the Annual Meeting of Shareholders, which proxy statement in definitive form will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words "estimate," "anticipate," "expect" or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth below under Trends and Uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. SafeNet, Inc. undertakes no obligation to publicly release any revisions to "forward looking statements" to reflect events or circumstances after the date of this report is filed with the Securities and Exchange Commission or to reflect the occurrence of anticipated events.

 PART 1

ITEM 1. BUSINESS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

COMPANY
--------------------------------------------------------------------------------

SafeNet, Inc. ("SafeNet"), formerly Information Resource Engineering, was originally incorporated in Maryland on April 7, 1983 under the name "Industrial Resource Engineering, Inc." SafeNet reincorporated under Information Resource Engineering in Delaware by merging with its subsidiary in March 1989. We completed our initial offering in October of 1989 and our secondary offering in October of 1992. On November 1, 2000, the Corporate name was changed by a vote of the stockholders to SafeNet, Inc. SafeNet's executive offices are located at 8029 Corporate Drive, Baltimore, MD 21236. Our main telephone line is
410.931.7500 and website address is www.safenet-inc.com.

GENERAL
--------------------------------------------------------------------------------

 OVERVIEW

SafeNet (Nasdaq: SFNT) delivers a widely deployed Virtual Private Network (VPN) technology for secure business communications over the Internet. We offer both Original Equipment Manufacture (OEM) technology and end-user products for VPN and e-commerce applications. SafeNet's European subsidiary, GRETACODER Data Systems AG (GDS), designs, manufactures and markets enterprise communications security technology for the enterprise market. An ISO 9001 certified operation; GDS has historically focused its product technology on encryption, authentication, transaction security and secure remote access. GDS is currently transitioning its focus from legacy networks to VPN technology for the Internet targeting large enterprises in Europe and OEM developers and technology integrators.

Since our inception in 1983, SafeNet has been providing network security solutions worldwide for financial, enterprise, telecommunications and government use. SafeNet's SecureIP(TM) technology has enjoyed broad market acceptance through both the end-user and OEM VPN markets. Organizations that depend on robust security for all communications have been enabled with our technology for years. Through customer engagements with organizations like the U.S. Department of State, Internal Revenue Service, U.S. Treasury, Federal Reserve Bank, and Citibank, we have gained over 17 years of direct experience developing, deploying, and managing network security systems for Fortune 500 companies and government organizations around the world.

A VPN, simply put, is a communications system that uses strong encryption and authentication to create private "tunnels" through the Internet or other shared networks, allowing businesses to take advantage of the lowest cost network without exposing their business communications. VPN technology has been a core competency of SafeNet for over a decade and remains a principal focus of SafeNet.

SafeNet has positioned its VPN technology as a provider of choice for leading Internet infrastructure manufacturers, service providers, and security vendors. Customers include Cisco Systems, Nortel Networks, Nokia, and 3Com. With SafeNet securing the infrastructure of today's e-business communications, we are opening new markets for interoperable, secure, and deployable VPN communications.

SafeNet has taken the vision--to offer a simple, cost-effective approach to Internet security--and become an innovator in the Internet marketplace, using its expertise to identify and develop emerging security technologies. In 1995, SafeNet introduced the first Internet VPN. We have sought to educate the market and develop leading-edge technology to bring VPNs into the mainstream and make security on the Internet a reality for business.

VPNs have become one of the most sought after sectors in the networking communications industry. The tremendous growth of the Internet and the applications surrounding this pervasive public network has increased the need for VPN products and technology around the world.

During SafeNet's fiscal year 2000, our VPN technology was adopted by major industry leaders including Open Reach, 3COM, and Cisco Systems. SafeNet Soft-PK(TM), our award-winning Internet Protocol Security Standard (IPSec) VPN Client, penetrated new markets and reached new heights in sales, making it a leading solution in VPN client software. Soft-PK was adopted by an array of industry leaders including RSA Security, Furukawa Electric, RapidStream, NetScreen Technologies, and NetMax. Introduced in August of 2000, SafeNet CryptPCI, a PCI board that provides high-speed performance and advanced security for hardware-based acceleration of VPNs, e-commerce applications, firewalls, and other cryptographic applications, was chosen by Intel and Cisco Systems. Our SafeNet product line has continued to be a leading choice of security-conscious organizations including the Internal Revenue Service and Citibank.

During 2000, the company broadened its market focus to include developing security technology for the broadband and wireless markets. New access technologies, such as DSL, cable modems, and wireless technologies are becoming an increasingly popular way to access the enterprise network for remote, mobile, and at-home workers. These emerging access technologies may also be more vulnerable to Internet-borne security threats. Recently, SafeNet announced the availability of it SecureIP(TM) technology for OEM developers and technology integrators. SecureIP is available in IP modules - whereby selected elements of the VPN encryption technology can be adapted in single or multiple implementations. The flexibility of SecureIP will enable SafeNet encryption to be quickly integrated into emerging technology.

During 2000, GDS has been transitioning its business from security for legacy networks to encryption technology for Internet based networks. Through collaboration with SafeNet corporate headquarters, GDS is adopting a similar business model, focusing on both OEM markets and security-conscious organizations like government, banking and financial institutions. GDS clients include both financial institutions and government agencies such as Union Bank of Switzerland, Swiss Interbank Clearing, SWIFT, European Payment Systems Services, Societa Interbancaria per l'Automazione S.p.A., and Swiss Securities Clearing Operation.

INDUSTRY BACKGROUND
--------------------------------------------------------------------------------

 THE VPN MARKET

A VPN is a communications system using strong encryption that creates a private "tunnel" through the Internet and other communications systems, assuring authentication of users and privacy of information. This allows businesses to use the lowest cost network without exposing their business communications. A VPN can allow an organization's employees to access company-confidential information over an intranet, or allow trading partners access to a company extranet for secure business-to-business electronic commerce applications. A leading market research firm predicts that by the year 2004, the VPN product and services will reach 39.8 billion dollars.

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

Management believes that the market for security systems and products providing VPN solutions has grown over the last several years due to an increase in the use of the Internet for business communications and electronic commerce applications such as work-at-home arrangements or telecommuting, electronic mail, satellite offices connected to a central computer, electronic funds transfer, electronic data interchange with clients, suppliers and business customers and numerous other arrangements. The popularity and associated usage of the Internet has increased the requirements for VPN technology and products to ensure secure "intra" and "inter" company communications.

VPNs are facilitating growth of e-business or business-to-business online applications. Growth in this area has been significant and Management believes it will continue to grow in the future.

PRODUCTS
--------------------------------------------------------------------------------

SafeNet's VPN technology and product offerings include software and hardware products, dedicated solutions, and embedded technology for the OEM market.

 SAFENET OEM SOLUTIONS

SECUREIP(TM) TECHNOLOGY

SafeNet announced the streamlined delivery of its core technology for availability to OEM developers and technology integrators. SecureIP is available for license in IP modules or blocks - whereby selected elements of the VPN encryption technology can be adapted in single or multiple implementations. This allows OEMs to incorporate selective blocks in their own ASICs or processors to allow for very cost-effective, high throughput, low power designs This flexibility enables SafeNet Technology to quickly secure emerging markets. SecureIP can be licensed in the following implementations:

    - Encryption Engines:  DES/3DES, RC4, Rijndael (AES)
    - Hash Engines:  SHA-1, MD5, RIPEMD-128/160
    - Packet Engines:  IPSec, SSL, TLS, WTLS, IPComp
    - Public Key Accelerator
    - Entropy based True Random Number Generator (RNG)
    - Deflate Compression Engine

SAFENET CRYPTCORE 1140

Announced on December 13, 2000, SafeNet CryptCore 1140 is a low cost encryption accelerator chip for cable and DSL modems, routers, residential gateways, and other small office/home office (SOHO) networking devices. The CryptCore processor provides unmatched performance at the lowest price point available in the SOHO market for hardware-based acceleration of VPNs, e-commerce applications, firewalls, and other cryptographic applications. Because CryptCore is the only chip in the market designed to seamlessly interface with four of the industry's most widely-used networking processor interfaces, it provides customers with a one-stop, IPSec-compliant encryption acceleration solution for a range of networking products.

SAFENET DSP(TM)

SafeNet DSP(TM) is a hardware acceleration device that is embedded into networking equipment such as routers, firewalls, and switches to enable highly secure Virtual Private Networking. Co-developed with Analog Devices,

Inc., this IPSec-compliant encryption solution delivers the highest performance and strongest security solution for networking, server, and telecommunications companies.

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

SAFENET CRYPTSET(TM)

SafeNet Cryptset is a high throughput chipset that allows ATM, Fast Ethernet and T-3 Communications.

SAFENET CRYPTPCI(TM)

The SafeNet CryptPCI card is a plug-in PCI board that provides industry-leading crypto throughput and acceleration for operations such as encryption, hashing, public key computations, key negotiation, signatures, and random number generation. With this accelerator installed, host system applications can off-load the burden of time-consuming crypto applications while improving system performance. SafeNet CryptPCI features the SafeNet DSP security chip used by Cisco Systems, Nortel Networks and Cabletron Systems. SafeNet CryptPCI offers single-pass simultaneous hash and encrypt operation in hardware and provides accelerated throughput for IPSec applications. SafeNet CryptPCI customers include Cisco and Intel.

 CLIENT SOFTWARE

SAFENET SOFT-PK(TM)

SafeNet Soft-PK is an IPSec-certified, interoperable VPN software product for Windows 95, 98, and NT 4.0 that allows secure client-to-client or client-to-gateway communication over TCP/IP networks, including the Internet. The security services offered by SafeNet Soft-PK include confidentiality via encryption, packet integrity and authentication via keyed hash, and identity authentication via Digital Signatures and X.509 certificates, exchanged during key negotiation. Features include IPComp compression, Certificate Enrollment Protocol (CEP), Windows 2000 and L2TP Support.

SafeNet Soft-PK is one of only two client software products to be awarded IPSec certification from the International Computer Security Association (ICSA) and is being private-labeled by major communications and security vendors. Infonetics Research, Inc. recently identified SafeNet Soft-PK as one of the two leading players in the rapidly growing remote access VPN market. SafeNet Soft-PK was also named "Best Security Solution" by Solutions Integrator's SI Impact Awards and "Product of the Year" in the VPN category by Internet Telephony Magazine.

SAFENET VPN POLICY MANAGER(TM)

SafeNet VPN Policy Manager(TM) is a Windows NT application that provides comprehensive policy management for SafeNet Soft-PK(TM) VPN Client. SafeNet VPN Policy Manager simplifies deployment of SafeNet Soft-PK and enables centralized management of security policies. SafeNet VPN Policy Manager provides a simple and flexible way to install and manage large quantities of VPN clients, while keeping security policy transparent to the end-user. Full compliance with industry standards ensures interoperability with other networking products; another feature critical to the successful deployment of VPNs. SafeNet VPN Policy Manager is used by 3Com Corporation.

 SAFENET ENTERPRISE SOLUTIONS:

SAFENET ENTERPRISE(TM)

SafeNet Enterprise(TM) is a deployable VPN solution that integrates the full range of Internet security needs like access control, encryption, user authentication, message authentication, and policy management. The SafeNet Enterprise system consists of two client products (SafeNet Soft(TM) and SafeNet Smart(TM)) for remote access, a high performance gateway (SafeNet Speed(TM)), and a centralized security management system, providing comprehensive security in an easy-to-use, scaleable solution (SafeNet Security Center).

SafeNet Enterprise Version 3 introduces an IPSec (IP Security) compliant, public key mode of operation to SafeNet's family of VPN products. SafeNet Enterprise Version 3 also features IPSec Plus capabilities that go beyond the current industry standard to provide integrated security in a deployable solution.

SAFENET SOFT(TM) AND SAFENET SMART(TM)

Both SafeNet Soft and SafeNet Smart provide encryption and authentication for Internet and private TCP/IP communications in an easy-to-use desktop utility. SafeNet Soft and SafeNet Smart solve the need for cost-effective products that can be widely deployed throughout an organization. SafeNet Soft and SafeNet Smart features include support for dial-up and network connections, support for Windows 95, 98, and NT, and IPSec compliance. SafeNet Smart features the addition of a personalized smart card for two-factor user authentication. SafeNet Smart uses X.509 v.3 certificates and user authentication keys that are secured and maintained on the smart card for an added level of security.

SAFENET SPEED(TM) FAMILY

SafeNet Speed Family is a dedicated VPN gateway solution that provides users a scalable, upgradeable architecture to meet the evolving performance, security, and multi-vendor compatibility requirements for site-to-site and remote access VPN applications. SafeNet Speed features the SafeNet DSP(TM), which combines high performance with the industry's strongest encryption and authentication schemes for tunneling data securely across the Internet or private TCP/IP networks. SafeNet Speed may be implemented as a standalone "plug and play" unit for organizations who simply require a high-performance VPN gateway, or as part of SafeNet's SafeNet Enterprise Version 3 family of products, for those who need a turnkey VPN solution including clients and management. SafeNet Speed is offered in 3 configurations to satisfy different levels of requirements:

SAFENET SECURITY CENTER(TM)FAMILY (SAFENET(TM) VPN MANAGEMENT FAMILY)

The SafeNet Security Center Family provides VPN management solutions for entry-level through high-end network environments and enables organizations to scale from modest VPN applications to massive deployments quickly and easily. SafeNet Security Center provides flexibility and resiliency unprecedented in the VPN industry, which is the result of SafeNet's experience deploying VPN solutions with customers worldwide.

 MANAGED SERVICES

TRUSTED SERVICES(TM)

SafeNet Trusted Services(TM) is a VPN Management Service that provides consulting, central security management and 24-hour/365 day monitoring of an organization's network. SafeNet Trusted Services can allow a company to take advantage of VPN security without paying costs in capital equipment and overhead while entrusting key management to a professional service. Trained network security experts perform all the functions for effective VPN deployment including security policy creation and management, user enrollment, network management, and help desk support. The center is a highly secure facility equipped with surveillance cameras and motion detectors.

 GDS PRODUCTS

GDS has historically developed encryption technology for legacy networks. Over the past year, GDS has adopted SafeNet's business model focused on OEM and end-user segments. GDS is selling encryption technology products to large security-conscious organizations that want to use the Internet and licensing SafeNet technology to OEM developers and technology integrators. Their technology and products mirror what SafeNet develops domestically.

PRODUCT DEVELOPMENT
--------------------------------------------------------------------------------

SafeNet conducts product development activities to increase the size of its available market through broader product offerings and to reduce the cost of its products, resulting in more competitive pricing and/or better operating margins.

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

PRODUCT DESIGN STANDARDS
--------------------------------------------------------------------------------

VPN security technologies are utilized by SafeNet to provide secure communication over public networks including the Internet. This security technology provides selective access to computer networks, prevents electronic eavesdropping or alteration during electronic data transmission, provides message authentication confirming that messages are received in unaltered form, and enables user authentication and digital signatures verifying the identity of the message sender and limiting computer access to authorized users. We offer a choice of encryption algorithms to provide the level of network security appropriate for each client application.

All of SafeNet's network security systems and products comply with the following general product design standards:

 STANDARDS COMPLIANCE

SafeNet's policy is to offer products based upon encryption algorithms that have been approved as industry and government standards, providing SafeNet's clients assurance that they are using products that meet commercial reasonability tests.

 NETWORK COMPATIBILITY

SafeNet's systems and products contain sufficient intelligence to accommodate the specific communication protocols employed by complex computer networks, including support for Frame Relay, Dial Asynchronous, leased line, X.25, Bisync and Internet protocol-based networks.

 INTEROPERABILITY

Management believes the market opportunity for VPN technology and products increases when vendors' product offerings become interoperable. Our commitment to the IPSec standard and multi-vendor interoperability is utilized in existing and planned product offerings.

 EASE OF USE

SafeNet believes that users of its products, while concerned that their data is secure, do not wish to be required to take specific actions to achieve secure status. Therefore, our products are designed to function without user involvement, thus offering an extremely high level of ease of use.

 EASE OF MANAGEMENT AND ADMINISTRATION

SafeNet has extended its ease of use concept to the policy management of its most widely deployed client, SafeNet Soft-PK. The SafeNet VPN Policy Manager is a Windows NT application that simplifies deployment of SafeNet Soft-PK and enables centralized management of security policies.

 PRICE PERFORMANCE CRITERIA

SafeNet believes that in order for clients to invest in encryption technology, its products must be implemented cost effectively. As such, our development staff follows a design approach similar to that used with consumer electronics products that are designed for low manufacturing cost.

 ENCRYPTION ALGORITHMS

At present, SafeNet's products employ a variety of encryption algorithms including the Advanced Encryption Standard (AES), U.S. Government Triple Data Encryption Standard, ("TDES") and Single DES, RSA Data Security Inc. Encryption Standard, ("RSA") and Gretacoder Data Systems Encryption Standard, ("GDSES").

CUSTOMERS
--------------------------------------------------------------------------------

During 2000, SafeNet announced relationships with the following Customers and
Partners:

CISCO SYSTEMS

SafeNet has been selling SafeNet Cryptset for integration into Cisco 7000 Series high-end routers and embedding SafeNet DSP into the Cisco Routers Series 1700, 2600, 3600 small office and mid-range routers. SafeNet DSP is also designed into Cisco's PIX Firewall. In addition, Cisco is selling SafeNet Soft-PK under the private label, "Cisco Secure Client". More recently, Cisco has licensed SafeNet CryptPCI for use in the PIX Firewall. Revenues from Cisco consist mainly of software licenses and SafeNet Cryptset sales.

IBM

On December 5, 2000, SafeNet announced that its Soft-PK VPN client had successfully demonstrated interoperability with the IBM VPN server integrated within OS/390, IBM's S/390's flagship operating system. In a test of four common VPN solution scenarios, IBM found that Soft-PK worked seamlessly with its server architecture--providing a secure e-business solution for customers that want to immediately incorporate a best-of-breed VPN solution into existing infrastructure. Soft-PK is one of IBM's recommended security solutions.

INTEL

On November 1, 2000, Intel licensed the SafeNet CryptPCI(TM) board to accelerate encryption functionality of the Intel(R)NetStructure(TM) 3130 VPN Gateway. The integration of SafeNet PCI into Intel's NetStructure product offers the highest performing VPN gateway available for fast and secure Internet communications for mobile users, between offices and partners, and over corporate networks.

3COM

3Com licensed SafeNet Soft-PK(TM) and VPN Policy Manager to provide an interoperable, IPSec-compliant software product for secure remote access communications. Soft-PK complements 3Com's VPN strategy, and provides a best-of-class security solution for client-to-LAN VPN connectivity that can be used with 3Com's PathBuilder(TM) and NETBuilder(R) VPN products.

RSA SECURITY

On May 8, 2000, SafeNet joined with RSA Security to ensure SafeNet technology seamlessly interoperated with RSA Security's products. SafeNet joined the RSA Secured strategic partners program to certify that its popular SafeNet Soft-PK(TM) VPN client offers one more level of security for corporate users. The two companies have tested and certified interoperability between SafeNet Soft-PK Version 4 and the RSA Keon(R).

On September 19, 2000, RSA licensed SafeNet Soft-PK to integrate the VPN client technology with RSA Keon(R) public key infrastructure (PKI) solutions in order to help organizations extend their digital certificate solutions to the industry's leading VPN applications.

SSH

On June 6, 2000, SSH Communications Security (SSH) and SafeNet announced a partnership to guarantee multi-platform interoperability between the SSH IPSEC Express(TM) and SSH IKE Toolkit(TM) family of products and SafeNet DSP hardware-based accelerator chip. This strategic agreement increases the breadth of security product offerings for both SSH and SafeNet customers, creating a full VPN solution for enterprises that need to add VPN functionality to their products without compromising on speed or quality of service.

NETSCREEN

On August 1, 2000, NetScreen Technologies licensed SafeNet Soft-PK to strengthen its security offering with an industry-leading, IPSec-compliant VPN client to quickly and cost-effectively provide customers with a secure remote access solution that complements its line of security appliances.

FURUKAWA ELECTRIC

On July 10, 2000, Furukawa Electric Company, one of Japan's largest suppliers of ISDN routers, bundled SafeNet Soft-PK with its own INFONET(TM) router and gateway.

RADGUARD

On November 27, 2000, RADGUARD selected SafeNet's industry-leading VPN client, Soft-PK, as a third-party solution integrated into RADGUARD's new Open Architecture environment. The Open Architecture solution incorporates the best third-party VPN products into RADGUARD's award-winning cIPro family to provide a highly secure and flexible IPSec VPN solution that meets the sophisticated network needs of global customers.

RAPIDSTREAM

On July 18, 2000, RapidStream licensed SafeNet Soft-PK for distribution with its family of multifunction security appliances. SafeNet Soft-PK is used in large VPN-based networks to provide a secure solution for remote users.

OPENREACH

On September 26, 2000, SafeNet provided OpenReach with a license to manage and promote a version of its industry-leading SafeNet Soft-PK VPN client that includes OpenReach's TrueSpan(TM) Software. The integration of the SafeNet VPN client with OpenReach's easy and affordable services will allow telecommuters and mobile professionals to seamlessly and securely connect to corporate information resources from anywhere and with any Internet connection or access technology.

NETMAX:

On January 8, 2000 NetMAX(TM), a division of Cybernet Systems Corporation, licensed our Soft-PK VPN client to provide their customers with a best-of-class remote access solution that features ease-of-use, robust security functionality, and compatibility with all Windows operating systems. Soft-PK is bundled with the NetMAX VPN server to provide immediate support to telecommuting employees or business partners that are using Windows-based platforms. The NetMAX VPN Server Suite is designed to leverage the power of the Linux operating system, providing a cost-effective and reliable VPN solution that is ideal for small to medium sized businesses.

SALES AND MARKETING
--------------------------------------------------------------------------------

 SALES

SafeNet has continued to sell through both direct sales and indirect distribution channels in order to expand worldwide sales coverage. In North America, in addition to some direct sales, we sell our products primarily through Value Added Resellers and Internet Service Providers. In Europe, we sell our products through a direct sales force. Outside of such territories, we sell our products through distributors of communication or information security products. A global sales organization provides support for these distribution channels. OEM sales efforts are sold through partners and direct sales.

During the year 2000, SafeNet has put more emphasis on OEM sales channels. Our business model is one of partnering with large technology producers and leader networking and security vendors in order to widely deploy SafeNet technology. SafeNet's European subsidiary is currently adopting the same business model.

 MARKETING

In the second half of 2000, SafeNet began a new initiative to re-brand the company and strengthen its leadership position with a strong marketing presence. As we move more into the public eye, we will be building upon and aggressively promoting the SafeNet brand.

On November 20, 2000 SafeNet announced a new logo. This was the first step in rolling out a new corporate image that reflects the company's look and feel since the name change from IRE on November 1, 2000. The logo strengthens the equity built in the SafeNet brand and reflects the company's emergence as a de facto Internet security leader. In the beginning of 2001, SafeNet introduced a new website as another step to strengthen the SafeNet brand.

SafeNet's marketing program also continued lead generation and increased coverage of SafeNet's technology and products in leading trade publications. We have increased our emphasis on developing awareness of the SafeNet brand through our public relations efforts and joint marketing arrangements with our strategic partners. SafeNet has also increased its use of direct marketing programs through email, direct mail, and web-based promotions. We have instituted processes to ascertain the requirements of our existing and prospective end-user and OEM customers. Our success in embedding our technology in leading networking vendors has helped us to gain market awareness. SafeNet will continue its endeavor in co-branding SafeNet technology to industry leaders to increase market awareness.

CLIENT SUPPORT AND PRODUCT WARRANTIES
--------------------------------------------------------------------------------

SafeNet provides support for clients through a staff of support engineers knowledgeable in both SafeNet's network security systems and products and complex computer networks. In addition to supporting clients, this group of engineers performs system level quality assurance testing of new products and product enhancements. SafeNet provides client telephone support, including 24 hour a day "hot line" support. In addition, we offer on-site training, installation and trouble-shooting services, generally on a fee basis.

SafeNet provides limited warranties on its products for one year from acceptance of a product. After warranty expiration, clients may purchase an extended warranty support contract. This contract extends warranty service for an additional one-year period, providing repair or replacement of defective products and telephone support. We also offer support on a time and materials basis.

MANUFACTURING AND INVENTORY
--------------------------------------------------------------------------------

Components for SafeNet's products are purchased from a limited number of electronic parts manufacturers and distributors. Electronic assembly firms are used to mount components onto printed circuit boards according to designs and instructions provided by SafeNet's engineers. Since the components are readily available from other suppliers and since there are several electronic assembly firms available, a change in suppliers would not have a material effect on SafeNet's operations. However, while we have not experienced any significant supply problems in the past, it is possible that in the future we may encounter shortages in parts, components, or other elements vital to the manufacture, production and sale of its products.

SafeNet anticipates that it will continue to utilize qualified suppliers and electronic assembly firms to produce sub-assemblies. We presently perform system integration, final assembly and testing which consists of assembling the cases containing the product components, attaching integrated circuits which contain the specific computer instructions and algorithms to printed circuit boards, labeling, adding serial numbers, testing, packaging, and shipping. SafeNet has and will continue to utilize contract manufacturers for products requiring high volume production.

While SafeNet and ADI jointly developed the SafeNet DSP, ADI will be the manufacturer and point of procurement for the chip. We may seek other partners similar to ADI for future product manufacturing and procurements.

COMPETITION
--------------------------------------------------------------------------------

The VPN market is highly competitive and subject to rapid technological changes. SafeNet believes that competition in this market is likely to intensify as a result of increasing demand for Internet security technology and products. There are several companies in this field that have been established longer than SafeNet, and have greater financial, research, service support and marketing resources than those of SafeNet. There is also a number of other hardware and software data encryption methods and security technologies on the market, which compete with our products.

Management believes that the principal competitive factors affecting the VPN market include standards compliance, quality/reliability, technical features, network compatibility, ease of use, client service and support, distribution and price. Although SafeNet believes its technology and products currently compete favorably with respect to such factors, there can be no assurance that SafeNet can maintain its competitive position against current and potential competitors.

If the VPN market continues to develop, it will likely be characterized by rapid advances in technology and new products that could render the existing technology upon which SafeNet's technology and products are based obsolete or non-competitive. This risk will increase to the extent that our competitors include manufacturers of computer equipment and Internet appliances to which our products relate, since such manufacturers may be in a better position than us to develop security products in anticipation of developments in their computer equipment.

PATENTS AND INTELLECTUAL PROPERTIES
--------------------------------------------------------------------------------

Between 1996 and 2000, SafeNet was awarded four United States Patents covering portable encrypting and authenticating network interface devices, such as modems. The patents provide SafeNet with ownership rights to a technology that SafeNet believes will be critical to the growth of computer networks, such as the Internet. The patents cover various forms of pocket-sized devices including PCMCIA and Smart card-based secure tokens and are adaptable to modems and newer network technologies including ISDN, ADSL and cable modems. Our products covered by the patents include the SafeNet Dial and the AX400. Additional foreign patent applications, which cover the same products and technology, are pending.

SafeNet has acquired a worldwide license under a United States Patent for a self-authenticating fingerprint identification card for certain computer security and financial applications.

The computer software source codes, which are essential elements of SafeNet's products, are the proprietary trade secrets of and are copyrighted by SafeNet. The protection of proprietary technology and information developed by us will be limited to such protection as we may be able to secure pursuant to trade secret or copyright laws or under any confidentiality agreements which we may enter. SafeNet owns federally registered trademarks for SafeNet name and for certain of its products; however, there is no assurance as to the validity, enforceability or lack of infringement of such trademarks.

At present, SafeNet is a party to confidentiality agreements with its officers, directors and employees. There can be no assurance that the scope of any such protection SafeNet is able to secure will be adequate to protect its proprietary information, or that SafeNet will have the financial resources to engage in litigation against parties who may infringe such proprietary technology or copyrights. In addition, there can be no assurance that others will not develop similar technology independent of SafeNet.

SafeNet believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

EMPLOYEES
--------------------------------------------------------------------------------

As of March 6, 2001, SafeNet had 124 employees, of whom 16 are engaged in assembly and quality control, 15 in administration and financial control, 63 in engineering, development and client support, and 30 in marketing and sales. SafeNet employs 89 employees in the United States and 35 employees in Switzerland.

RISK FACTORS
--------------------------------------------------------------------------------

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of the risks we face.

 WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES

Although profitable in 2000, we have experienced substantial net losses in the prior two years. As of December 31, 2000, we had an accumulated deficit of $11,924,000. In addition, we intend to increase our expenditures in all areas in order to execute our business plan. As a result, we may incur substantial additional losses. The likelihood of our success must be considered in light of the problems, expenses and delays frequently encountered in connection with new technologies utilized with the transition to an Internet VPN business with an original equipment manufacturer (OEM) model and the competitive environment in which we operate. Although our revenues grew in 2000, you should not consider our historical results indicative of future revenue levels or operating results. While we achieved profitability in 2000, we may not be able to sustain it in the future.

 COST OF ESTABLISHING A TECHNOLOGY BUSINESS GROUP

As of January 1, 2000, our United States operations were divided into two operating groups in order to utilize our resources better. The Products Group is responsible for the sale, customer support, development and production of our legacy network security products that are sold directly to end-users. The Technology Group is responsible for the sale, customer support and development of products, chips and software that are sold to companies that embed our products into their products for ultimate sale to end-users.

We and Analog Devices, Inc. (ADI) have jointly developed SafeNet DSP, a chip for which ADI is the manufacturer and Avnet is the distributor. While we have several design wins for this chip, there is no assurance that these wins will generate significant royalty income for us.

We have negotiated several SafeNet Soft-PK license agreements with OEM's; however, there is always the possibility that new product development by either our competitors or us will cause this product to become obsolete or non-competitive.

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

 OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND OUR FUTURE REVENUES AND PROFITABILITY ARE UNCERTAIN

We have experienced significant fluctuations in our quarterly operating results and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations including:

[ ]  market acceptance and demand for our products

[ ] length of sales cycle including the size, timing, cancellation or delay of customer orders

[ ] introduction of new products and product enhancements by us or our competitors

[ ]  market acceptance of new products introduced by us or our competitors

[ ]  budgeting cycles of customers

[ ]  the timing and execution of individual contracts

[ ]  the product mix sold in a given quarter

[ ] changes in the percentage of revenues attributable to OEM license fees and royalties

[ ]  length of time required by OEM's to embed our products into their products

[ ] the percentage of products sold through our direct sales force and our indirect distribution channels

[ ]  product development expenses

[ ]  competitive conditions in the industry

[ ]  changes in general economic conditions.

Revenues from our Technology Group activities also tend to fluctuate as development projects, which may continue over several quarters, are undertaken or completed.

Our expenses are based, in part, on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short-term. We may be unable to predict our future revenues accurately or to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to our expectations could cause significant declines in our quarterly operating results.

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

 RISK OF INTERNATIONAL VPN ACCEPTANCE AND OTHER INTERNATIONAL RISKS

On October 31, 1995, we acquired our European subsidiary, GDS. The subsidiary accounted for approximately 50% of our revenues in 1998, 44% in 1999 and 12% in 2000. Since VPN products are beginning to replace the old legacy networks that utilize its products, there is no assurance that GDS will continue to be a significant portion of consolidated revenue. In addition, there can be no assurance that the subsidiary will develop VPN products that will be marketable in the European market.

Expansion into the international markets has required and will continue to require significant management attention and resources. Our international business is subject to a number of risks including:

[ ]  compliance with special telecommunications standards

[ ]  export regulations and restrictions

[ ]  currency exchange rates, tariffs and other barriers

[ ]  difficulties in staffing and managing foreign subsidiary operations

[ ]  longer payment cycles

[ ]  greater difficulty in accounts receivable collections

[ ]  political instability

[ ]  potentially adverse tax consequences

[ ] specialized inventory requirements applicable to particular foreign countries or markets

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

Our future products may not keep pace with technological changes implemented by competitors, developers of operating systems or networking systems, or persons seeking to breach network security. The introduction of new technologies could also require us to invest in research and development at much higher rates with no assurance of developing competitive products. Changes in technologies or customer requirements may also cause the development cycle for our new products to be significantly longer than our historical product development cycle, resulting in higher development costs or a loss in market share. Our products may not satisfy evolving preferences of customers and prospects. Failure to develop and introduce new products and improve current products in a timely fashion could adversely affect us. Because of the complexity of our products, which operate on or utilize multiple platforms and communications protocols, we have from time to time experienced delays in introducing new products and product enhancements primarily due to development difficulties or shortages of development personnel. There can be no assurance that we will not experience longer delays or other difficulties that could delay or prevent the successful development, introduction or marketing of new products or product enhancements.

 RESTRICTIONS ON THE EXPORT OF SOME OF OUR PRODUCTS.

We currently sell our products internationally and intend to continue to expand our relationships with international distributors and resellers. Our international sales and operations could be subject to the following risks:

[ ]  the imposition of governmental controls

[ ]  export license requirements

[ ]  restrictions on the export of critical technology

[ ]  trade restrictions

[ ]  changes in tariffs

Some of our network security products are cryptographic devices and are subject to the export restrictions administered by the Bureau of Export Control, U.S. Department of Commerce. These restrictions permit the export of encryption products based on country, algorithm and class of end-user. They prohibit the export of encryption products to a number of countries and to business entities that are not included in a range of end-users. There is no assurance, however, that the applicable regulations or policies concerning the export of such technology will not become more restrictive. Our foreign distributors may also be required to secure licenses or formal permission before encryption products can be imported.

 WE FACE INTENSE COMPETITION

Our industry is relatively new, highly competitive and subject to rapid technological changes. Our success will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with companies that have substantially greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We expect to face increasing competitive pressures from our current competitors and new market entrants. This competitive risk will increase to the extent that our competitors begin to include software vendors, network providers, and manufacturers of networking and computer equipment and communication devices. These manufacturers and network providers may be in a better position to develop security products in anticipation of developments in their products and networks. Competitive factors in the network security industry include:

[ ]  price

[ ]  product features and quality

[ ]  degree of security and technical specifications

[ ]  product ease of use

[ ]  conformance to industry standards

[ ]  product support

[ ]  the ability to deliver engineering enhancements

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

 RISK OF INADEQUATE PROTECTION FOR OUR PROPRIETARY TECHNOLOGIES

Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to protect our proprietary technology. Although we hold several patents and have several pending patent applications that cover certain aspects of our technology, such patents and patent applications do not protect some of our security products. Our current and future patent applications may not be granted. Additionally, our patents may not be broad enough to protect the core technology critical to our security products.

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

Further, as the number of network security products in the industry increases and the functionality of these products further overlaps, we may become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. Third parties could assert infringement or misappropriation claims against us in the future with respect to current or future products. We may also be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protected in jurisdictions where protection is ordinarily available. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on our financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on our financial condition and results of operations.

 RISKS RELATING TO EVOLVING DISTRIBUTION CHANNELS

We rely on both our direct sales force and an indirect channel distribution strategy for the sale and marketing of our products. Our sales and marketing organization may be unable to successfully compete against the more extensive and well-funded sales and marketing operations of certain of our current and future competitors. We may also be unable to continue to attract integrators and resellers that can market our legacy products effectively and provide timely and cost-effective customer support and service. Additionally, our distributors, integrators and resellers may carry competing lines of network security solutions. The loss of important sales personnel, distributors, integrators or resellers could adversely affect us.

 RISK OF PRODUCT DEVELOPMENT DELAYS

We may experience schedule overruns in product development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware or technologies. Further, when developing new network security products, our development schedules may be altered as a result of the discovery of software bugs, performance problems or changes to the product specification in response to customer requirements, technology market developments or self-initiated changes. All of these factors can cause a product to enter the market behind schedule, which may adversely affect market acceptance of the product or place it at a disadvantage to a competitor's product that has already gained market share or market acceptance during the delay.

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

 DEPENDENCE UPON THIRD PARTY SUPPLIERS AND CONTRACTORS

We rely upon third party contractors for the manufacture of components and sub-assemblies for our products. There is no assurance that we will be able to obtain and/or maintain satisfactory contractual relations with qualified vendors or suppliers. The unavailability of such third parties may substantially decrease our control of the cost, quality and timeliness of the manufacturing process. At present, we are not a party to any exclusive supply contracts with third party contractors for our legacy products. All purchases of components or parts for our products are accomplished by the use of purchase orders issued in the ordinary course of business. While we have not experienced any significant supply problems in the past, and there have been no materially late deliveries of components or parts, it is possible that in the future we may encounter shortages in parts, components, or other elements vital to the manufacture, production and sale of our products. Our business would suffer if the supply of such components were interrupted.

 WE DEPEND UPON KEY PERSONNEL

The network security industry is highly specialized and the competition for qualified employees is intense. We expect this to remain so for the foreseeable future. We believe our success depends significantly upon a number of key technical and management employees, and upon our ability to retain and hire additional key personnel. The loss of the services of key personnel or the inability to attract additional qualified personnel could materially and adversely affect our results of operations and product development efforts. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers, sales, technical, marketing, and management personnel. Such personnel are particularly important to our research and development efforts, and to our growing Technology group business, where we employ a large number of technical personnel holding advanced degrees. Further, additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in further departures of our personnel, which could in turn harm our business and results of operation.

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

 PART II

ITEM 2 - PROPERTIES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SafeNet maintains its corporate and administrative facilities at 8029 Corporate Drive, Baltimore, Maryland. The building, constructed in 1988, has approximately 25,000 square feet and is also used for SafeNet's executive headquarters, United States production and SafeNet Trusted Services facilities. The lease, which expires in June 2003, requires us to pay real estate taxes, insurance and maintenance. The lease, which provides for annual increases in rentals during each year of the lease, will require us to pay approximately $197,000 in 2001.

GDS leases approximately 20,000 square feet for its administrative and production facilities in Regensdorf, Switzerland. The lease, which expires on December 31, 2003, calls for an annual rental of approximately $248,000.

SafeNet also leases office space in Danvers, Massachusetts with annual rent of approximately $78,000.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SafeNet knows of no litigation or proceeding, pending or threatened, to which SafeNet is or may become a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

There were no matters submitted to the vote of Security Holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED MATTERS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SafeNet's Common Stock is listed on the Nasdaq National Market under the symbol SFNT. The following table sets forth the quarterly range of per share high and low sales prices for SafeNet's Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                              HIGH     LOW
                                                             ------   ------
                2001:
                ----
                  First Quarter                              $64.69   $32.50
                2000:
                ----
                  Fourth Quarter                              53.50    22.31
                  Third Quarter                               39.50    24.75
                  Second Quarter                              36.25    14.13
                  First Quarter                               44.56    19.81
                1999:
                ----
                  Fourth Quarter                              25.75    13.00
                  Third Quarter                               31.94    16.00
                  Second Quarter                              32.50    11.00
                  First Quarter                               20.88     9.06

On March 6, 2001, the last reported per share sale price of SafeNet's Common Stock on the Nasdaq National Market was $48.06. As of that date, there were approximately 125 holders of record of the Common Stock and 3500 beneficial holders of the Common Stock. We have not paid dividends on our Common Stock and intend for the foreseeable future to retain earnings, if any, to finance the expansion and development of our business.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The selected financial data set forth below as of and for each of the five years ended December 31, 2000 is derived from our audited financial statements. The selected financial data is qualified by and should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                 SAFENET, INC.
                                AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                    (In thousands, except per share amounts)

                                                         YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------
                                              2000      1999      1998      1997      1996
                                             -------   -------   -------   -------   -------
Revenues                                     $28,826   $18,927   $23,242   $16,007   $14,317
Cost of revenues                               7,663     7,228     9,793     6,971     7,672
                                             -------   -------   -------   -------   -------
  Gross profit                                21,163    11,699    13,449     9,036     6,645
                                             -------   -------   -------   -------   -------
Research and development expenses              7,381     5,851     4,625     3,756     3,840
Sales and marketing expenses                   5,945     6,524     7,312     6,720     4,693
General and administrative expenses            3,643     2,730     2,944     2,571     2,976
Reserve for (recovery of) Cyberguard
  advance                                       (275)     (375)      772        --        --
Amortization of acquired intangible assets        85        94       122       122       733
Write-off of unamortized acquired
  intangible assets from the Connective
  Strategies, Inc. acquisition                    --        --        --        --     2,216
                                             -------   -------   -------   -------   -------
  Total operating expenses                    16,779    14,824    15,775    13,169    14,458
                                             -------   -------   -------   -------   -------
  Operating income (loss)                      4,384    (3,125)   (2,326)   (4,133)   (7,813)
Interest income                                1,373       150       259       495       728
                                             -------   -------   -------   -------   -------
  Income (loss) before income taxes            5,757    (2,975)   (2,067)   (3,638)   (7,085)
Income taxes                                      --        85       319        --        --
                                             -------   -------   -------   -------   -------
  Net income (loss)                          $ 5,757   $(3,060)  $(2,386)  $(3,638)  $(7,085)
                                             =======   =======   =======   =======   =======
Net income (loss) per common share
  Basic                                      $  0.85   $ (0.56)  $ (0.44)  $ (0.67)  $ (1.34)
                                             =======   =======   =======   =======   =======
  Diluted                                    $  0.80   $ (0.56)  $ (0.44)  $ (0.67)  $ (1.34)
                                             =======   =======   =======   =======   =======
Shares used in computation
  Basic                                        6,751     5,504     5,409     5,462     5,305
                                             =======   =======   =======   =======   =======
  Diluted                                      7,194     5,504     5,409     5,462     5,305
                                             =======   =======   =======   =======   =======

                                                             AT DECEMBER 31,
                                             -----------------------------------------------
                                              2000      1999      1998      1997      1996
                                             -------   -------   -------   -------   -------
Balance Sheet Data:
Working capital                              $33,695   $23,035   $11,081   $12,499   $16,664
Intangible assets                              1,993     2,593     2,159     2,365     2,223
Total assets                                  43,106    31,896    18,940    21,531    24,653
Long-term debt                                    --        --        --        --        17
Stockholders' equity                          37,723    27,636    15,400    17,980    21,861

QUARTERLY RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following is a summary of the quarterly results of operations for the year ended December 3l, 2000 (Unaudited - In thousands, except per share amounts):

                                                                         RESTATED
                                                                         --------
                                                        MARCH 31   JUNE 30(1)   SEPT. 30   DEC. 31
                         2000                           --------   ----------   --------   -------
Revenues                                                 $5,838      $6,471      $7,633    $8,884
Cost of revenues                                          1,700       1,630       2,019     2,314
                                                         ------      ------      ------    ------
  Gross profit                                            4,138       4,841       5,614     6,570
Operating income                                            126         536       1,475     2,247
Net income                                               $  357      $  841      $1,873    $2,686
Earnings Per Share
  Basic                                                  $ 0.05      $ 0.13      $ 0.28    $ 0.39
                                                         ======      ======      ======    ======
  Diluted                                                $ 0.05      $ 0.12      $ 0.26    $ 0.36
                                                         ======      ======      ======    ======
Shares used in computation
  Basic                                                   6,611       6,669       6,802     6,909
                                                         ======      ======      ======    ======
  Diluted                                                 7,343       7,011       7,249     7,390
                                                         ======      ======      ======    ======

---------------
1) During the third quarter of 2000, the Company changed its method of accounting for income taxes to recognize the tax benefits from current and prior years' stock option deductions after the utilization of net operating losses from operations (i.e., net operating losses determined without deductions for the exercise of non-qualified stock options and disqualified disposition of incentive stock options) to reduce income tax expense. The quarterly information for the second quarter of 2000 was restated to increase net income and reduce additional paid-in capital by $276 resulting from the reduction of income tax expense representing an increase of $0.04 per diluted share. No restatement of any information prior to the second quarter of 2000 was necessary.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause SafeNet's actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic OEM agreements, sufficient cash flow to support SafeNet's liquidity requirements, other competitive factors leading to a decrease in anticipated revenues and gross profit margins and product development expenses.

OVERVIEW
--------------------------------------------------------------------------------

SafeNet designs, manufactures and markets enterprise network security solutions using encryption technology. Our products are used in electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks, such as the Internet. Our European operations design, manufacture and market cryptographic equipment primarily in Switzerland and Europe.

SafeNet's historical operating results have been dependent on a variety of factors including, but not limited to, the length of the sales cycle, the timing of orders from and shipments to clients, product development expenses and the timing of development and introduction of new products. Our expense levels are based, in part, on expectations of future revenues. The size and timing of our historical revenues have varied substantially from quarter to quarter and year to year. Accordingly, the results of a particular period, or period-to-period comparisons of recorded sales and profits may not be indicative of future operating results.

While management is committed to the long-term profitability of SafeNet, the recent growth of the computer security industry has made it important that market share be obtained. We have undertaken various strategies in order to increase our revenues and improve our future operating results, including new product offerings such as our SafeNet products for the Internet and the SafeNet Security Center(TM), a high performance workstation that automatically manages SafeNet products and the development of integrated circuits for the original equipment market. Management believes that growth in the market for products that provide secure remote access to computer networks requires SafeNet to increase its investment in development, sales and marketing activities to allow SafeNet to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

RESULTS OF OPERATIONS OF SAFENET
--------------------------------------------------------------------------------

The following table sets forth certain Consolidated Statement of Operations data of SafeNet as a percentage of revenues for the years ended December 31:

                                                                  2000      1999      1998
                                                                  ----      ----      ----
Revenues                                                          100%      100%      100%
Cost of revenues                                                   27        38        42
                                                                  ---       ---       ---
     Gross profit                                                  73        62        58
                                                                  ---       ---       ---
Research and development expenses                                  26        31        20
Sales and marketing expenses                                       21        34        31
General and administrative expenses                                12        15        14
Reserve for (recovery of) CyberGuard advance                       (1)       (2)        3
                                                                  ---       ---       ---
     Total operating expenses                                      58        78        68
                                                                  ---       ---       ---
     Operating income (loss)                                       15       (16)      (10)
Interest income, net                                                5         1         1
                                                                  ---       ---       ---
     Income (loss) before income taxes                             20       (15)       (9)
Income taxes                                                       --         1         1
                                                                  ---       ---       ---
     Net income (loss)                                             20%      (16)%     (10)%
                                                                  ===       ===       ===

Beginning in 2000, the Company has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company's products into their products for ultimate sale to end-users ("Technology Operations"), network security products designed and manufactured in the United States for direct sales to end-users ("Product Operations"), and network security products designed and manufactured outside the United States ("European operations"). The segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies (see Note 10 to the audited consolidated financial statements).

 YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues increased 52%, or $9,899,000, to $28,826,000 for the period ended December 31, 2000, from $18,927,000 in 1999. The Technology Operations revenues increased 306% or $12,024,000. Included in Technology revenues are sales of PCI cards, software licenses and royalties from chip sales. All areas increased significantly over 1999, however the primary product contributing to the increase was soft PK. Revenues from the Product Operations segment increased $2,690,000 primarily due to customer shipments of VPN products to several large enterprises as well as an overall increase in demand for SafeNet VPN products. The European

Operations revenues decreased 58% or $4,815,000 as a result of the reduction in the sale of legacy products in Europe.

Gross margin increased to 73% for the period ended December 31, 2000, from 62% in 1999. Margins on sales of software licenses and SafeNet DSP Chips in the Technology Operations segment led the increase with an overall 84% gross margin compared to a 1999 gross margin of 71% made up primarily of development project sales. Product Operations' margins increased to 66% from 52% on strong sales of higher margin VPN products versus lower margin legacy products in 1999. The gross margin for the European operations decreased to 49% from 66% in 1999 as a result of lower revenues available to recover fixed costs.

Research and development expenses increased 26%, or $1,530,000, to $7,381,000 for the period ended December 31, 2000, from $5,851,000 in 1999. The increase is primarily attributable to increased personnel costs during 2000 related to the Company's software and integrated circuit development projects in Technology Operations, and the completion of several large consulting contracts during 1999 under which $1,042,000 of research and development expenses were directly attributable to cost of goods sold. As a percentage of revenues, the expenses were 26% and 31% in 2000 and 1999, respectively.

Sales and marketing expenses decreased 9%, or $579,000 to $5,945,000 for the period ended December 31, 2000, from $6,524,000 in 1999. The decrease is due to a reduction in personnel and their salaries, telephone, travel and related expenses as well as scaled down participation in trade shows versus 1999. As a percentage of revenues, expenses were 21% and 34% in 2000 and 1999, respectively. Sales and marketing expenses did not increase in proportion to the revenue increase because SafeNet's OEM technology is integrated into customer's products saving the cost of direct sales to the end user. Management expects sales and marketing expenses to increase in future periods at a rate not to exceed the growth of sales.

General and administrative expenses increased 33%, or $913,000, to $3,643,000 for the period ended December 31, 2000, from $2,730,000 in 1999. The increase is primarily due to professional fees incurred to export software developed in the United States to the European Operations segment, costs associated with strengthening the executive management team in both the U.S. and Europe, and professional services related to strategic initiative planning. As a percentage of revenues, the expenses were 12% and 15% of revenues in 2000 and 1999, respectively.

Interest income increased by $1,223,000, to $1,373,000 for the period ended December 31, 2000, from $150,000 in 1999. The increase is due to larger cash and short-term investment holdings in 2000 compared to 1999, which is explained below in the "Liquidity and Capital Resources" section.

There was no income tax expense for the period ended December 31, 2000 due to the reversal of the valuation allowance on net operating loss carryforwards available to offset current year earnings. The 1999 income tax expense of $85,000 was for taxes on the income of the European Operations that has no income tax liability in 2000. The Company has not recorded a United States income tax benefit in either period. A valuation allowance for the full amount of the United States net deferred tax assets has been established since the Company's ability to use the remaining United States net operating loss carryforward is dependent upon future taxable income. The Company has also recorded a full valuation allowance against the net operating loss of the European Operations generated during 2000. As discussed in Note 5 to the audited consolidated financial statements, in 2000 the Company changed its method of accounting for income taxes

The Company had net income of $5,757,000 for the period ended December 31, 2000 compared to a net loss of $3,060,000 for the same period in 1999. The diluted income per common share was $0.80 in 2000 compared to a $0.56 loss per common share in 1999.

 YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues decreased 19%, or $4,315,000, to $18,927,000 for the year ended December 31, 1999, from $23,242,000 in 1998. Of the decrease, $3,255,000 is the reduction in revenues of European operations. European operations revenues decreased as a result of the completion of a large contract during 1999 and a reduction of sales to financial institutions in Europe due to Year 2000 concerns. The remainder of the decrease, or $1,060,000, is attributable to a decrease in sales of legacy products in the United States.

Gross margin increased to 62% for the year ended December 31, 1999, from 58% in 1998. Margins on sales of software licenses and encryption chips to OEM customers were 74% in 1999, leading the increase.

Research and development expenses increased 27%, or $1,226,000, to $5,851,000 for the year ended December 31, 1999, from $4,625,000 in 1998. The increase was primarily due to increased personnel related costs and increased outside engineering expenses related to SafeNet's integrated circuit development projects in its domestic operations. As a percentage of revenues, the expenses were 31% and 20% in 1999 and 1998, respectively.

Sales and marketing expenses decreased by 11%, or $789,000, to $6,524,000 for the year ended December 31, 1999, from $7,312,000 in 1998. The decrease is primarily due to a reduction in personnel costs, reduced travel and participation in fewer trade shows. As a percentage of revenues, the expenses were 34% and 31% in 1999 and 1998, respectively.

General and administrative expenses ("G&A") decreased by 7%, or $214,000, to $2,730,000 for the year ended December 31, 1999, from $2,944,000 in 1998. The primary reason for the decrease was the professional fees and other costs incurred in 1998 related to a proxy dispute. As a percentage of revenues, G&A expenses were 15% and 14% in 1999 and 1998, respectively.

In August 1996, SafeNet signed a two year Joint Development and Marketing Agreement with CyberGuard Corporation ("CyberGuard"). The companies intended to develop and market a product that combined SafeNet's products and CyberGuard's Firewall product. In connection therewith, we prepaid a refundable license fee to CyberGuard. In June 1998, a Distribution Agreement and an Original Equipment Agreement replaced the original agreement. Under these agreements, CyberGuard agreed to repay on December 31, 1998 the original $1,000,000 advance less used license fees and a right to manufacture fee. CyberGuard failed to honor its obligation to repay the unused license fee. Since we could not ascertain the ultimate viability of CyberGuard as a result of its August 1998 announcement that it was experiencing significant pressure on its liquidity and the January 1999 delisting of CyberGuard's securities from the Nasdaq Stock Market, SafeNet reserved the remaining balance ($772,000) as of December 31, 1998. During 1999, we agreed to accept a $650,000 note receivable from CyberGuard as payment in full on CyberGuard's obligation. SafeNet received $375,000 on the note in 1999 the remaining balance of $275,000 was paid during 2000.

The operating loss increased by 34% or $799,000 to $3,125,000 in 1999 from $2,326,000 in 1998. The European operations had a $1,690,000 decrease in operating profit due to the reduction in sales of their products. The domestic operations had a $891,000 decrease in its operating loss mainly due to increased sales of software licenses and chips to OEM customers.

Interest income declined from $259,000 in 1998 to $150,000 in 1999 due to lower interest rates and a decline in funds available for investment.

The income tax expense of $85,000 for the year ended December 31, 1999 was for taxes on the income of the European operations, which had an income tax liability of $319,000 in 1998. SafeNet did not record a United States income tax benefit in either year. A valuation allowance for the full amount of the United States net deferred tax asset has been established since SafeNet's ability to use the United States net operating loss is dependent upon future taxable income.

SafeNet had a net loss of $3,060,000 for the year ended December 31, 1999 compared to a net loss of $2,386,000 in 1998. The loss per common share (basic and diluted) was $0.56 for the year ended December 31, 1999, compared to a net loss of $0.44 per common share in 1998.

 LIQUIDITY AND CAPITAL RESOURCES

SafeNet believes that its current cash resources, together with the cash flows from operations, will be sufficient to meet its needs for the next year. As of December 31, 2000, SafeNet had working capital of $33,695,000 including cash and cash equivalents of $25,369,000 and short-term investments of $6,332,000.

In 2000, cash and short-term investments increased $12,040,000. The increase was mainly attributable to cash provided by operating activities of $9,171,000. Cash provided by financing activities in 2000 included $4,204,000 from the exercise of stock options and warrants. Cash used in investing activities during 2000 included investments in computer software development costs and equipment totaling $1,239,000.

In 1999, cash and cash equivalents increased $13,296,000. The increase was mainly attributable to proceeds of $14,032,000 from the issuance of common stock through a private placement in December, 1999. Other cash provided by financing activities in 1999 included $2,036,000 from the exercise of stock options and warrants. Cash used in investing activities during 1999 included investments in computer software development costs and equipment totaling $1,058,000 and $493,000, respectively.

 INFLATION AND SEASONALITY

SafeNet does not believe that inflation will significantly impact its business. We do not believe our business is seasonal, however, because we generally recognize product revenues upon shipment and software revenues upon establishing fair value of undelivered elements, recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

 EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which the Company is required to adopt effective January, 2001. Because of the Company's minimal use of derivatives, the adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SafeNet's major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of December 31, 2000, our investment in our European operations was approximately $4,578,000. A 10% change in the average Swiss Franc exchange rate for the year ended December 31, 2000 would have changed our reported earnings for fiscal year 2000 by approximately $64,000, compared to $37,000 in 1999. A 10% change in the December 31, 2000 Swiss Franc exchange rate would have changed SafeNet's reported currency translation adjustment for fiscal year 2000 by approximately $354,000, compared to $398,000 in 1999. A 10% change in the average interest rate for fiscal year 2000 would have changed SafeNet's reported interest income by approximately $137,000.

At December 31, 2000 and 1999, SafeNet did not have any interest bearing obligations. In addition, SafeNet does not hold any derivative instruments and does not have any commodity market risk.

                                 SAFENET, INC.
                                AND SUBSIDIARIES

ITEM 8 - FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                               PAGE
                                                              ------
Reports of Independent Auditors                                26-27
Consolidated Balance Sheets as of December 31, 2000 and 1999      28
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998                                29
Consolidated Statements of Comprehensive Income (Loss) for
  the years ended December 31, 2000, 1999 and 1998                30
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998                    31
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                             32-33
Notes to Consolidated Financial Statements                     34-45
Schedule II Valuation and Qualifying Accounts                     46

REPORT OF INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

THE BOARD OF DIRECTORS
SAFENET, INC.

We have audited the accompanying consolidated balance sheet of SafeNet, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SafeNet, Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in 2000 the Company changed its method of accounting for income taxes.

                                                           /s/ Ernst & Young LLP

Baltimore, Maryland
January 24, 2001

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

THE BOARD OF DIRECTORS
SAFENET, INC.:

We have audited the accompanying consolidated balance sheet of SafeNet, Inc. (formerly Information Resource Engineering, Inc.) and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index as of and for the two-year period ending December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SafeNet, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baltimore, Maryland
February 9, 2000

                                 SAFENET, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                                                 2000          1999
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                   $25,369,258   $19,161,442
  Short-term investments                                        6,332,488       500,715
  Accounts receivable, net of allowance for doubtful
     accounts of $231,724 in 2000 and $251,005 in 1999          4,211,589     4,404,560
  Inventories                                                   2,908,706     2,945,527
  Prepaid expenses                                                255,731       282,147
                                                              -----------   -----------
          Total current assets                                 39,077,772    27,294,391
Property and equipment, net                                     1,375,216     1,423,987
Computer software development costs, net of accumulated
  amortization of $2,376,828 in 2000 and $1,226,576 in 1999     1,591,662     2,107,109
Goodwill, net of accumulated amortization of $566,198 in
  2000 and $481,334 in 1999                                       401,036       485,900
Other assets                                                      660,093       584,425
                                                              -----------   -----------
                                                              $43,105,779   $31,895,812
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 1,737,464   $ 1,153,465
  Accrued salaries and commissions                              1,829,523     1,110,476
  Other accrued expenses                                          854,063       523,500
  Deferred revenue                                                961,958     1,472,434
  Commitments and contingencies                                        --            --
                                                              -----------   -----------
          Total current liabilities                             5,383,008     4,259,875
                                                              -----------   -----------
Stockholders' equity:
  Preferred stock, $.01 par value per share
     Authorized 500,000 shares, no shares issued and
       outstanding                                                     --            --
  Common stock, $.01 par value per share. Authorized
     15,000,000 shares, issued 6,940,637 shares in 2000 and
     6,541,483 shares in 1999                                      69,406        65,415
  Additional paid-in capital                                   50,854,155    46,546,647
  Accumulated deficit                                         (11,924,068)  (17,681,212)
  Accumulated other comprehensive loss                         (1,276,722)   (1,294,913)
                                                              -----------   -----------
          Net stockholders' equity                             37,722,771    27,635,937
                                                              -----------   -----------
                                                              $43,105,779   $31,895,812
                                                              ===========   ===========

See notes to consolidated financial statements.

                                  SAFENET, INC
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                  Year ended December 31, 2000, 1999, and 1998

                                                        2000          1999          1998
                                                     -----------   -----------   -----------
Revenues
  License and royalties                              $15,223,215   $ 1,559,557   $   615,571
  Products                                            10,848,681    13,077,640    16,594,185
  Service and maintenance                              2,753,688     4,289,696     6,031,954
                                                     -----------   -----------   -----------
       Total revenues                                 28,825,584    18,926,893    23,241,710
                                                     -----------   -----------   -----------
Cost of revenues
  License and royalties                                2,637,157       200,034       282,564
  Products                                             4,248,361     4,823,628     6,090,447
  Service and maintenance                                777,120     2,204,218     3,419,547
                                                     -----------   -----------   -----------
       Total cost of revenues                          7,662,638     7,227,880     9,792,558
                                                     -----------   -----------   -----------
            Gross profit                              21,162,946    11,699,013    13,449,152
                                                     -----------   -----------   -----------
Research and development expenses                      7,380,543     5,851,255     4,625,139
Sales and marketing expenses                           5,945,218     6,523,441     7,312,497
General and administrative expenses                    3,642,988     2,730,322     2,943,794
Amortization of acquired intangible assets                84,864        94,020       122,328
Reserve for (recovery of) CyberGuard advance            (275,000)     (375,000)      771,655
                                                     -----------   -----------   -----------
            Total operating expenses                  16,778,613    14,824,038    15,775,413
                                                     -----------   -----------   -----------
            Operating income (loss)                    4,384,333    (3,125,025)   (2,326,261)
Interest income                                        1,372,811       149,636       259,157
                                                     -----------   -----------   -----------
            Income (loss) before income taxes          5,757,144    (2,975,389)   (2,067,104)
Income taxes                                                  --        85,133       318,881
                                                     -----------   -----------   -----------
            Net income (loss)                        $ 5,757,144   $(3,060,522)  $(2,385,985)
                                                     ===========   ===========   ===========
Net income (loss) per common share
  Basic                                              $      0.85   $     (0.56)  $     (0.44)
                                                     ===========   ===========   ===========
  Diluted                                            $      0.80   $     (0.56)  $     (0.44)
                                                     ===========   ===========   ===========

See notes to consolidated financial statements.

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Consolidated Statements of Comprehensive Income (Loss)

                  Year ended December 31, 2000, 1999, and 1998

                                                         2000         1999          1998
                                                      ----------   -----------   -----------
Net income (loss)                                     $5,757,144   $(3,060,522)  $(2,385,985)
Other comprehensive income (loss) --
  Foreign currency translation adjustment               (112,057)     (915,038)      389,224
  Other                                                  130,248            --            --
                                                      ----------   -----------   -----------
            Comprehensive income (loss)               $5,775,335   $(3,975,560)  $(1,996,761)
                                                      ==========   ===========   ===========

See notes to consolidated financial statements.

                                 SAFENET, INC.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                  Year ended December 31, 2000, 1999, and 1998

                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                COMMON STOCK       ADDITIONAL                   COMPREHENSIVE
                                             -------------------     PAID-IN     ACCUMULATED       INCOME
                                              SHARES     AMOUNT      CAPITAL       DEFICIT         (LOSS)
                                             ---------   -------   -----------   ------------   -------------
Balance at January 1, 1998                   5,462,727   $54,627   $30,929,277   $(12,234,705)   $  (769,099)
    Stock options exercised                      3,800        38         9,750             --             --
    Stock option compensation                       --        --       102,827             --             --
    Net loss for 1998                               --        --            --     (2,385,985)            --
    Foreign currency translation adjustment         --        --            --             --        389,224
    Treasury stock purchases                        --        --            --             --             --
                                             ---------   -------   -----------   ------------    -----------
Balance at December 31, 1998                 5,466,527   $54,665   $31,041,854   $(14,620,690)   $  (379,875)
    Sale of common stock, net of offering
      expenses of $968,000                   1,000,000    10,000    14,021,812             --             --
    Stock options exercised                     51,906       519       947,606             --             --
    Stock warrants exercised                    23,050       231       391,620             --             --
    Stock option compensation                       --        --       138,255             --             --
    Net loss for 1999                               --        --            --     (3,060,522)            --
    Foreign currency translation adjustment         --        --            --             --       (915,038)
    Other                                           --        --         5,500             --             --
                                             ---------   -------   -----------   ------------    -----------
Balance at December 31, 1999                 6,541,483   $65,415   $46,546,647   $(17,681,212)   $(1,294,913)
    Stock options exercised                    392,204     3,922     4,081,936             --             --
    Stock warrants exercised                     6,950        69       118,081             --             --
    Stock option compensation                       --        --       127,724             --             --
    Net income for 2000                             --        --            --      5,757,144             --
    Foreign currency translation adjustment         --        --            --             --       (112,057)
    Other                                           --        --       (20,233)            --        130,248
                                             ---------   -------   -----------   ------------    -----------
Balance at December 31, 2000                 6,940,637   $69,406   $50,854,155   $(11,924,068)   $(1,276,722)
                                             =========   =======   ===========   ============    ===========


                                                   TREASURY STOCK             TOTAL
                                             --------------------------   STOCKHOLDERS'
                                                 SHARES        AMOUNT        EQUITY
                                             --------------   ---------   -------------
Balance at January 1, 1998                            --      $      --     17,980,100
    Stock options exercised                           --             --          9,788
    Stock option compensation                         --             --        102,827
    Net loss for 1998                                 --             --     (2,385,985)
    Foreign currency translation adjustment           --             --        389,224
    Treasury stock purchases                     174,000       (695,853)      (695,853)
                                                --------      ---------    -----------
Balance at December 31, 1998                     174,000      $(695,853)   $15,400,101
    Sale of common stock, net of offering
      expenses of $968,000                            --             --     14,031,812
    Stock options exercised                     (174,000)       695,853      1,643,978
    Stock warrants exercised                          --             --        391,851
    Stock option compensation                         --             --        138,255
    Net loss for 1999                                 --             --     (3,060,522)
    Foreign currency translation adjustment           --             --       (915,038)
    Other                                             --             --          5,500
                                                --------      ---------    -----------
Balance at December 31, 1999                          --      $      --    $27,635,937
    Stock options exercised                           --             --      4,085,858
    Stock warrants exercised                          --             --        118,150
    Stock option compensation                         --             --        127,724
    Net income for 2000                               --             --      5,757,144
    Foreign currency translation adjustment           --             --       (112,057)
    Other                                             --             --        110,015
                                                --------      ---------    -----------
Balance at December 31, 2000                          --      $      --    $37,722,771
                                                ========      =========    ===========

See notes to consolidated financial statements.

                                 SAFENET, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Year ended December 31, 2000, 1999, and 1998

                                                        2000          1999          1998
                                                     -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                  $ 5,757,144   $(3,060,522)  $(2,385,985)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating
     activities:
       Depreciation                                      679,616       618,744       546,526
       Amortization of computer software
          development costs                            1,150,252       478,498       365,182
       Amortization of goodwill                           84,864        94,020       122,328
       Stock option compensation                         127,724       138,255       102,827
       Reserve for CyberGuard advance                         --            --       771,655
       Changes in operating assets and liabilities:
          Accounts receivable                            125,002       313,966    (1,526,706)
          Inventories                                     18,520       366,171      (511,495)
          Accounts payable                               615,078      (231,902)      536,047
          Accrued salaries and commissions               492,233       135,721         2,195
          Other accrued expenses                         540,320      (117,877)      (67,141)
          Deferred revenue                              (510,563)    1,157,542      (453,064)
          Other                                           90,892        78,528       206,624
                                                     -----------   -----------   -----------
          Net cash provided by (used in) operating
            activities                                 9,171,082       (28,856)   (2,291,007)
                                                     -----------   -----------   -----------
Cash flows from investing activities:
  Maturities of short-term investments                   500,715            --     2,839,408
  Purchases of short-term investments                 (6,332,488)     (500,715)     (500,000)
  Purchases of property and equipment                   (607,251)     (493,042)     (477,752)
  Expenditures for computer software development
     costs                                              (631,391)   (1,058,408)     (508,725)
                                                     -----------   -----------   -----------
          Net cash (used in) provided by investing
            activities                                (7,070,415)   (2,052,165)    1,352,931
                                                     -----------   -----------   -----------

                                                                     (Continued)

                                 SAFENET, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Year ended December 31, 2000, 1999, and 1998

                                                        2000          1999          1998
                                                     -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
     offering expense                                $        --   $14,031,812   $        --
  Treasury stock purchases                                    --            --      (695,853)
  Payments of long-term debt                                  --            --       (16,710)
  Proceeds from stock options exercised                4,085,858     1,643,978         9,788
  Proceeds from stock warrants exercised                 118,150       391,851            --
  Other                                                  (20,233)        5,500            --
                                                     -----------   -----------   -----------
          Net cash provided by (used in) financing
            activities                                 4,183,775    16,073,141      (702,775)
                                                     -----------   -----------   -----------
Effect of exchange rate changes on cash                  (76,626)     (696,360)      284,464
                                                     -----------   -----------   -----------
          Net increase (decrease) in cash and cash
            equivalents                                6,207,816    13,295,760    (1,356,387)
Cash and cash equivalents at beginning of year        19,161,442     5,865,682     7,222,069
                                                     -----------   -----------   -----------
Cash and cash equivalents at end of year             $25,369,258   $19,161,442   $ 5,865,682
                                                     ===========   ===========   ===========
  Cash paid for income taxes                         $    56,627   $   101,170   $        --
                                                     ===========   ===========   ===========

See notes to consolidated financial statements.

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

(1) BUSINESS
--------------------------------------------------------------------------------

SafeNet, Inc. (the Company), formerly Information Resource Engineering, Inc., is engaged in the business of designing, manufacturing and marketing enterprise network security technology and systems that enable the deployment of secure Virtual Private Network solutions over the Internet and other shared public networks.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has approximately $22,630,000 and $16,507,000 of cash equivalents at December 31, 2000 and 1999, respectively, comprised of overnight repurchase agreements, short-term money market funds and commercial paper.

SHORT-TERM INVESTMENTS

Short-term investments of $6,332,000 and $501,000 at December 31, 2000, and 1999, respectively, consist of held-to maturity corporate debt. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is included in interest income. Short-term investments at December 31, 2000 mature between January and May 2001.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost is determined by the average cost method for the Company's subsidiary outside the United States.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS PROPERTY AND EQUIPMENT

Equipment and leasehold improvements are Property and equipment is stated at cost and depreciated less accumulated depreciation and amortization. Depreciation of equipment is determined using the straight-line method based on estimated useful lives of between three and seven years.

COMPUTER SOFTWARE DEVELOPMENT COSTS

Costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs as incurred until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

general release to customers. The Company defines the establishment of technological feasibility as the point when product software reaches a working model.

Computer software development costs are capitalized subsequent to the establishment of technological feasibility for each software product which is evidenced by a detailed program design. Capitalization of costs ceases when the product is available for general release to customers.

Amortization of software development costs begins upon general release of the software. These costs are amortized on a product by-product basis using the greater of: (i) the amount computed using the ratio that current gross revenues for each product bear to the total of current and anticipated future revenue for that product, or (ii) the amount computed using the straight-line method over the estimated economic useful life of three to five years. Such costs are amortized using the straight-line method over a three to five year period beginning on product release dates. The Company assesses the recoverability of this intangible asset by comparing the unamortized balance to the undiscounted future net cash flows to be generated by the asset. Amortization is included in cost of revenues, and.

GOODWILL

Goodwill consists of the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over the estimated useful life of ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows. During 1999 and 1998, the Company realized the benefit of an acquired net operating loss carryforward. The amounts which totaled $52,017 in 1999 and $203,979 in 1998, were recorded as a reduction to goodwill. No such benefit was realized in 2000.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether an impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If an impairment exists, the asset is reduced by the estimated difference between its discounted cash flows and its carrying value.

PRODUCT WARRANTIES

The Company warrants to the original purchaser that each of its hardware products will be free from defects in materials and workmanship generally for a period of one year from the date of purchase. Expected future product warranty expense is recorded when the product is sold.

REVENUE RECOGNITION

The Company derives revenue from software and technology licenses, product sales, maintenance (post contract customer support), and services. Software and technology licenses typically contain multiple elements, including the product license, maintenance, and/or other services. The Company allocates the total arrangement fee among each deliverable based on the fair value of each of the deliverables determined based on vendor-specific objective evidence.

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

    LICENSE AND ROYALTIES

    License revenue from the sale of third party software and software and technology developed and licensed by the Company is recognized when persuasive evidence of an arrangement exists, delivery has occurred, and the fee is fixed or determinable and probable of collection. License fees billed and not recognized as revenue are included in deferred revenue. Royalties are recognized as they are earned.

    PRODUCTS

    The Company sells hardware and related encryption products. These revenues are generally recognized when the product is shipped.

    CONSULTING SERVICES AND MAINTENANCE

    The Company provides engineering and related services to its customers. Revenue from services is recognized as the services are provided.

    Maintenance fees include telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis associated with software and technology licenses. These fees are collected in advance and recognized ratably over the maintenance period. Unrecognized maintenance fees are included in deferred revenue.

FOREIGN CURRENCY TRANSLATION

The Company's Swiss subsidiary utilizes the Swiss Franc as its functional currency and its financial statements are translated into U.S. dollars using the current rate method. All balance sheet accounts have been translated using the exchange rates at the balance sheet date. Operating and cash flow amounts have been translated using average exchange rates. Translation gains or losses, resulting from the changes in exchange rates from year to year, have been reported as a component of other comprehensive income (loss). The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented.

INCOME TAXES

The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As discussed in note 5, in 2000 the Company changed its method of accounting for income taxes.

STOCK OPTIONS GRANTED TO EMPLOYEES

The Company accounts for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, if the exercise price of the employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

The Financial Accounting Standards Board has issued FASB Statement No. 123, Accounting for Stock-Based Compensation, ("Statement 123") which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 does not require companies to use fair value accounting for stock-based awards, but if the fair value method is not adopted, pro forma income is required to be disclosed in a note to the financial statements. The Company has supplementally disclosed in Note 8 the required pro forma information as if the fair value method had been adopted.

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share is calculated after adjusting the numerator and the denominator of the basic calculation for the dilutive effect, if any, of all stock options, warrants and convertible securities outstanding during the period.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Certain non-owner changes in equity, consisting of foreign currency translation adjustments, are included in "other comprehensive income (loss)." The Company reports comprehensive income
(loss) in the statement of comprehensive income (loss) and discloses the accumulated total of other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which the Company is required to adopt effective January 1, 2001. Because of the Company's minimal use of derivatives, the adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value.

RECLASSIFICATIONS

Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

(3) INVENTORIES
--------------------------------------------------------------------------------

Inventories consist of the following:

                                                                2000         1999
                                                             ----------   ----------
Raw materials                                                $1,198,163   $1,365,455
Finished goods                                                1,710,543    1,580,072
                                                             ----------   ----------
                                                             $2,908,706   $2,945,527
                                                             ==========   ==========

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

(4) PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consists of the following:

                                                                2000         1999
                                                             ----------   ----------
Furniture and equipment                                      $3,278,286   $2,933,038
Computer software                                               445,248      200,174
Leasehold improvements                                          649,240      637,668
                                                             ----------   ----------
                                                              4,372,774    3,770,880
Less accumulated depreciation and amortization                2,997,558    2,346,893
                                                             ----------   ----------
                                                             $1,375,216   $1,423,987
                                                             ==========   ==========

(5) INCOME TAXES
--------------------------------------------------------------------------------

Income taxes for the years ended December 31, 1999 and 1998 of $85,133 and $318,881, respectively, consisted of income tax expense of the Company's Swiss subsidiary. There were no income taxes for the year ended December 31, 2000.

Deferred tax assets and liabilities are comprised of the following at December
31:

                                                             2000          1999
                                                          -----------   -----------
Deferred tax assets:
  Inventories                                             $   189,000   $   202,000
  Net operating loss carryforward                           7,504,000     6,603,000
  Reserve for CyberGuard advance                                   --       106,000
  Stock option compensation                                   142,000        93,000
  Other                                                       151,000       130,000
                                                          -----------   -----------
                                                            7,986,000     7,134,000
                                                          -----------   -----------
Deferred tax liabilities:
  Earnings and profits of foreign subsidiary                       --      (100,000)
  Tax over book depreciation                                       --       (46,000)
  Other                                                       (14,000)      (15,000)
                                                          -----------   -----------
                                                              (14,000)     (161,000)
                                                          -----------   -----------
     Net deferred tax asset                                 7,972,000     6,973,000
Less valuation allowance                                   (7,972,000)   (6,973,000)
                                                          -----------   -----------
                                                          $        --   $        --
                                                          ===========   ===========

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

The reconciliation of the reported income tax expense to the amount that would be result by applying the U.S. federal statutory tax rate of 34% to net income
(loss) is as follows:

                                                2000          1999          1998
                                             -----------   -----------   -----------
Tax expense (benefit) at U.S. statutory
  rate                                       $ 1,914,000   $(1,012,000)  $  (703,000)
Effect of permanent differences                   17,000        32,000        42,000
State income taxes, net of federal benefit       260,000      (149,000)      (96,000)
Effect of foreign income taxed at lower
  rates                                               --       (51,000)           --
Change in valuation allowance, excluding
  change related to stock option exercises    (2,173,000)    1,327,000     1,035,000
Other, net                                       (18,000)      (62,000)       41,000
                                             -----------   -----------   -----------
Total                                        $        --   $    85,000   $   319,000
                                             ===========   ===========   ===========

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company has established a valuation allowance of $7,972,000 and $6,973,000 at December 31, 2000 and 1999, respectively. The net increase in the valuation allowance of $999,000 is due to a $3,172,000 increase in the valuation allowance resulting from the current year exercise of non-qualified stock options and disqualified disposition of incentive stock options, offset by a $2,173,000 reduction in the valuation allowance resulting from the use of prior year net operating loss carryforwards. The tax benefit of the exercise of non-qualified stock options and disqualified disposition of incentive stock options, which totaled approximately $4,248,000 at December 31, 2000, will be recorded as an increase to stockholders' equity as it is realized.

Prior to the third quarter of fiscal year 2000, the Company followed the practice of computing its income tax expense using the assumption that current year stock option deductions were used first to offset its financial statement taxable income. The remaining net operating loss carryforwards could then be used to offset any excess of financial statement taxable income over current year stock option deductions. Because the stock option deductions are not recognized as an expense for financial reporting purposes, the tax benefit from stock option deductions must be credited to additional paid-in capital with an offsetting charge to income tax expense in the statement of operations.

Effective July 1, 2000, the Company changed its method of accounting for income taxes to recognize the tax benefits from current and prior years' stock option deductions after the utilization of net operating losses from operations (i.e., net operating losses determined without deductions for the exercise of non-qualified stock options and disqualified disposition of incentive stock options) to reduce income tax expense. The Company believes that this change is to a preferable method because the Company will not realize any tax benefit from stock compensation deductions until it has fully utilized its current and prior net operating loss carryforwards from operations. Thus, this method more accurately reflects the incremental effect of the Company's stock option deductions in the appropriate accounting period.

Because the Company was generating net operating losses prior to 2000 rather than utilizing them, this accounting change had no effect on prior years' tax provisions or additional paid in capital.

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

At December 31, 2000, the Company had net operating loss carryforwards related to its Swiss subsidiary of approximately $1,522,000, which expire in seven years and are available to offset future taxable income of that subsidiary. At December 31, 2000, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $17,908,000, which expire from 2011 to 2020 and are available to offset future U.S. taxable income. The exercise of non-qualified stock options and disqualified disposition of incentive stock options ("stock option deductions") have generated approximately $11,100,000 of the U.S. net operating loss carryforwards. When these net operating loss carryforwards are utilized, the resulting reduction in the valuation allowance will be recorded as a direct increase to stockholders' equity.

(6) LEASES
--------------------------------------------------------------------------------

The Company leases office facilities and equipment under non-cancelable operating leases expiring at various dates through 2005. The leases require the Company to pay a proportionate share of real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis. The future minimum payments under the leases for the years ending December 31, are as follows:

2001                                                          $  578,838
2002                                                             490,525
2003                                                             392,636
2004                                                              25,340
2005                                                              14,107
                                                              ----------
                                                              $1,501,446
                                                              ==========

Rent expense under all operating leases for the years ended December 31, 2000, 1999 and 1998 was $574,771, $629,233, and $609,538, respectively.

(7) PENSION PLANS
--------------------------------------------------------------------------------

The Company sponsors a defined contribution pension plan for employees who have completed three months of service. The Plan permits pre-tax contributions by participants pursuant to Section 401(k) of the Internal Revenue Code (the Code) of 3% to 15% of base compensation up to the maximum allowable contributions as determined by the Code ($10,500 in 2000). Prior to December 31, 1999, the Company made no contributions to the plan. Effective January 1, 2000, the Company matches up to 50% of the first 4% of employee compensation that is contributed to the plan. The Company may also make additional discretionary contributions. The Company accrued $72,777 for matching contributions in 2000.

All of the Company's Swiss employees are participants in a national, compulsory, contributory pension plan, which is administered by an outside institution. The employees' contributions are defined and calculated according to age group. The employer's contributions are then of the same amount. The pension costs for the Swiss subsidiary during 2000, 1999, and 1998 totaled $217,622, $238,079, and $252,026, respectively.

(8) STOCK OPTIONS AND WARRANTS
--------------------------------------------------------------------------------

The Company sponsors stock option plans that provide for the granting of stock options to officers, directors, consultants and employees of the Company. Options are exercisable at the fair market value of the common stock on the date of grant and, subject to termination of employment, expire seven years from the date of grant. Either incentive stock options or non-qualified stock options may be granted under the plans. The

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

vesting and exercise periods are determined by the Board of Directors not to exceed ten years. Options issued to date vest in equal amounts over a vesting period of either three of four years. Option activity during 1998, 1999 and 2000 was as follows:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                        NUMBER         RANGE OF       EXERCISE
                                                       OF SHARES   EXERCISE PRICES     PRICE
                                                       ---------   ----------------   --------
Outstanding at January 1, 1998                           994,383   $ 1.30 to $20.00    $10.45
     Granted                                             728,700   $ 3.09 to $ 9.31      6.92
     Canceled                                           (561,600)  $ 4.94 to $17.00     10.49
     Exercised                                            (3,800)  $ 1.30 to $ 5.25      2.58
                                                       ---------
Outstanding at December 31, 1998                       1,157,683   $ 1.30 to $20.00      8.23
     Granted                                             362,700   $ 9.19 to $31.50     14.91
     Canceled                                            (95,105)  $ 5.00 to $23.31      9.93
     Exercised                                          (225,906)  $ 1.30 to $13.00      7.35
                                                       ---------
Outstanding at December 31, 1999                       1,199,372   $ 3.09 to $31.50     10.28
     Granted                                             751,541   $14.75 to $43.50     22.66
     Canceled                                           (216,557)  $ 4.50 to $25.63     11.25
     Exercised                                          (392,204)  $ 3.09 to $20.25     10.42
                                                       ---------
Outstanding at December 31, 2000                       1,342,152   $ 3.09 to $43.50    $17.01
                                                       =========                       ======
Exercisable at December 31, 2000                         393,916   $ 4.38 to $31.69    $10.58
                                                       =========                       ======

The following table summarizes information about stock options outstanding at December 31, 2000.

                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ---------------------------------------   --------------------
                                  WEIGHTED       WEIGHTED               WEIGHTED
                                  AVERAGE        AVERAGE                AVERAGE
    RANGE OF       NUMBER        REMAINING       EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES   OF SHARES   CONTRACTUAL LIFE    PRICE     OF SHARES    PRICE
---------------   ---------   ----------------   --------   ---------   --------
$ 3.09 to $10.13    480,792      3.53 years       $ 7.86     323,453     $ 7.91
$14.75 to $21.63    459,467      5.73 years       $16.98      38,966     $16.42
$24.13 to $43.50    401,893      6.61 years       $27.99      31,497     $30.81
                  ---------      ----------       ------     -------     ------
                  1,342,152      5.20 years       $17.01     393,916     $10.58
                  =========      ==========       ======     =======     ======

The Company applies the intrinsic value method in accounting for options granted to employees and directors and, accordingly, no compensation cost has been recognized for its options in the consolidated financial statements. Pro forma financial information regarding net income (loss) and income (loss) per share has been determined as if the Company had accounted for its employee stock options using the fair value method. For

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         2000         1999          1998
                                                      ----------   -----------   -----------
Net income (loss)
     As reported                                      $5,757,144   $(3,060,522)  $(2,385,985)
     Proforma                                         $1,640,000   $(5,124,000)  $(2,925,000)
Net Income (loss) per common share
     As reported
          Basic                                       $      .85   $      (.56)  $      (.44)
          Diluted                                     $      .80   $      (.56)  $      (.44)
     Proforma
          Basic                                       $      .24   $      (.93)  $      (.54)
          Diluted                                     $      .24   $      (.93)  $      (.54)

The weighted-average fair value per share of options granted during 2000, 1999 and 1998 was $20.45, $11.43, and $4.00, respectively, on the dates of grant. The fair values of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 5.10%, 6.44%, and 5.25%; expected volatility of 180%, 143%, and 110%; dividend yield and expected dividend growth rate of 0% in all years; and weighted-average expected life of 3 to 5 years.

In addition, in November 1995, in connection with the private placement of 300,000 shares of the Company's common stock, the Company issued the placement agent warrants to purchase 30,000 shares of common stock at $17.00 per share. Warrants for 23,050 of these shares were exercised in June 1999 and the remaining 6,950 were exercised in January 2000.

At December 31, 2000, the Company had reserved 1,900,526 shares of common stock for exercise of outstanding stock options and additional stock options authorized for granting under existing stock option plans.

(9) CYBERGUARD ADVANCE
--------------------------------------------------------------------------------

In August 1996, the Company signed a two year Joint Development and Marketing Agreement with CyberGuard Corporation (CyberGuard). The companies intended to develop and market a product that combined the Company's SafeNet Enterprise products and CyberGuard's Firewall product. In connection therewith, the Company prepaid a refundable $1,000,000 license fee to CyberGuard.

In June 1998, a Distribution Agreement and an Original Equipment Agreement (OEM Agreement) replaced the original agreement. Under these agreements, CyberGuard agreed to repay on December 31, 1998 the original $1,000,000 advance less used license fees and a right to manufacture fee. On December 31, 1998, CyberGuard failed to honor its obligation to repay the unused license fee.

Since the Company could not ascertain the ultimate viability of CyberGuard as a result of an August 1998 announcement that CyberGuard was experiencing significant pressure on its liquidity, as well as the January 1999 delisting of CyberGuard's securities from the NASDAQ Stock Market, the Company reserved for the remaining advance as of December 31, 1998.

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

During 1999, the Company agreed to accept a $650,000 note receivable from CyberGuard as payment in full of CyberGuard's obligation. CyberGuard fulfilled their obligation to SafeNet by paying $375,000 in 1999, and $275,000 in 2000 on the note.

(10) SEGMENTS OF THE COMPANY AND RELATED INFORMATION
--------------------------------------------------------------------------------

Beginning in 2000, the United States operations were divided into two operating groups. As a result, the Company now has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company's products into their products for ultimate sale to end-users ("Technology Operations"), network security products designed and manufactured in the United States for direct sales to end-users ("Product Operations"), and security products designed and manufactured outside the United States ("European Operations"). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Technology Operations and Product Operations include some international sales mainly to South America and Asia. Information presented below is for the years ended December 31, and 1999 and 1998 information has been restated to reflect the new operating groups:

                                                2000          1999          1998
                                             -----------   -----------   -----------
Revenue from external customers:
  Technology operations                      $15,952,594   $ 3,929,064   $ 3,110,620
  Product operations                           9,325,882     6,635,574     8,513,099
  European operations                          3,547,108     8,362,255    11,617,991
                                             -----------   -----------   -----------
     Consolidated revenues                   $28,825,584   $18,926,893   $23,241,710
                                             ===========   ===========   ===========
Intersegment revenues:
  Technology operations                      $        --   $ 2,000,000   $        --
  Product operations                             139,110        12,399        18,354
  European operations                             32,716        27,318        28,014
                                             -----------   -----------   -----------
     Intersegment revenues                   $   171,826   $ 2,039,717   $    46,368
                                             ===========   ===========   ===========
Reconciling items:
  Intersegment revenues                      $  (171,826)  $(2,039,717)  $   (46,368)
                                             -----------   -----------   -----------
Total consolidated revenues                  $28,825,584   $18,926,893   $23,241,710
                                             ===========   ===========   ===========
Operating income (loss):
  Technology operations                      $ 4,652,295   $(3,645,922)  $(3,963,291)
  Product operations                           1,287,946    (1,823,782)   (2,398,058)
  European operations                         (1,555,908)    2,344,679     4,035,088
                                             -----------   -----------   -----------
     Consolidated operating income (loss)    $ 4,384,333   $(3,125,025)  $(2,326,261)
                                             ===========   ===========   ===========

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

                                                2000          1999          1998
                                             -----------   -----------   -----------
Income (loss) before income taxes:
  Technology operations                      $ 5,484,095   $(3,598,659)  $(3,901,273)
  Product operations                           1,776,463    (1,776,519)   (2,228,328)
  European operations                         (1,503,414)    2,399,789     4,062,497
                                             -----------   -----------   -----------
     Consolidated income (loss) before
       income taxes                          $ 5,757,144   $(2,975,389)  $(2,067,104)
                                             ===========   ===========   ===========
Depreciation and amortization:
  Technology operations                      $ 1,076,002   $   269,236   $   243,441
  Product operations                             698,552       768,709       638,092
  European operations                            140,178       153,317       152,503
                                             -----------   -----------   -----------
     Consolidated depreciation and
       amortization                          $ 1,914,732   $ 1,191,262   $ 1,034,036
                                             ===========   ===========   ===========
Segment assets:
  Technology operations                      $22,001,187   $ 9,790,620   $ 2,072,187
  Product operations                          16,337,605    15,792,342     7,530,167
  European operations                          4,766,987     6,312,850     9,338,350
                                             -----------   -----------   -----------
     Consolidated segment assets             $43,105,779   $31,895,812   $18,940,704
                                             ===========   ===========   ===========
Expenditures for long-lived assets
  Technology operations                      $   875,649   $   833,950   $   163,520
  Product operations                             278,556       679,297       675,342
  European operations                             27,326       113,072       149,309
                                             -----------   -----------   -----------
     Consolidated segment assets             $ 1,181,531   $ 1,626,319   $   988,171
                                             ===========   ===========   ===========
GEOGRAPHIC INFORMATION
Revenues:
  United States                              $23,956,018   $10,347,908   $10,023,840
  Switzerland                                  2,097,325     4,179,224     7,941,783
  Germany                                        739,448     2,108,528     1,817,868
  Other foreign countries                      2,032,793     2,291,233     3,458,219
                                             -----------   -----------   -----------
     Consolidated revenues                   $28,825,584   $18,926,893   $23,241,710
                                             ===========   ===========   ===========
Long-lived assets:
  United States                              $ 2,696,094   $ 3,304,341   $ 2,879,649
  Switzerland                                    270,784       226,755       204,036
                                             -----------   -----------   -----------
     Consolidated long-lived assets          $ 2,966,878   $ 3,531,096   $ 3,083,685
                                             ===========   ===========   ===========

(11) SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK
--------------------------------------------------------------------------------

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Sales terms with clients, including distributors, generally do not provide for right of return privileges for credit, refund or other products. The Company's payment terms are generally 30 days from delivery of products, but could fluctuate depending on the terms of each specific contract. The

                                 SAFENET, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

                               December 31, 2000

Company's clients, who include both commercial companies and governmental agencies, are in various industries, including banking, security, communications and distributors of electronic products.

In 2000, one commercial client of the Technology Group accounted for 25% of the Company's consolidated revenues. In 1999, no commercial client accounted for greater than 10% of the Company's consolidated revenues. In 1998, one commercial client of the Technology Group and one commercial client of the European Group accounted for 11% and 13%, respectively, of the Company's consolidated revenues.

As of December 31, 2000, one commercial client of the Technology Group accounted for 22% of accounts receivable.

(12) INCOME (LOSS) PER SHARE
--------------------------------------------------------------------------------

The following table sets forth the computation of basic and diluted net income
(loss) per common share for the years ended December 31:

                                                 2000         1999          1998
                                              ----------   -----------   -----------
Numerator:
Net income (loss)                             $5,757,144   $(3,060,522)  $(2,385,985)
                                              ==========   ===========   ===========
Denominator:
Denominator for basic income (loss) per
  share -- weighted average shares             6,751,465     5,504,440     5,408,945
Effect of employee stock options                 442,698            --            --
                                              ----------   -----------   -----------
Denominator for diluted income (loss) per
  share -- adjusted weighted-average shares
  and assumed conversions                      7,194,163     5,504,440     5,408,945
                                              ==========   ===========   ===========
Basic income (loss) per share                 $     0.85   $     (0.56)  $     (0.44)
                                              ==========   ===========   ===========
Diluted income (loss) per share               $     0.80   $     (0.56)  $     (0.44)
                                              ==========   ===========   ===========

Diluted loss per common share in 1999 and 1998 is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive.

                                  Schedule II

                       Valuation and Qualifying Accounts

                                                             CHARGES
                                    BALANCE AT   CHARGED     TO OTHER
                                    BEGINNING    TO COSTS   ACCOUNTS -   DEDUCTIONS -                   BALANCE
                                        OF         AND       DESCRIBE      DESCRIBE       OTHER -       AT END
                                      PERIOD     EXPENSES      (a)           (b)        DESCRIBE (c)   OF PERIOD
                                    ----------   --------   ----------   ------------   ------------   ---------
Allowance for doubtful accounts:
  Year ended December 31, 2000       $251,005    $ 60,000    $  (419)      $ 78,862       $     --     $231,724
  Year ended December 31, 1999       $ 86,725    $170,842    $(5,720)      $    842       $     --     $251,005
  Year ended December 31, 1998       $ 60,276    $ 25,477    $   972       $     --       $     --     $ 86,725
                                     ========    ========    =======       ========       ========     ========
Reserve for CyberGuard advance:
  Year ended December 31, 2000       $275,000    $     --    $    --       $     --       $275,000     $     --
  Year ended December 31, 1999       $771,655    $     --    $    --       $121,655       $375,000     $275,000
  Year ended December 31, 1998       $     --    $771,655    $    --       $     --       $     --     $771,655
                                     ========    ========    =======       ========       ========     ========

---------------
(a) Charges to other accounts represent the translation effect for the change in the Swiss Franc exchange rate for balances existing at the beginning of the period.

(b) Deductions represent write-offs of specifically identified accounts.

(c) Other represents cash received on previously reserved account.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Refer to the Company's current report on Form 8-k dated June 19, 2000.

 PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet's fiscal year ended December 31, 2000.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet's fiscal year ended December 31, 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet's fiscal year ended December 31, 2000.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet's fiscal year ended December 31, 2000.

 PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(a)   1.  The financial statements filed as part of this report are listed separately on the Index To Financial Statements on page 31 of this Form.
      2.  Financial Statement Schedules: Schedule II Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable therefore have been omitted
(b)   Reports on Form 8-K:  None
(c)   Exhibits required by Item 601 of Regulation S-K:
        3A       Articles of Incorporation of Registrant, as filed with the
                 Secretary of State of Delaware on November 1, 1988, as
                 amended on March 6, 1989, May 19, 1989, September 22, 1992,
                 June 30, 1995, October 4, 1995, and October 23, 2000          I/B/R(1)
        3A.1     Amendment to By-laws for change of Corporation name
         3B      By-laws of Registrant                                         I/B/R(2)
         4       Specimen of Common Stock Certificate of Registrant            I/B/R(2)
        10A      Sublease dated November 2, 1993 for facility at 8029
                 Corporate Drive, Baltimore, MD.                               I/B/R(3)
        10B      Stock Option Plan of 1989                                     I/B/R(4)
        10C      Employment Agreement with Douglas Kozlay                      I/B/R(2)
        10D      Form Employee Non-Disclosure Agreement                        I/B/R(2)
        10E      Employment Agreement between GDS and Dr. Kurt H. Mueller      I/B/R(1)
        10F      Placement Agent Warrant                                       I/B/R(1)
        10G      Joint Development and Marketing Agreement between the
                 Registrant and CyberGuard Corporation                         I/B/R(5)
        10H      Employment Agreement with Anthony Caputo                      I/B/R(5)
        10I      Agreement between SafeNet Secure Solutions, Inc.
                 (wholly-owned subsidiary of the Registrant) and Analog
                 Devices, Inc.                                                 I/B/R(6)
        10J      1999 Employee Stock Option Plan                               I/B/R(7)
        10K      1999 Stock Bonus Plan                                         I/B/R(7)
        10L      Non-Employee Director Stock Option Plan                       I/B/R(7)
        10M      2000 Employee and Directors Stock Option Plan                 I/B/R(7)
         21      Subsidiaries of Registrant
        23.1     Consent of Ernst & Young LLP, independent auditors
        23.2     Consent of KPMG LLP, independent auditors
        99.1     Ernst & Young LLP, letter dated November 7, 2000 regarding change in accounting principle.

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

(7) Filed as an exhibit to a Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on July 28, 1999 and incorporated herein by reference

SIGNATURES
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                                                   SAFENET, INC.

                                          By:     /s/ Anthony A. Caputo
                                            ------------------------------------

                                                               Anthony A. Caputo

                                               Chairman, Chief Executive Officer
                                                                   and President

Date: March 7, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                      DATE
              ---------                                -----                      ----
        /s/ Anthony A. Caputo          Chairman, Chief Executive Officer and  March 7, 2001
-------------------------------------  President
          Anthony A. Caputo

         /s/ Carole D. Argo            Senior Vice President and Chief        March 7, 2001
-------------------------------------  Financial Officer
           Carole D. Argo              (Principal Financial and Accounting
                                       Officer)

        /s/ Thomas A. Brooks           Director                               March 7, 2001
-------------------------------------
          Thomas A. Brooks

       /s/ Shelley A. Harrison         Director                               March 7, 2001
-------------------------------------
         Shelley A. Harrison

        /s/ Ira A. Hunt, Jr.           Director                               March 7, 2001
-------------------------------------
          Ira A. Hunt, Jr.

          /s/ Bruce R. Thaw            Director                               March 7, 2001
-------------------------------------
            Bruce R. Thaw