Form 10-Q
period 2001-03-31
SAFENET INC
filed 2001-05-11
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549M

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20634
SAFENET, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1287752
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8029 Corporate Drive, Baltimore, Md. 21236
(Address of principal executive offices)

410-931-7500
(Registrant’s telephone number)

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of May 7, 2001 was 7,046,697.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	March 31,	December 31,
	2001	2000

	(unaudited)
Assets

Current Assets:

Cash and cash equivalents	$22,495	$25,369

Short-term investments	6,869	6,332

Accounts receivable, net of allowance for doubtful accounts of $201 and $231	5,543	4,212

Inventories	2,896	2,909

Prepaid expenses	537	256

Total current assets	38,340	39,078

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $3,136 and $2,998	1,552	1,375

Computer software development costs, net of accumulated amortization of $2,531 and $2,377	1,543	1,592

Goodwill, net of accumulated amortization of $587 and $566	380	401

Other assets	729	660

	$42,544	$43,106

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$1,087	$1,737

Accrued salaries and commissions	807	1,830

Other accrued expenses	916	854

Advance payments and deferred revenue	1,042	962

Total current liabilities	3,852	5,383

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred stock, $.01 par value per share Authorized 500,000 shares, none issued and outstanding	—	—

Common stock, $.01 par value per share Authorized 15,000,000 shares, issued 7,046,197 shares in 2001 and 6,940,637 shares in 2000	70	69

Additional paid-in capital	51,925	50,854

Accumulated deficit	(11,493)	(11,924)

Accumulated other comprehensive loss	(1,810)	(1,276)

Net stockholders’ equity	38,692	37,723

	$42,544	$43,106

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(Unaudited – in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2001	2000

Revenues

Licenses and royalties	$1,647	$2,586

Products	3,470	2,688

Service and maintenance	896	564

Total revenues	6,013	5,838

Cost of revenues

Licenses and royalties	171	441

Products	1,342	1,079

Service and maintenance	213	180

Cost of revenues	1,726	1,700

Gross profit	4,287	4,138

Research and development expenses	1,649	1,828

Sales and marketing expenses	1,954	1,441

General and administrative expense	657	860

Amortization of acquired intangible assets	21	21

Recovery of CyberGuard advance	—	(138)

Total operating expenses	4,281	4,012

Operating income	6	126

Interest income	425	231

Net income	$431	$357

Net income per common share
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

Shares used in computation:

Basic	6,999	6,611

Diluted	7,465	7,343

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three months ended March 31, 2001
(Unaudited – in thousands)

					Accumulated
	Common stock		Additional		other	Net
			paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity

Balance at January 1, 2001	6,941	$69	$50,854	$(11,924)	$(1,276)	$37,723

Stock options exercised	105	1	1,071	—	—	1,072

Net income	—	—	—	431	—	431

Foreign currency translation adjustment	—	—	—	—	(254)	(254)

Unrealized loss on available-for-sale securities	—	—	—	—	(280)	(280)

Balance at March 31, 2001	7,046	$70	$51,925	$(11,493)	$(1,810)	$38,692

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – in thousands)

	Three Months Ended
	March 31,

	2001	2000

Cash flows from operating activities:

Net income	$431	$357

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	202	165

Amortization of computer software development costs	154	533

Amortization of goodwill	21	21

Stock option compensation	—	35

Changes in operating assets and liabilities

Accounts receivable	(1,299)	1,880

Inventories	(85)	214

Prepaid expenses	(225)	(202)

Accounts payable	(685)	(408)

Accrued salaries and commissions	(987)	(356)

Other accrued expenses	3	(68)

Deferred revenue	80	(314)

Other	(382)	10

Net cash provided by (used in) operating activities	(2,772)	1,867

Cash flows from investing activities:

Sales of short-term investments	—	501

Purchases of short-term investments	(537)	—

Equipment expenditures	(358)	(36)

Expenditures for computer software development costs	(112)	(32)

Net cash provided by (used in) investing activities	(1,007)	433

Cash flows from financing activities:

Proceeds from exercise of stock options	1,072	1,005

Proceeds from exercise of stock warrants	—	119

Net cash provided by financing activities	1,072	1,124

Effect of exchange rate changes on cash	(167)	(143)

Net (decrease) increase in cash and cash equivalents	(2,874)	3,281

Cash and cash equivalents at beginning of period	25,369	19,161

Cash and cash equivalents at end of period	$22,495	$22,442

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – in thousands)

	Three Months Ended
	March 31,

	2001	2000

Net income	$431	$357

Other comprehensive income (loss):

Unrealized loss on available-for-sale securities	(280)	—

Foreign currency translation adjustments	(254)	(177)

Comprehensive income (loss)	$(103)	$180

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim period are not necessarily indicative of results to be expected in future periods..

(2) Inventories
Inventories consist of the following (in thousands):

	As of

	March 31,	December 31,
	2001	2000

Raw materials	$1,224	$1,198

Finished goods	1,672	1,711

Total	$2,896	$2,909

(3) Income Taxes

            During the three months ended March 31, 2001 and 2000, income taxes with respect to the current period earnings were offset by a reduction in the Company’s deferred tax valuation allowance.

(4) Net income Per Common Share

            Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period. Information related to the calculation of basic and diluted EPS is summarized as follows (in thousands):

	Three Months
	Ended March 31,

	2001	2000

Net income	$431	$357

Weighted-average common shares outstanding – basic	6,999	6,611

Effect of dilutive securities-options	466	732

Adjusted weighted average common shares outstanding – diluted	7,465	7,343

(5) Segments of the Company and Related Information

            The Company has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Technology Operations”), network security products designed and manufactured in the United States for direct sales to end-users (“Product Operations”), and security products designed and manufactured outside the United States (“European Operations”). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Technology Operations and Product Operations include some international sales mainly to South America and Asia. Information presented below is as of and for the three months ended March 31, 2001 and 2000, respectively (in thousands):

	2001

	Technology	Product	European
	Operations	Operations	Operations	Consolidated

Revenues from external customers	$2,652	$2,988	$373	$6,013

Intersegment revenues	—	—	—	—

Consolidated revenues	$2,652	$2,988	$373	$6,013

Operating income (loss)	$158	$490	$(642)	$6

Net income (loss)	354	711	(634)	431

Depreciation and amortization	212	130	35	377

Segment assets	22,552	16,086	3,906	42,544

	2000

	Technology	Product	European
	Operations	Operations	Operations	Consolidated

Revenues from external customers	$2,671	$2,386	$810	$5,867

Intersegment revenues	—	(24)	(5)	(29)

Consolidated revenues	$2,671	$2,362	$805	$5,838

Operating income (loss)	$92	$425	$(391)	$126

Net income (loss)	201	538	(382)	357

Depreciation and amortization	484	197	38	719

Segment assets	12,407	13,883	5,738	32,028

Geographic Information

	Revenues		Long-Lived Assets

	2001	2000	2001	2000

United States	$5,542	$4,787	$2,846	$2,680

Switzerland	177	503	249	665

Other foreign countries	294	548	—	—

Total	$6,013	$5,838	$3,095	$3,345

            In 2001, one commercial client of the Product operations segment and one commercial client of the Technology operations segment accounted for 16% and 10%, respectively, of the Company’s consolidated revenues. In 2000, one commercial client of the Product operations segment and one commercial client of the Technology operations segment accounted for 26% and 41%, respectively of the Company’s consolidated revenues.

(6) New Accounting Standard

            In June 1998, the Financial Accounting Standards board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted effective January 1, 2001. Because the company’s does not use derivatives, the adoption of the new Statement did not have any effect on earnings or the financial position of the Company.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic agreements with original equipment manufacturers, and other competitive factors leading to a decrease in anticipated revenues and gross profit margins and product development expenses.

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

            SafeNet’s historical operating results have been dependent on a variety of factors including, but not limited to, the length of the sales cycle, the timing of orders from and shipments to clients, product development expenses and the timing of development and introduction of new products. Our expense levels are based, in part, on expectations of future revenues. The size and timing of our historical revenues have varied substantially from quarter to quarter and year to year. Accordingly, the results of a particular period, or period to period comparisons of recorded sales and profits may not be indicative of future operating results.

            While management is committed to the long-term profitability of SafeNet, the recent growth of the computer security industry has made it important that market share be obtained. We have undertaken various strategies in order to increase our revenues and improve our future operating results, including new product offerings such as our SafeNet products for the Internet and the SafeNet Security Center™, a high performance workstation that automatically manages SafeNet products and the development of integrated circuits for the original equipment market. Management believes that growth in the market for products that provide secure remote access to computer networks requires SafeNet to increase its investment in development, sales and marketing activities to allow SafeNet to take advantage of this market opportunity and to achieve long-term profitability thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

Results of Operations of the Company

            The following table sets forth certain Consolidated Income Statement data of the Company as a percentage of revenues for the periods indicated.

	Three Months
	Ended March 31,

	2001	2000

Revenues	100%	100%

Cost of revenues	29	29

Gross profit	71	71

Research and development expenses	27	31

Sales and marketing expenses	33	25

General and administrative expenses	11	15

Recovery of CyberGuard advance	—	(2)

Total operating expenses	71	69

Operating income	—	2

Interest income	7	4

Net income	7%	6%

            The Company has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Technology Operations”), network security products designed and manufactured in the United States for direct sales to end-users (“Product Operations”), and network security products designed and manufactured outside the United States (“European Operations”). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Technology Operations and Product Operations include some international sales mainly to Asia and South America.

Three months ended March 31, 2001 compared to three months ended March 31, 2000

            Revenues increased 3%, or $175,000, to $6,013,000 for the three months ended March 31, 2001, from $5,838,000 in 2000. The Technology Operations’ revenues decreased $19,000 as the increase in sales of chips and SecureIP was more than offset by the reduction in software revenue. Revenues from the Product Operations segment increased $626,000, or 27% primarily due to strong demand of Safenet Smart™ and SafeNet Speed™ products to large enterprise customers. The European Operations’ revenues decreased $432,000 as the segment transitions from legacy products to VPN products.

            Gross margin remained unchanged at 71% for the three months ended March 31, 2001 versus the same period in 2000. While gross profit margins for both the Technology and Product Operations segment improved slightly to 84% and 65%, respectively, from 83% and 64%, respectively, the gross profit margins for the European Operations decreased to 36% from 53% in 2000 as a result of lower revenues available to recover fixed costs.

            Research and development expenses decreased 10%, or $179,000, to $1,649,000 for the three months ended March 31, 2001, from $1,828,000 in 2000. The decrease is attributable to a reduction in bonus expenses and to a decreased outside engineering expenses related to the Company’s software and integrated circuit development projects that were completed in 2000. As a percentage of revenues, the expenses were 27% and 31% in 2001 and 2000, respectively.

            Sales and marketing expenses increased 36%, or $513,000, to $1,954,000 for the three months ended March 31, 2001, from $1,441,000 in 2000. The additional expense reflects management focus on increasing sales and marketing resources as the Company expands into new markets. These additional expenses included the cost associated with seven additional employees and additional marketing program costs such as the SafeNet SecureTour and two trade shows. As a percentage of revenues, the expenses were 33% and 25% in 2001 and 2000, respectively.

            General and administrative expenses decreased 24%, or $203,000, to $657,000 for the three months ended March 31, 2001, from $860,000 in 2000. The decrease is primarily due to a decrease in bonus expense in 2001 that are based in part on quarterly earnings performance. Additionally, 2000 expenses were higher due to increased professional fees incurred to export software developed in the United States to the European Operations segment and additional costs associated with hiring an interim Managing Director for the European Operations. As a percentage of revenues, the expenses were 11% and 15% of revenues in 2001 and 2000, respectively.

            The Company had no income tax expense in either period due to the reversal of the valuation allowance on net operating loss carryforwards to offset earnings. A valuation allowance for the full amount of the net remaining deferred tax assets has been established since the Company’s ability to use the remaining net operating loss carryforward is dependent upon future taxable income.

            The Company had net income of $431,000 for the three months ended March 31, 2001 compared to a net income of $357,000 for the same period in 2000. The diluted income per common share was $0.06 in 2001 compared to $.05 per common share in 2000.

Liquidity and Financial Position of the Company

            The Company believes that its current cash resources will be sufficient to meet its needs for the next year. At March 31, 2001, the Company had working capital of $34,488,000 including cash and cash equivalents and short-term investments of $29,364,000.

            For the three months ended March 31, 2001, cash and cash equivalents decreased $2,874,000. Significant uses of cash for the Company in 2001 included $2,772,000 used in operating activities and $1,007,000 used in investing activities.

Inflation and Seasonality

            The Company does not believe that inflation will significantly impact its business. The Company does not believe its business is seasonal, however, because the Company recognizes revenues upon shipment of finished products, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company’s major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of March 31, 2001, the Company’s investment in its Swiss subsidiary was approximately $3,898,000. A 10% change in the average Swiss Franc exchange rate for the three months ended March 31, 2001 would have changed the Company’s reported earnings by approximately $61,000. A 10% change in the March 31, 2001 Swiss Franc exchange rate would have changed the Company’s reported currency translation adjustment for three months ended March 31, 2001 by approximately $224,000. A 10% change in the average interest rate for the three months ended March 31, 2001 would have changed SafeNet’s reported interest income by approximately $43,000.

            At March 31, 2001, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) No exhibits are required to be filed under Rule 601 of Regulation S-K

      (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFENET, INC.

May 9, 2001	/s/ Anthony A. Caputo ANTHONY A. CAPUTO Chairman, President and Chief Executive Officer

May 9, 2001	/s/ Carole D. Argo CAROLE D. ARGO Senior Vice President and Chief Financial Officer