Form 10-Q
period 2001-06-30
SAFENET INC
filed 2001-08-10
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20634
SAFENET, INC.
(Exact name of registrant as specified in its charter)
____________________

Delaware	52-1287752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of August 9, 2001 was 7,079,197.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000	4

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2001	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	6

	Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and

	Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II.	OTHER INFORMATION	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

SAFENET, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	June 30,	December 31,
	2001	2000

Assets

Current Assets:

Cash and cash equivalents	$25,371	$25,369

Short-term investments	5,559	6,332

Accounts receivable, net of allowance for doubtful accounts of $213 and $231	2,927	4,212

Inventories, net of reserve of $1,798 and $574	1,502	2,909

Prepaid expenses	467	256

Total current assets	35,826	39,078

Equipment and leasehold improvements, net of accumulated depreciation and amortization of $3,148 and $2,998	1,389	1,375

Computer software development costs, net of accumulated amortization of $2,766 and $2,377	1,167	1,592

Goodwill, net of accumulated amortization of $609 and $566	359	401

Other assets	735	660

	$39,476	$43,106

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$562	$1,737

Accrued salaries and commissions	937	1,830

Other accrued expenes	945	854

Advance payments and deferred revenue	925	962

Total current liabilities	3,369	5,383

Commitments and contigencies	—	—

Stockholders’ equity:

Preferred stock, $.01 par value per share. Authorized 500,000 shares, none issued and outstanding	—	—

Common stock, $.01 par value per share

Authorized 50,000,000 shares, issued 7,071,697 shares. in 2001 and 6,940,637 shares in 2000	71	69

Additional paid-in capital	52,160	50,854

Accumulated deficit	(14,268)	(11,924)

Accumulated other comprehensive loss	(1,856)	(1,276)

Net stockholders’ equity	36,107	37,723

	$39,476	$43,106

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues
Licenses and royalties	$788	$3,409	$2,435	$5,994

Products	1,879	2,316	5,349	5,004

Service and maintenance	833	746	1,729	1,310

Total revenues	3,500	6,471	9,513	12,308

Cost of revenues Licenses and royalties	234	189	406	629

Products	1,543	1,218	2,885	2,297

Service and maintenance	339	223	552	403

Total cost of revenues	2,116	1,630	3,843	3,329

Gross profit	1,384	4,841	5,670	8,979

Research and development expenses	2,084	1,843	3,733	3,671

Sales and marketing expenses	1,669	1,570	3,623	3,011

General and administrative expense	750	1,009	1,406	1,868

Amortization of acquired intangible assets	21	21	42	42

Recovery of CyberGuard advance	—	(138)	—	(275)

Total operating expenses	4,524	4,305	8,804	8,317

Operating income (loss)	(3,140)	536	(3,134)	662

Interest income	365	305	790	536

Net income (loss)	$(2,775)	$841	$(2,344)	$1,198

Net income (loss) per common share Basic	$(0.39)	$0.13	$(0.33)	$0.18

Diluted	$(0.39)	$0.12	$(0.33)	$0.17

Shares used in computation:

Basic	7,059	6,669	7,029	6,640

Diluted	7,059	7,011	7,029	7,177

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended June 30, 2001
(Unaudited – in thousands)

					Accumulated
	Common stock		Additional		other	Net
			paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income (loss)	equity

Balance at January 1, 2001	6,941	$69	$50,854	$(11,924)	$(1,276)	$37,723

Stock options exercised	131	2	1,306	—	—	1,308

Net loss	—	—	—	(2,344)	—	(2,344)

Foreign currency translation adjustment	—	—	—	—	(327)	(327)

Unrealized loss on available-for-sale securities	—	—	—	—	(253)	(253)

Balance at June 30, 2001	7,072	$71	$52,160	$(14,268)	$(1,856)	$36,107

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – in thousands)

	Six months ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(2,344)	$1,198

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	150	314

Amortization of computer software development costs	732	728

Amortization of goodwill	42	42

Inventory reserve	1,214	—

Changes in operating assets and liabilities Accounts receivable	1,315	1,113

Inventories	65	679

Prepaid expenses	(160)	(247)

Accounts payable	(1,224)	(372)

Accrued salaries and commissions	(845)	34

Other accrued expenses	33	328

Advanced payments and deferred revenue	(37)	(85)

Other	(411)	163

Net cash provided by (used in) operating activities	(1,470)	3,895

Cash flows from investing activities:

Sales of short-term investments	774	501

Equipment and leasehold improvement expenditures	(230)	(164)

Expenditures for computer software development costs	(191)	(153)

Net cash provided by investing activities	353	184

Cash flows from financing activities:

Proceeds from exercise of stock options	1,307	1,386

Proceeds from exercise of stock warrants	—	118

Other	—	(100)

Net cash provided by financing activities	1,307	1,404

Effect of exchange rate changes on cash	(188)	(93)

Net increase in cash and cash equivalents	2	5,390

Cash and cash equivalents at beginning of period	25,369	19,161

Cash and cash equivalents at end of period	$25,371	$24,551

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$(2,775)	$841	$(2,344)	$1,198

Other comprehensive income (loss):

Unrealized gain (loss) from available-for-sale securities	27	621	(253)	621

Foreign currency translation adjustment	(73)	68	(327)	(108)

Comprehensive income (loss)	$(2,821)	$1,530	$(2,924)	$1,711

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

(2) Inventories

Inventories consist of the following (in thousands):

	As of

	June 30,	December 31,
	2001	2000

Raw materials	$789	$1,198

Finished goods	713	1,711

Total	$1,502	$2,909

(3) Income Taxes

      During the three and six month periods ended June 30, 2001, the Company has incurred operating losses and therefore, did not record income tax expense. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets. During the three and six month period ended June 30, 2000, income taxes with respect to the current period earnings were offset by a reduction in the Company’s deferred tax valuation allowance.

(4) Earnings Per Common Share

      Basic earnings per share (“EPS”) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period unless the result is anti-dilutive. Information related to the calculation of basic and diluted EPS is summarized as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net income (loss)	$(2,775)	$841	$(2,344)	$1,198

Weighted-average common shares outstanding – basic	7,059	6,669	7,029	6,640
Effect of dilutive securities-options	—	342	—	537

Adjusted weighted average common shares outstanding – diluted	7,059	7,011	7,029	7,177

      During 2001, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist primarily of stock options.

(5) Segments of the Company and Related Information

      The Company has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Technology Operations”), network security products designed and manufactured in the United States for direct sales to end-users (“Product Operations”), and security products designed and manufactured outside the United States (“European Operations”). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Technology Operations and Product Operations include some international sales mainly to South America and Asia. Information presented below is as of and for the three and six month periods ended June 30, 2001 and 2000, respectively (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Revenues from external customers:

Technology operations	$1,264	$3,690	$3,916	$6,360

Product operations	1,870	2,157	4,858	4,519

European operations	366	624	739	1,429

Consolidated revenues	$3,500	$6,471	$9,513	$12,308

Intersegment revenues:

Technology operations	$—	$—	$—	$—

Product operations	—	128	—	104

European operations	2	6	2	1

Intersegment revenues	$2	$134	$2	$105

Reconciling items:

Intersegment revenues	$(2)	$(134)	$(2)	$(105)

Total consolidated revenues	$3,500	$6,471	$9,513	$12,308

Operating income (loss):

Technology operations	$(1,497)	$763	$(1,338)	$865

Product operations	(348)	295	186	710

European operations	(1,295)	(522)	(1,982)	(913)

Consolidated operating income (loss)	$(3,140)	$536	$(3,134)	$662

Income (loss) before income taxes:

Technology operations	$(1,349)	$952	$(994)	$1,163

Product operations	(148)	398	608	926

European operations	(1,278)	(509)	(1,958)	(891)

Consolidated income (loss) before income taxes	$(2,775)	$841	$(2,344)	$1,198

Depreciation and amortization:

Technology operations	$137	$138	$349	$622

Product operations	373	190	503	387

European operations	37	37	72	75

Consolidated depreciation and amortization	$547	$365	$924	$1,084

	As of

	June 30,	June 30,
(in thousands)	2001	2000

Segment assets:

Technology operations	$15,676	$13,877

Product operations	21,303	15,639

European operations	2,497	5,485

Consolidated segment assets	$39,476	$35,001

Long-lived assets:

United States	$2,311	$2,627

Switzerland	245	189

Consolidated long-lived assets	$2,556	$2,816

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Geographic Information

Revenues:

United States	$3,078	$5,472	$8,620	$10,246

Switzerland	156	500	333	1,116

Other foreign countries	266	499	560	946

Consolidated revenues	$3,500	$6,471	$9,513	$12,308

      For the six month period ended June 30, 2001, one commercial client of the Product operations segment accounted for 13% of the Company’s consolidated revenues. For the six month period ended June 30, 2000, one commercial client of the Technology operations segment and one commercial client of the Product operations segment accounted for 38% and 13%, respectively, of the Company’s consolidated revenues.

(6) Impact of New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $86,000 ($0.01 per share) per year. During January 1, 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and determine what the effect of these tests will be on the earnings and financial position of the Company.

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

Results of Operations of the Company

      The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

	Three Months				Six Months
	Ended June 30,				Ended June 30,

	2001		2000		2001		2000

Revenues	100	%	100	%	100	%	100	%

Cost of revenues	60		25		40		27

Gross profit	40		75		60		73

Research and development expenses	60		29		39		30

Sales and marketing expenses	48		24		38		24

General and administrative expenses	21		16		15		16

Recovery of CyberGuard advance	—		(2)		—		(2)

Total operating expenses	129		67		92		68

Operating income (loss)	(89)		8		(32)		5

Interest income	10		5		8		4

Net income (loss)	(79)%		13	%	(24)%		9	%

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

Six months ended June 30, 2001 compared to Six months ended June 30, 2000

      Revenues decreased 23%, or $2,795,000, to $9,513,000 for the six months ended June 30, 2001, from $12,308,000 in 2000. The Technology Operations revenues decreased $2,444,000 due to the adverse impact of the economic slowdown on customers, causing them to delay purchases of software and accelerator boards. Revenues from the Product Operations segment increased $339,000 due to strong demand for SafeNet Smart™ and SafeNet Speed™ and products to large enterprise customers including government clients not impacted by the economic slowdown. The European Operations revenues decreased $690,000 as the segment transitions from legacy products to VPN products.

      Gross margin decreased to 60% for the six months ended June 30, 2001, from 73% in 2000. Additional inventory reserves aggregating $1,084,000 were recorded to cost of revenue to account for potential inventory obsolescence, negatively impacting gross margins by 11%. The additional inventory reserves affected Technology, Product, and European Operations’ segments by $458,000, $115,000, and $511,000, respectively, impacting gross margins by 11%, 2%, and 69%, respectively. Gross margins in the Technology Operations decreased to 69% from 86% in 2001 and 2000, respectively, due to fewer sales of high margin VPN software products, an increase in inventory reserves to properly value inventory, and lower segment revenue to recover fixed costs. Product Operations’ margins increased to 66% from 64% on strong sales of higher margin, VPN products to end users. The gross margin for the European Operations decreased to (29%) from 45% in 2000 as a result of an increase in inventory reserves to properly value legacy products.

      Research and development expenses increased 2%, or $62,000, to $3,733,000 for the six months ended June 30, 2001, from $3,671,000 in 2000.

      Sales and marketing expenses increased 20%, or $612,000 to $3,623,000 for the six months ended June 30, 2001, from $3,011,000 in 2000. The additional expense reflects management focus on increasing sales and marketing resources as the Company expands into new markets. Additional expenses include the cost associated with six new employees and expanded marketing programs costs such as the SafeNet Secure Tour and two trade shows. As a percentage of revenues, the expenses were 38% and 24% in 2001 and 2000, respectively.

      General and administrative expenses decreased 25%, or $462,000, to $1,406,000 for the six months ended June 30, 2001, from $1,868,000 in 2000. The decrease is due to cost saving measures in the US operations obtained by staff reductions, and reduction in performance compensation, travel expenses, and professional fees. As a percentage of revenues, the expenses were 15% and 16% in 2001 and 2000, respectively.

      During the six month period ended June 30, 2001, the Company incurred operating losses and therefore did not record income tax expense. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets. During the six month period ended June 30, 2000, income taxes with respect to the earnings were offset by a reduction in the Company’s deferred tax valuation allowance

      The Company had a net loss of $2,344,000 for the six months ended June 30, 2001 compared to a net income of $1,198,000 for the same period in 2000. The loss per common share was $0.33 in 2001 compared to $0.17 diluted income per common share in 2000.

Three Months ended June 30, 2001 compared to Three Months ended June 30, 2000

      Revenues decreased 46%, or $2,971,000, to $3,500,000 for the three months ended June 30, 2001, from $6,471,000 in 2000. Technology Operations’ revenues decreased 66%, or $2,426,000 due to the adverse impact of the economic slowdown on customers, causing them to delay purchases of software and accelerator boards. Revenues from the Product Operations segment decreased $287,000 primarily due to delayed shipments of Safenet VPN products and to the cyclical decrease demand from government customers. The European Operations’ revenues decreased $258,000 as the segment transitions from legacy products to VPN products.

      Gross margin decreased to 40% for the three months ended June 30, 2001, from 75% in 2000. Additional inventory reserves aggregating $1,084,000 were recorded to cost of revenue to account for potential inventory obsolescence, negatively impacting gross margins by 31%. The additional inventory reserves affected Technology, Product, and European Operations’ segments by $458,000, $115,000, and $511,000, respectively, impacting gross margins by 36%, 25%, and 137%, respectively. Gross margins in the Technology Operations’ segment decreased to 37% from 88% in 2000 due to less revenue to absorb fixed costs, a charge to increase inventory reserves, and reduced sales of higher margin software. Product Operations’ margins increased slightly to 65% from 63% in 2000 resulting from sales of higher margin VPN products. The gross profit margin for the European operations decreased to ($306,000) in 2001 from $219,000 in 2000 as a result of an increase in inventory reserves to properly value legacy products.

      Research and development expenses increased 13%, or $241,000, to $2,084,000 for the three months ended June 30, 2001, from $1,843,000 in 2000. The increase is primarily attributable to chip development projects on technology in US and European Operations. The charges were offset to some extent by the decrease in performance compensation expense. As a percentage of revenues, the expenses were 60% and 29% in 2001 and 2000, respectively.

      Sales and marketing expenses increased 6%, or $99,000, to $1,669,000 for the three months ended June 30, 2001, from $1,570,000 in 2000 due to an increase in personnel and their salaries, telephone, travel and related expenses. As a percentage of revenues, the expenses were 48% and 24% in 2001 and 2000, respectively.

      General and administrative expenses decreased 26%, or $259,000, to $750,000 for the three months ended June 30, 2001, from $1,009,000 in 2000. The decrease is primarily due to a decrease in performance-based compensation expense and the reduction in professional fees related to strategic planning initiatives. As a percentage of revenues, the expenses were 21% and 16% of revenues in 2001 and 2000, respectively.

      During the three month period ended June 30, 2001, the Company incurred operating losses and therefore did not record income tax expense. The Company recorded a valuation allowance for the full amount of the net deferred tax assets since it could not predict the realization of these assets. During the three month period ended June 30, 2000, income taxes with respect to the earnings were offset by a reduction in the Company’s deferred tax valuation allowance.

      The Company had a net loss of $2,775,000 for the three months ended June 30, 2001 compared to a net income of $841,000 for the same period in 2000. The loss per common share was $0.39 in 2001 compared to a $0.12 diluted income per common share in 2000.

Liquidity and Financial Position of the Company

      The Company believes that its current cash resources will be sufficient to meet its needs for the next year. At June 30, 2001, the Company had working capital of $32,457,000 including cash and cash equivalents and short-term investments of $30,930,000.

      For the six months ended June 30, 2001, cash and cash equivalents increased $2,000. The major use of cash included $1,470,000 for operating expenses. Major proceeds of cash included $774,000 from the sale of short-term investments and $1,307,000 from the exercise of stock options.

Inflation and Seasonality

      The Company does not believe that inflation will significantly impact its business. The Company does not believe its business is seasonal, however, because the Company generally recognizes revenues upon shipment of finished products, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of June 30, 2001, the Company’s investment in its Swiss subsidiary was approximately $3,347,000. A 10% change in the average Swiss Franc exchange rate for the six months ended June 30, 2001 would have changed the Company’s reported earnings for the period by approximately $63,000. A 10% change in the June 30, 2001 Swiss Franc exchange rate would have changed the Company’s reported currency translation adjustment for six months ended June 30, 2001 by approximately $163,000. A 10% change in the average interest rate for the six months ended June 30, 2001 would have changed SafeNet’s reported interest income by approximately $79,000

      At June 30, 2001, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.

PART II – OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual Meeting of Shareholders was held on May 16, 2001.

(b)	The following six directors were elected for a term of one year or until their respective successors have been duly elected or appointed:

	FOR	WITHHELD

Anthony A. Caputo	5,732,880	496,924

Thomas A. Brooks	5,949,390	280,414

Andrew E. Clark	5,858,310	371,494

Shelley A. Harrison	5,501,699	728,105

Ira A. Hunt, Jr.	5,858,010	371,794

Bruce R. Thaw	5,857,310	372,494

(c)	The shareholders approved an amendment to the restated certificate of incorporation of the Company increasing the authorized number of shares of common stock of the Company from 15,000,000 to 50,000,000. There were 4,860,195 shares cast in favor of the proposal, 1,364,914 shares cast against the proposal, and 4,695 shares abstaining.

(d)	The shareholders ratified the appointment of Ernst & Young LLP as the Company’s auditors for the fiscal year ending December 31, 2001. There were 6,203,342 shares cast in favor of the proposal, 24,052 shares cast against the proposal, and 2,410 shares abstaining.

(e)	The shareholders approved the Company’s 2001 Omnibus Stock Plan. There were 3,657,288 shares cast in favor of the proposal, 1,301,972 shares cast against the proposal, and 12,620 shares abstaining.

(f)	The proposal to increase the number of shares in the Non-Employee Director Stock Option Plan was a void proposal after shareholders approved the 2001 Omnibus Stock Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	No exhibits are required to be filed under Rule 601 of Regulation S-K

(b)	The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFENET, INC.

August 9, 2001	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO

Chairman, President and Chief Executive Officer

August 9, 2001	/s/ Carole D. Argo
CAROLE D. ARGO

Senior Vice President and Chief Financial Officer