Form 10-Q
period 2001-09-30
SAFENET INC
filed 2001-11-13
CIK 850313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0–20634

SAFENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	52–1287752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8029 Corporate Drive, Baltimore, Md. 21236
(Address of principal executive offices)

410-931–7500
(Registrant’s telephone number)

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of November 12, 2001 was 7,080,365.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,324	$25,369
Short-term investments	11,927	6,332
Accounts receivable, net of allowance for doubtful accounts of $228 and $231	2,752	4,212
Inventories, net of reserve of $1,734 and $574	1,501	2,909
Prepaid expenses	1,018	256
Total current assets	36,522	39,078
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $3,366 and $2,998	1,376	1,375
Computer software development costs, net of accumulated amortization of $2,897 and $2,377	969	1,592
Goodwill, net of accumulated amortization of $630 and $566	337	401
Other assets	738	660
	$39,942	$43,106

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$599	$1,737
Accrued salaries and commissions	925	1,830
Other accrued expenses	1,038	854
Advance payments and deferred revenue	1,699	962
Total current liabilities	4,261	5,383

Commitments and contigencies	-	-

Stockholders' equity:
Preferred stock, $.01 par value per share. Authorized 500,000 shares, none issued and outstanding	-	-
Common stock, $.01 par value per share. Authorized 50,000,000 shares, issued 7,080,365 shares in 2001 and 6,940,637 shares in 2000	71	69
Additional paid-in capital	52,198	50,854
Accumulated deficit	(14,985)	(11,924)
Accumulated other comprehensive loss	(1,603)	(1,276)
Net stockholders' equity	35,681	37,723
	$39,942	$43,106

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues
Licenses and royalties	$1,209	$2,472	$3,645	$8,466
Products	2,109	4,415	7,458	9,419
Service and maintenance	756	746	2,485	2,056
Total revenue	4,074	7,633	13,588	19,941

Cost of revenues
Licenses and royalties	122	235	528	864
Products	848	1,623	3,733	3,920
Service and maintenance	211	161	763	564
Total cost of revenue	1,181	2,019	5,024	5,348

Gross profit	2,893	5,614	8,564	14,593

Research and development expenses	1,760	1,737	5,493	5,408
Sales and marketing expenses	1,458	1,504	5,081	4,515
General and administrative expenses	657	876	2,063	2,744
Amortization of acquired intangible assets	21	22	64	64
Recovery of CyberGuard advance	-	-	-	(275)
Total operating expenses	3,896	4,139	12,701	12,456

Operating income (loss)	(1,003)	1,475	(4,137)	2,137

Interest income	286	398	1,076	934

Net income (loss)	$(717)	$1,873	$(3,061)	$3,071

Net income (loss) per common share
Basic	$(0.10)	$0.28	$(0.43)	$0.46
Diluted	$(0.10)	$0.26	$(0.43)	$0.43
Shares used in computation:
Basic	7,079	6,802	7,046	6,694
Diluted	7,079	7,249	7,046	7,201

See accompanying notes to consolidated statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Nine months ended September 30, 2001

(Unaudited - in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated Other comprehensive income (loss)	Net stockholders' equity
	Shares	Amount

Balance at January 1, 2001	6,941	$69	$50,854	$(11,924)	$(1,276)	$37,723

Stock options exercised	139	2	1,344	-	-	1,346

Net loss	-	-	-	(3,061)	-	(3,061)

Foreign currency translation adjustment	-	-	-	-	(512)	(512)

Unrealized gain on available-for-sale securities	-	-	-	-	185	185

Balance at September 30, 2001	7,080	$71	$52,198	$(14,985)	$(1,603)	$35,681

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited - in thousands)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(3,061)	$3,071
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	368	510
Amortization of computer software development costs	821	931
Amortization of goodwill	64	64
Inventory reserve	1,160	-
Changes in operating assets and liabilities:
Accounts receivable	1,515	(1,393)
Inventories	212	482
Prepaid expenses	(696)	(76)
Accounts payable	(1,195)	689
Accrued salaries and commissions	(896)	149
Other accrued expenses	123	365
Advanced payments and deferred revenue	737	(603)
Other	(345)	194
Net cash (used in) provided by operating activities	(1,193)	4,383

Cash flows from investing activities:
Sales of short-term investments	4,366	501
Purchases of short-term investments	(9,961)	-
Equipment and leasehold improvement expenditures	(367)	(214)
Computer software development expenditures	(119)	(377)
Net cash used in investing activities	(6,081)	(90)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,346	3,508
Proceeds from exercise of stock warrants	-	118
Other	-	(100)
Net cash provided by financing activities	1,346	3,526

Effect of exchange rate changes on cash	(117)	(249)

Net (decrease) increase in cash and cash equivalents	(6,045)	7,570

Cash and cash equivalents at beginning of period	25,369	19,161

Cash and cash equivalents at end of period	$19,324	$26,731

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000
Net income (loss)	$(717)	$1,873	$(3,061)	$3,071

Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	(68)	(281)	185	340
Foreign currency translation adjustment	(185)	(267)	(512)	(375)

Comprehensive income (loss)	$(970)	$1,325	$(3,388)	$3,036

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

(2)   Inventories

Inventories consist of the following (in thousands):

	As of
	September 30, 2001	December 31, 2000
Raw materials	$771	$1,198
Finished goods	730	1,711
Total	$1,501	$2,909

(3)  Income Taxes

During the three and nine month periods ended September 30, 2001, the Company incurred operating losses and therefore, did not record income tax expense.  The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets.  During the three and nine month period ended September 30, 2000, income taxes with respect to the current period earnings were offset by a reduction in the Company’s deferred tax valuation allowance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(717)	$1,873	$(3,061)	$3,071

Weighted-average common shares outstanding - basic	7,079	6,802	7,046	6,694
Effect of dilutive securities - options	-	447	-	507
Adjusted weighted average common shares outstanding - diluted	7,079	7,249	7,046	7,201

During 2001, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive.  These potentially dilutive securities consist primarily of stock options.

(5)   Segments of the Company and Related Information

The Company has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Technology Operations”), network security products designed and manufactured in the United States for direct sales to end-users (“Product Operations”), and security products designed and manufactured outside the United States (“European Operations”). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Technology Operations and Product Operations include some international sales mainly to South America and Asia. Information presented below is as of and for the three and nine-month periods ended September 30, 2001 and 2000, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues from external customers:
Technology operations	$1,748	$4,124	$5,661	$10,484
Product operations	1,855	2,449	6,714	6,969
European operations	471	1,060	1,213	2,488
Consolidated revenues	$4,074	$7,633	$13,588	$19,941
Intersegment revenues:
Technology operations	$-	$-	$-	$-
Product operations	-	3	-	106
European operations	21	4	21	6
Intersegment revenues	$21	$7	$21	$112
Reconciling items:
Intersegment revenues	$(21)	$(7)	$(21)	$(112)
Total consolidated revenues	$4,074	$7,633	$13,588	$19,941
Operating income (loss):
Technology operations	$(332)	$1,072	$(1,672)	$1,936
Product operations	(116)	616	71	1,326
European operations	(555)	(213)	(2,536)	(1,125)
Consolidated operating income (loss)	$(1,003)	$1,475	$(4,137)	$2,137
Income (loss) before income taxes:
Technology operations	$(215)	$1,295	$(1,212)	$2,458
Product operations	49	777	658	1,704
European operations	(551)	(199)	(2,507)	(1,091)
Consolidated income (loss) before income taxes	$(717)	$1,873	$(3,061)	$3,071
Depreciation and amortization:
Technology operations	$173	$271	$522	$893
Product operations	111	116	614	503
European operations	45	34	117	109
Consolidated depreciation and amortization	$329	$421	$1,253	$1,505

	As of
	Sept 30, 2001	Sept 30, 2000
(in thousands)
Segment assets:
Technology operations	$17,401	$17,174
Product operations	20,445	17,092
European operations	2,096	4,942
Consolidated segment assets	$39,942	$39,208
Long-lived assets:
United States	$2,095	$2,449
Switzerland	250	235
Consolidated long-lived assets	$2,345	$2,684

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Geographic Information
Revenues:
United States	$3,382	$6,285	$12,004	$16,529
Switzerland	239	572	594	1,520
Other foreign countries	453	776	990	1,892
Consolidated revenues	$4,074	$7,633	$13,588	$19,941

For the nine-month period ended September 30, 2001, one commercial client of the Product operations segment accounted for 17% of the Company’s consolidated revenues.  For the nine month period ended September 30, 2000, one commercial client of the Technology operations segment and one commercial client of the Product operations segment accounted for 29% and 10%, respectively, of the Company’s consolidated revenues.

(6)   Impact of New Accounting Standards

In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.  Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $86,000 ($0.01 per share) per year.  During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and determine what the effect of these tests will be on the earnings and financial position of the Company.

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

Results of Operations of the Company

The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	100%	100%	100%	100%
Cost of revenues	29	26	37	27
Gross profit	71	74	63	73
Research and development expenses	43	23	40	27
Sales and marketing expenses	36	20	37	23
General and administrative expenses	17	11	16	14
Recovery of CyberGuard advance	-	-	-	(1)
Total operating expenses	96	54	93	63
Operating income (loss)	(25)	20	(30)	10
Interest income	7	5	8	5
Net income (loss)	(18% )	25%	(23% )	15%

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

Nine months ended September 30, 2001 compared to Nine months ended September 30, 2000

Revenues decreased 32%, or $6,353,000, to $13,588,000 for the nine months ended September 30, 2001, from $19,941,000 in 2000. The Technology Operations’ revenues decreased $4,822,000 due to the adverse impact of the economic slowdown on customers, causing them to delay purchases of software and accelerator boards.  Revenues from the Product Operations’ segment decreased $255,000 due to delayed purchases from government customers of SafeNet’s VPN products.  The European Operations’ revenues decreased $1,276,000 as the segment continues to transition from legacy products to VPN products.

Gross margin decreased to 63% for the nine months ended September 30, 2001, from 73% in 2000. The Company recorded additional inventory reserves aggregating $1,084,000 in the second quarter of 2001, negatively impacting gross margins by 8%.  The additional inventory reserves affected Technology, Product, and European Operations’ segments by $458,000, $115,000, and $511,000, respectively, impacting gross margins by 8%, 2%, and 42%, respectively.  Gross margins in the Technology Operations decreased to 74% in 2001 from 84% in 2000, due to fewer sales of high margin VPN software products, an increase in inventory reserves to properly value inventory, and lower segment revenue to recover fixed costs.   The gross margin for the European Operations decreased to (4%) from 48% in 2000 primarily as a result of an increase in inventory reserves to properly value legacy products and less revenue to absorb the fixed portion of cost of revenues.

Research and development expenses increased 2%, or $85,000, to $5,493,000 for the nine months ended September 30, 2001, from $5,408,000 in 2000.

Sales and marketing expenses increased 13%, or $566,000 to $5,081,000 for the nine months ended September 30, 2001, from $4,515,000 in 2000.  The additional expense reflects management focus on increasing sales and marketing resources as the Company expands into new markets.  Additional expenses include the cost associated with new employees and expanded marketing programs costs such as the SafeNet Secure Tour and two trade shows.  As a percentage of revenues, the expenses were 37% and 23% in 2001 and 2000, respectively.

General and administrative expenses decreased 25%, or $681,000, to $2,063,000 for the nine months ended September 30, 2001, from $2,744,000 in 2000.  The decrease is due to cost saving measures obtained by staff reductions, and reductions in performance compensation, travel expenses, and professional fees.  As a percentage of revenues, the expenses were 15% and 14% in 2001 and 2000, respectively.

During the nine month period ended September 30, 2001, the Company incurred operating losses and therefore did not record income tax expense.  The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets. During the nine month period ended September 30, 2000, income taxes with respect to the earnings were offset by a reduction in the Company’s deferred tax valuation allowance.

The Company had a net loss of $3,061,000 for the nine months ended September 30, 2001 compared to a net income of $3,071,000 for the same period in 2000.  The loss per common share was $0.43 in 2001 compared to $0.43 diluted income per common share in 2000.

Three Months ended September 30, 2001 compared to Three Months ended September 30, 2000

Revenues decreased 47%, or $3,559,000, to $4,074,000 for the three months ended September 30, 2001, from $7,633,000 in 2000.  Technology Operations’ revenues decreased 58%, or $2,377,000 due to the adverse impact of the economic slowdown on customers, causing them to delay purchases of software and accelerator boards.  Revenues from the Product Operations’ segment decreased $594,000 primarily due to delayed purchases from government customers of SafeNet’s VPN products.  The European Operations’ revenues decreased $589,000 as the segment continues to transition from legacy products to VPN products.

Gross margin decreased to 71% for the three months ended September 30, 2001, from 74% in 2000.   Gross margins in the Technology Operations’ segment increased to 85% from 81% in 2000 as revenues in 2000 included a larger concentration of lower margin accelerator board sales.  Product Operations’ and European Operations’ gross margins decreased to 67% and 35%, respectively in 2001, from 71% and 51%, respectively, in 2000, due to less revenue to absorb the fixed portion of cost of revenues.

Research and development expenses increased 1%, or $24,000, to $1,760,000 for the three months ended September 30, 2001, from $1,736,000 in 2000.

Sales and marketing expenses decreased 3%, or $46,000, to $1,458,000 for the three months ended September 30, 2001, from $1,504,000 in 2000.  The decrease is primarily attributable to less commission expense paid on lower sales.  As a percentage of revenues, the expenses were 36% and 20% in 2001 and 2000, respectively.

General and administrative expenses decreased 25%, or $219,000, to $657,000 for the three months ended September 30, 2001, from $876,000 in 2000. The decrease is primarily due to cost control initiatives affecting travel, hiring, and performance compensation expenses.  As a percentage of revenues, the expenses were 16% and 11% of revenues in 2001 and 2000, respectively.

During the three month period ended September 30, 2001, the Company incurred operating losses and therefore did not record income tax expense.  The Company recorded a valuation allowance for the full amount of the net deferred tax assets since it could not predict the realization of these assets. During the three month period ended September 30, 2000, income taxes with respect to the earnings were offset by a reduction in the Company’s deferred tax valuation allowance.

The Company had a net loss of $717,000 for the three months ended September 30, 2001 compared to a net income of $1,873,000 for the same period in 2000.  The loss per common share was $0.10 in 2001 compared to a $0.26 income per diluted common share in 2000.

Liquidity and Financial Position of the Company

                The Company believes that its current cash resources will be sufficient to meet its needs for the next year. At September 30, 2001, the Company had working capital of $32,261,000 including cash and cash equivalents and short-term investments of $31,251,000.

                For the nine months ended September 30, 2001, cash and cash equivalents decreased $6,045,000.  The major use of cash included $1,193,000 for operating expenses and $9,961,000 for purchases of short-term investments.  Major proceeds of cash included $4,366,000 from the sale of short-term investments and $1,346,000 from the exercise of stock options.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of September 30, 2001, the Company’s investment in its Swiss subsidiary was approximately $2,229,000. A 10% change in the average Swiss Franc exchange rate for the nine months ended September 30, 2001 would have changed the Company’s reported earnings for the period by approximately $38,000. A 10% change in the September 30, 2001 Swiss Franc exchange rate would have changed the Company’s reported currency translation adjustment for nine months ended September 30, 2001 by approximately $139,000.  A 10% change in the average interest rate for the nine months ended September 30, 2001 would have changed SafeNet’s reported interest income by approximately $108,000

At September 30, 2001, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                (a) No exhibits are required to be filed under Rule 601 of Regulation S-K

                (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFENET, INC.

November 12, 2001	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO
Chairman, President and Chief Executive Officer

November 12, 2001	/s/ Carole D. Argo
CAROLE D. ARGO
Senior Vice President and Chief Financial Officer