Form 10-K405
period 2001-12-31
SAFENET INC
filed 2002-03-18
CIK 850313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20634

SAFENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1287752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8029 Corporate Drive
Baltimore, Maryland	21236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 931-7500

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the Nasdaq National Market on March 14, 2002 was approximately $97,000,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of this calculation, to be “affiliates” of the registrant.  This determination of the affiliate status is not necessarily conclusive.

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2002 was 7,684,700.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s proxy statement for the Annual Meeting of Shareholders, which proxy statement in definitive form will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2001.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements usually contain the words “estimate,” “anticipate,” “expect” or similar expressions.  All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties.  These uncertainties could cause actual results to differ materially from those expected for the reasons set forth below under Risk Factors.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  SafeNet, Inc. undertakes no obligation to publicly release any revisions to “forward looking statements” to reflect events or circumstances after the date that this report is filed with the Securities and Exchange Commission or to reflect the occurrence of anticipated events.

Part 1

ITEM 1. BUSINESS

COMPANY

SafeNet, Inc. (“SafeNet” or the “Company”), was originally incorporated in Maryland on April 7, 1983 under the name “Industrial Resource Engineering, Inc.”  SafeNet reincorporated under Information Resource Engineering in Delaware by merging with its subsidiary in March 1989.  We completed our initial offering in October of 1989 and our secondary offering in October of 1992.  On November 1, 2000, the Corporate name was changed by a vote of the stockholders to SafeNet, Inc.  SafeNet’s executive offices are located at 8029 Corporate Drive, Baltimore, MD  21236.  Our main telephone line is 410.931.7500 and website address is www.safenet-inc.com.

In January 2002, SafeNet completed its acquisition of Pijnenburg Securealink, Inc. (“Securealink”), a Delaware Corporation primarily engaged in the manufacture of security chips for e-commerce transactions through its European subsidiary.  Operations of Securealink are being conducted through SafeNet BV (formerly Securealink BV) in the Netherlands (see note 13 to the audited consolidated financial statements).

In February 2002, management decided to discontinue operations of SafeNet’s Swiss subsidiary, GRETACODER Data Systems AG (“GDS”) (see note 14 to the audited consolidated financial statements).

The Company has three reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Technology Operations”), network security products designed and manufactured in the United States for direct sales to end-users (“Product Operations”), and network security products designed and manufactured outside the United States (“European Operations”) (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 10 to the audited consolidated financial statements).

GENERAL

Overview

SafeNet delivers a widely deployed Virtual Private Network (VPN) technology for secure business communications over the Internet, offering both Original Equipment Manufacturer (OEM) technology and end-user products for VPN and e-commerce applications.

A VPN is a communications system that uses strong encryption and authentication to create private “tunnels” through the Internet or other shared networks, allowing businesses to take advantage of the lowest cost network without exposing their business communications. VPN technology has been a core competency of SafeNet for over a decade and remains a principal focus of SafeNet.

Since our inception in 1983, SafeNet has been providing network security solutions worldwide for financial, enterprise, telecommunications, and government use.  SafeNet’s SecureIP Technology™ has enjoyed broad market acceptance through both the end-user and OEM VPN markets.  Organizations that depend on robust security for all communications have been enabled with our technology for years. Through customer engagements with organizations such as the U.S. Department of State, Internal Revenue Service, U.S. Treasury, Federal Reserve Bank, and Citibank, we have gained over 18 years of direct experience developing, deploying, and managing network security systems for Fortune 500 companies and government organizations around the world.

SafeNet has positioned its VPN technology as a provider of choice for leading Internet infrastructure manufacturers, semiconductor developers, service providers, and security vendors.  Customers include Cisco Systems, Texas Instruments, Centillium, Samsung, RSA Security, Nokia, and Netscreen. With SafeNet securing the infrastructure of today’s e-business communications, we are opening new markets for interoperable, secure, and deployable VPN communications.

SafeNet has taken the vision—to offer a simple, cost-effective approach to Internet security—and become an innovator in the Internet marketplace, using its expertise to identify and develop emerging security technologies.  In 1995, SafeNet introduced the first Internet VPN.  We have sought to educate the market and develop leading-edge technology to bring VPNs into the mainstream and make security on the Internet a reality for business.

VPNs have become one of the most sought after sectors in the networking communications industry.  The tremendous growth of the Internet and the applications surrounding this pervasive public network has increased the need for VPN products and technology around the world.   SafeNet is continuing its trend of delivering security solutions for existing markets while remaining competitive by creating innovative products and technology for new and emerging markets, such as broadband and wireless technologies.

During SafeNet’s fiscal year 2001, the Company began selling its technology to semiconductor manufacturers in the form of intellectual property called EmbeddedIP™.  The result of this development led to licensing contracts to leading companies including Centillium Communications, Texas Instruments, and Samsung. SafeNet’s EmbeddedIP™ technology is being combined with Texas Instruments OMAP™ family of processors designed for 2.5G and 3G networks. Together, SafeNet and Texas Instruments are enabling the strongest security for next generation wireless devices including PDAs, cell phones, and pagers.

In September 2001 SafeNet introduced the CGX Security Platform. The CGX Security Platform is a next-generation, integrated, security environment providing a single, easy solution for building encryption-based security systems. The first announced customer of this product was Corrent Corporation, a manufacturer of high-speed security semiconductors.

In February 2001, SafeNet announced its next generation remote access client for the enterprise network, offering extended features to remote access users connecting to a corporate VPN.  SoftRemote™ is the next generation of our VPN client, Soft-PKTM—extended to include Personal Firewall capabilities and support User Authentication through industry-standard Smart Cards.  New customers for SoftRemoteTM include Adtran, RSA, and Watchguard.

During 2001, we continued to broaden our market focus to include developing security technology for the broadband and wireless markets.  New access technologies, such as DSL, cable modems, and wireless technologies are becoming an increasingly popular way to access the enterprise network for remote, mobile, and at-home workers. These emerging access technologies may also be more vulnerable to Internet-borne security threats.  SafeNet’s boards, chips, EmbeddedIPTM, and software are securing communications in all these types of markets.

The Company responded to the explosion of wireless devices by announcing a strategic partnership with RSA Security to create wireless VPN clients for the mobile marketplace based on RSA Security technology.  As a result of this relationship, SafeNet recently announced SoftRemotePDA™, a VPN product offering secure client-to-gateway communication over wireless networks for Palm Powered™ handhelds.

SafeNet’s VPN products and managed services saw continued interest from government agencies and financial institutions during 2001.  One development includes a signed reseller agreement with a major telecommunications and network provider. The IRS Secure Dial-In program (SDI), being secured by SafeNet products, has increased its enrollment to over 20,000 users and continues to grow.

In conjunction with Lockheed Martin Corporation, SafeNet’s Enterprise VPN system has been deployed at U.S. Military bases throughout the world under a Department of Defense program called Theatre Battle Management Control System (TBMCS).

The acquisition of Securealink provides us with an experienced and competitive cryptographic development team and access to a full fabless semiconductor business model with in-house design and customer fulfillment.  The Securealink organization is experienced in providing security chip products to major European OEM manufacturers seeking to add strong security to their products. Each of these groups will conduct business under the SafeNet brand and continue to focus on its core area of expertise in order to better serve our European customers.

INDUSTRY BACKGROUND

The VPN Market

A VPN is a communications system using strong encryption that creates a private “tunnel” through the Internet and other communications systems, assuring authentication of users and privacy of information. This allows businesses to use the lowest cost network without exposing their business communications.  A VPN can allow an organization’s employees to access company-confidential information over an intranet, or allow trading partners access to a company extranet for secure business-to-business electronic commerce applications.  A leading market research firm predicts that by the year 2004 the VPN product and services will reach $39.8 billion dollars.

VPNs also allow organizations to use public networks for their communications backbone. This is achieved by protecting the data traffic with data communications security technology such as: encryption, message authentication, user authentication, and firewall technology.  Because public networks are much cheaper than private leased lines and dedicated frame relay networks, corporations can generally achieve substantial cost savings by using VPNs while taking advantage of the global availability and access to the Internet.

With the increasing use of public and private communications networks and the ability of different types of computers to communicate with each other, data integrity and security have gained increased importance.  Secure VPNs have three key uses: secure remote access, secure site-to-site connections and secure extranet connections.

Management believes that the market for security systems and products providing VPN solutions has grown over the last several years due to an increase in the use of the Internet for business communications and electronic commerce applications such as work-at-home arrangements or telecommuting, electronic mail, satellite offices connected to a central computer, electronic funds transfer, electronic data interchange with clients, suppliers and business customers and numerous other arrangements.  The popularity and associated usage of the Internet has increased the requirements for VPN technology and products to ensure secure “intra” and “inter” company communications.

VPNs are facilitating growth of e-business or business-to-business online applications.  Growth in this area has been significant and management believes it will continue to grow in the future.

PRODUCTS

SafeNet’s VPN technology and product offerings include software and hardware products, dedicated solutions, and embedded technology for the OEM market.

SecureIP Technology™

SecureIP Technology™ is the core technology that is at the heart of all SafeNet solutions and products.  Delivered in the form of computer chips, plug-in boards, software modules, and intellectual property, SecureIP Technology provides the building blocks for security implementation that enable organizations to use the Internet and other shared networks for secure communications.  SecureIP Technology is sold in the following form factors:

EmbeddedIP™

EmbeddedIPTM is the streamlined delivery of SafeNet SecureIP TechnologyTM for availability to OEM developers, semiconductor developers, and technology integrators. EmbeddedIPTM is available for license in IP modules or blocks — whereby selected elements of the VPN encryption technology can be adapted in single or multiple implementations. This allows OEMs to incorporate selective blocks in their own ASICs or processors to allow for very cost-effective, high throughput, low power designs.  EmbeddedIP can be licensed in the following implementations:

•        Encryption Engines: DES/3DES, RC4, Rijndael (AES)

•        Hash Engines: SHA-1, MD5, RIPEMD-128/160

•        Packet Engines: IPSec, SSL, TLS, WTLS, IPcomp

•        Public Key Accelerator

•        Entropy based True Random Number Generator (RNG)

•        Deflate Compression Engine

SafeXcel™

SafeXcel™ is SafeNet’s silicon product line for OEM developers looking for embedded, accelerated security.  SafeXcel chips are separated into the Momentum Series (up to 100 Mbps), the Velocity Series (100 Mbps to 1 Gbps), and the Gigabit Series. With the acquisition of Securealink, the SafeNet silicon product line includes high-performance ICs and privacy products for both IPSec and SSL encryption.  Announced SafeXcel chips include the following:  SafeXcel-1140, SafeXcel-2141, SafeXcel-2142, SafeXcel-2020, SafeXcel-ISES, SafeXcel-306, SafeXcel-317, SafeXcel-318, SafeXcel-807, and SafeXcel-810.

SafeXcel™ Cards

SafeXcel™ Cards are plug-in PCI boards that provide cryptographic throughput and acceleration for operations such as encryption, hashing, public key computations, key negotiation, signatures, and random number generation.  Announced SafeXcel Cards include SafeXcel 241-PCI and SafeXcel 140-PCI.

SoftIP™

SoftIP™ is the SafeNet software product line that includes the remote access client, SoftRemote™.  Other software products include SoftRemoteLT™ for 802.11 applications, SoftRemotePDA™ for handheld portable devices, and SoftRemote Policy Manager, for complete deployment and management of SoftRemote clients.

CGX Security Platform

The CGX Security Platform is a next-generation, integrated, security environment providing a single, easy solution for building encryption-based security systems. The Security Platform, the embodiment of over 18 years of encryption expertise, is a complete environment in which OEMs can build any type of encryption product.  The Platform brings a significant advantage to OEM developers by accelerating time to market, reducing development costs, and providing a system-level implementation of encryption technology.  With its flexibility, standalone software, and security hardware, entire security systems can be easily developed.

SafeEnterprise™

SafeEnterprise™ is SafeNet’s enterprise product line that integrates the full range of Internet security needs such as access control, encryption, user authentication, message authentication, and policy management.  SafeEnterprise is intended for large government and financial institutions that require a high level of strong and proven security technology.  The SafeEnterprise system consists of two client products (SafeNet Soft™ and SafeNet Smart™) for remote access, a high performance gateway (SafeNet Speed™), and a centralized security management system, providing comprehensive security in an easy-to-use, scaleable solution (SafeNet Security Center).  SafeNet Security Center includes 3 levels of management systems and can also be utilized through a Managed VPN Service program.

Along with these products, SafeNet adds two encryptor products for leased line encryption. The SafeNet Frame Encryptor is the technology for enterprise-wide LAN-to-LAN, data sharing and client-server applications. It combines the advantages of circuit and packet switched services with low latency. These properties make it particularly suitable for LAN interconnections with bursty traffic with data rates up to 8 Mbps. It can handle a mix of clear and encrypted logical connections simultaneously.

The SafeNet Advanced Link Encryptor offers high-end link encryption for data rates 9.6 kbps up to 45 Mbps, with a variety of interfaces available. SafeNet algorithms and key management are designed for the highest security, with up to true 256 bit key size.

PRODUCT DEVELOPMENT

SafeNet conducts product development activities to increase the size of its available market through broader product offerings and to reduce the cost of its products, resulting in more competitive pricing and/or better operating margins.

The VPN market, in its growth period, will be continually looking for products that offer the strongest encryption and the fastest throughput.  We will continue to devote resources to the latest VPN technology to meet the increasing demands of the market.

PRODUCT DESIGN STANDARDS

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

All of SafeNet’s network security systems and products comply with the following general product design standards:

Standards Compliance

SafeNet’s policy is to offer products based upon encryption algorithms that have been approved as industry and government standards, providing SafeNet’s clients assurance that they are using products that meet commercial reasonability tests.

Network Compatibility

SafeNet’s systems and products contain sufficient intelligence to accommodate the specific communication protocols employed by complex computer networks, including support for Frame Relay, Dial Asynchronous, leased line, X.25, Bisync and Internet protocol-based networks.

Interoperability

Management believes the market opportunity for VPN technology and products increases when vendors’ product offerings become interoperable.  Our commitment to the IPSec standard and multi-vendor interoperability is utilized in existing and planned product offerings.

Ease of Use

SafeNet believes that users of its products, while concerned that their data is secure, do not wish to be required to take specific actions to achieve secure status. Therefore, our products are designed to function without user involvement, thus offering an extremely high level of ease of use.

Ease of Mangement and Administration

SafeNet has extended its ease of use concept to the policy management of its most widely deployed client, SafeNet SoftRemote.  The SoftRemote Policy Manager is a Windows-based application that simplifies deployment of all versions of SafeNet SoftRemote and enables centralized management of security policies.

Price Performance Criteria

SafeNet believes that in order for clients to invest in encryption technology, its products must be implemented cost effectively. As such, our development staff follows a design approach similar to that used with consumer electronics products that are designed for low manufacturing cost.

Encryption Algorithms

At present, SafeNet’s products employ a variety of encryption algorithms including the Advanced Encryption Standard (AES), U.S. Government Triple Data Encryption Standard, (“TDES”) and Single DES, RSA Data Security Inc. Encryption Standard, (“RSA”).

CUSTOMERS

During 2001, SafeNet announced relationships with the following Customers:

Adtran

In November 2001, Adtran licensed SafeNet SoftRemote™.  Adtran is using SoftRemote as the NetVanta VPN Client, rounding out its VPN solution to provide a remote access client product that will serve the company’s enterprise customers.

Samsung

Samsung licensed EmbeddedIP™, SafeNet’s license-ready intellectual property.  Samsung is incorporating EmbeddedIP™ in its products including custom ASICs, System-on-Chip (SOCs), ARM-based cores, networking products, wireless products, and smart cards.

Watchguard

In May 2001, SafeNet announced that Watchguard is integrating SafeNet’s SafeXcel 140-PCI Card for its Firebox 4500 for hardware acceleration.

Corrent

Corrent is using SafeNet’s CGX Security Platform, a next-generation, integrated, security environment, to assist in the development of high-speed processors for the security market.

Texas Instruments

In May 2001, SafeNet announced that it has been chosen to partner with Texas Instruments (“TI”) to provide a new wireless security library for next generation (2.5 and 3G) wireless devices. SafeNet’s encryption technology, combined with TI’s DSP-based OMAP™ family of processors, will enable the strongest security for next generation wireless devices including personal digital assistants, cell phones, and pagers.

WorldCom(UUNet)

In April 2001, SafeNet announced that UUNet had licensed SafeNet’s VPN client for use with the new UUSecure Dial-Up Service, offering remote access users a way to connect securely over the Internet.

Centillium Communications

In January 2001, Centillium licensed SafeNet’s EmbeddedIPTM to provide a next-generation DSL encryption solution for manufacturers of telecommunications equipment. EmbeddedIPTM is enabling Centillium to integrate market-leading security with its broadband networking products.  Centillium is currently shipping DSL chips with SafeNet’s EmbeddedIPTM.

IRS

In January 2001, SafeNet announced that the Internal Revenue Service (IRS) had enrolled its 15,000th employee using SafeNet’s VPN technology to protect its Secure Dial-In (SDI) program, an enterprise-wide communications system that supports virtually every division within the agency.  The program is currently over 20,000 enrolled users.

NetMAX:

On January 8, 2001 NetMAX™, a division of Cybernet Systems Corporation, licensed SafeNet’s VPN client to provide their customers with a best-of-class remote access solution that features ease-of-use, robust security functionality, and compatibility with all WindowsTM operating systems.

In 2001, one commercial client of the Product Group accounted for 11% of the Company’s consolidated revenue (see Note 11 to the audited consolidated financial statements).

SALES AND MARKETING

Sales

SafeNet has continued to sell through both direct sales and indirect distribution channels in order to expand worldwide sales coverage.  In North America, in addition to direct sales, we sell our products primarily through Value Added Resellers and Original Equipment Manufacturers.  In Europe, we sell our products through a direct sales force. Outside of such territories, we sell our products through distributors of communication or information security products. A global sales organization provides support for these distribution channels. OEM sales efforts are sold through partners and direct sales.

Marketing

SafeNet continued its initiative of branding the company and strengthening its leadership position with a strong marketing presence.

SafeNet began the year 2001 as a leading player in the VPN market and launched the Secure Tour to establish SecureIP Technology™ as a leading brand for secure e-business communications.  The Secure Tour was a high profile national tour dedicated to educating the public about security and promoting the Company’s leading software and silicon technology. During 2001, SafeNet increased it corporate web presence and e-commerce capabilities, which resulted in an over 250% increase in the web sales of its software client.

Beginning in January 2002, SafeNet continued to broaden its brand with the acquisition and rebranding of Securealink and the opening of a new sales office in Switzerland, operating as SafeNet AG.

SafeNet’s marketing program also continued lead generation and increased coverage of SafeNet’s technology and products in leading trade publications. We increased our emphasis on developing awareness of the SafeNet brand through our public relations efforts and joint marketing arrangements with our strategic partners.  SafeNet also increased its use of direct marketing programs through email, direct mail, and web-based promotions.  We instituted processes to ascertain the requirements of our existing and prospective end-user and OEM customers.  Our success in embedding our technology in leading networking vendors’ products has helped us to gain market awareness.  SafeNet will continue its endeavor to co-brand SafeNet technology with industry leaders to increase market awareness.

CLIENT SUPPORT AND PRODUCT WARRANTIES

SafeNet provides support for clients through a staff of support engineers knowledgeable in both SafeNet’s network security systems and products and complex computer networks. In addition to supporting clients, this group of engineers performs system level quality assurance testing of new products and product enhancements.  SafeNet provides client telephone support, including 24 hour a day “hot line” support. In addition, we offer on-site training, installation and trouble-shooting services, generally on a fee basis.

SafeNet provides limited warranties on its products for one year upon delivery of the product. After warranty expiration, clients may purchase an extended warranty support contract. This contract extends warranty service for an additional one-year period, providing repair or replacement of defective products and telephone support. We also offer support on a time and materials basis.

MANUFACTURING AND INVENTORY

Components for SafeNet’s products are purchased from a limited number of electronic parts manufacturers and distributors. Electronic assembly firms are used to mount components onto printed circuit boards according to designs and instructions provided by SafeNet’s engineers. Since the components are readily available from other suppliers and since there are several electronic assembly firms available, a change in suppliers or assemblers would not have a material effect on SafeNet’s operations. However, while we have not experienced any significant supply problems in the past, it is possible that in the future we may encounter shortages in parts, components, or other elements vital to the manufacture, production and sale of products.

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

While SafeNet and Analog Devices, Inc. (“ADI”) jointly developed the SafeNet DSP, ADI will be the manufacturer and point of procurement for the chip.  We may seek other partners similar to ADI for future product manufacturing and procurements.

COMPETITION

The VPN market is highly competitive and subject to rapid technological changes. SafeNet believes that competition in this market is likely to intensify as a result of increasing demand for Internet security technology and products. There are several companies in this field that have been established longer than SafeNet, and have greater financial, research, service support and marketing resources than those of SafeNet. There are also a number of other hardware and software data encryption methods and security technologies on the market, which compete with our products.

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

If the VPN market continues to develop, it will likely be characterized by rapid advances in technology and new products that could render the existing technology upon which SafeNet’s technology and products are based less competitive.  However, we believe that our core technology will be the basis for future product offerings in the years to come. This risk will increase to the extent that our competitors include manufacturers of computer equipment and Internet appliances to which our products relate, since such manufacturers may be in a better position than us to develop security products in anticipation of developments in their computer equipment.

PATENTS AND INTELLECTUAL PROPERTIES

Between 1996 and 2001, SafeNet was awarded seven United States Patents covering cryptographic key management, kernel mode protection, key recovery schemes, portable encrypting and authenticating network interface devices, such as modems. The patents provide SafeNet with ownership rights to a technology that SafeNet believes will be critical to the growth of computer networks, such as the Internet. The patents cover our SafeXcel chips, CGX Security Platform, SafeNet Dial and the AX400.  Additional domestic and foreign patent applications, which cover the same products and technology, as well as additional EmbeddedIP product offerings are pending.

SafeNet has acquired the rights to license a United States Patent for a self-authenticating fingerprint identification card for certain computer security and financial applications. Under the license agreement, SafeNet pays to the licensor a royalty on each sale or license of products that contain the patented technology.

The computer software source codes, which are essential elements of SafeNet’s products, are the proprietary trade secrets of and are copyrighted by SafeNet. The protection of proprietary technology and information developed by us will be limited to such protection as we may be able to secure pursuant to trade secret or copyright laws or under any confidentiality agreements which we may enter. SafeNet owns federally registered trademarks for SafeNet name and for certain of its products; however, there is no assurance as to the validity, enforceability or lack of infringement of such trademarks.

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

EMPLOYEES

As of March 8, 2002, SafeNet had 139 employees, of whom 9 are engaged in assembly and quality control, 19 in administration and financial control, 75 in engineering, development and client support, and 36 in marketing and sales. SafeNet employs 87 employees in the United States, 35 employees in the Netherlands, and 17 employees in Switzerland.

RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks, some of which are beyond our control.  The following discussion highlights some of the risks we face.

We Have a History of Losses And May Incur Future Losses

We have experienced substantial net losses in four of the last five years, including 2001. As of December 31, 2001, we had an accumulated deficit of $15,486,000. Although our revenues are subject to fluctuation, we intend to maintain or increase our expenditures in all areas in order to execute our business plan. As a result, we may incur substantial additional losses. The likelihood of our success must be considered in light of the problems, expenses and delays frequently encountered in connection with new technologies utilized with the transition to an Internet VPN business and the competitive environment in which we operate. You should not consider our historical results indicative of future revenue levels or operating results.  We can neither give assurance that we will operate profitably in the future nor that we may sustain profitability if it is achieved.

Risk of Integrating Recently Acquired Company

On January 2, 2002, we acquired Pijnenburg Securealink, Inc. (Securealink), a European manufacturer of security chips for e-commerce transactions. We expect this acquisition to facilitate our growth in the silicon and intellectual property aspects of our business through access to a full fabless semiconductor business model with in-house design and customer fulfillment, and the fortified support of SafeNet’s key European wireless customers.

The acquisition of Securealink involves various risks, including:

•        Difficulties in integrating the operations, technologies, and products of Securealink;

•        The risk of diverting management’s attention from normal daily operations of the business;

•        Potential difficulties in completing projects associated with in-process research and development;

•        Risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•        Initial dependence on unfamiliar supply chains or relatively small supply partners;

•        Insufficient revenues to offset increased expenses associated with the acquisition;

•        The potential loss of key employees of Securealink.

There can be no assurance that our acquisition of Securealink will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth resulting from the acquisition effectively. Failure to manage such growth effectively and successfully integrate Securealink’s operations could have a material adverse effect on our business and operating results.

Our Quartely Operating Results May Fluctuate and Our Future Revenues and Profitability Are Uncertain

We have experienced significant fluctuations in our quarterly operating results and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations including:

•        Market acceptance and demand for our products;

•        Length of sales cycle including the size, timing, cancellation or delay of customer orders;

•        Introduction of new products and product enhancements by us or our competitors;

•        Market acceptance of new products introduced by us or our competitors;

•        Budgeting cycles of customers;

•        The timing and execution of individual contracts;

•       The product mix sold in a given quarter;

•       Changes in the percentage of revenues attributable to OEM license fees and royalties;

•       Length of time required by OEM’s to embed our products into their products which generate royalties to the Company;

•       The percentage of products sold through our direct sales force and our indirect distribution channels;

•       Product development expenses;

•       Competitive conditions in the industry;

•       Changes in general economic conditions.

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

Risks of Changes in Technology and Industry Standards

The network security industry is characterized by rapid changes, including evolving industry standards, frequent new product introductions, continuing advances in technology and changes in customer requirements and preferences. We expect technological developments to continue at a rapid pace in the computer and communications industries, and there can be no assurance that technological developments will not cause our technology to be rendered obsolete or non-competitive.  However, we believe that our core technology will be the basis for future product offerings in the years to come.

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

Restrictions on the Export of Some of Our Products.

We currently sell our products internationally and intend to continue to expand our relationships with international distributors and resellers. Our international sales and operations could be subject to the following risks:

•        The imposition of governmental controls;

•        Export license requirements;

•        Restrictions on the export of critical technology;

•        Trade restrictions;

•        Changes in tariffs.

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

We Face Intense Competition

Our industry is relatively new, highly competitive and subject to rapid technological changes. Our success will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with companies that have substantially greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We expect to face increasing competitive pressures from our current competitors and new market entrants. This competitive risk will increase to the extent that our competitors begin to include software vendors, network providers, and manufacturers of networking and computer equipment and communication devices. These manufacturers and network providers may be in a better position to develop security products in anticipation of developments in their products and networks. Competitive factors in the VPN market include:

•        Standards compliance;

•        Product quality and reliability;

•        Technical features;

•        Product ease of use;

•        Network compatibility;

•        Client service and product support;

•        Distribution;

•        Price.

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

Further, as the number of network security products in the industry increases and the functionality of these products further overlaps, we may become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. Third parties could assert infringement or misappropriation claims against us in the future with respect to current or future products. We may also be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protected in jurisdictions where protection is ordinarily available. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management’s attention, which could have a material adverse effect on our financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on our financial condition and results of operations.

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

Risk of Product Development Delays

We may experience schedule overruns in product development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware or technologies. Further, when developing new network security products, our development schedules may be altered as a result of the discovery of software bugs, performance problems or changes to the product specification in response to customer requirements, technology market developments or self-initiated changes. All of these factors can cause a product to enter the market behind schedule, which may adversely affect market acceptance of the product or place it at a disadvantage to a competitor’s product that has already gained market share or market acceptance during the delay.

Product Liability Risk

The sale and installation of our network security systems and products within the computer networks of our customers and the operation of our SafeNet™ facility entails a risk of product failure, product liability or other claims. An actual or perceived breach of network or computer security, regardless of whether such breach is attributable to our products, could adversely affect our reputation and our financial condition or results of operations. The complex nature of our products can make the detection of errors or failures difficult when products are introduced. If errors or failures are subsequently discovered, this may result in delays and lost revenues during the correction process. A malfunction or the inadequate design of our products could result in product liability claims.  We attempt to reduce the risk of such losses through warranty disclaimers and liability limitation clauses. However, we may not have obtained adequate contractual protection in all instances or where otherwise required under agreements we have entered into with others.

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

We Depend Upon Key Personnel

The network security industry is highly specialized and the competition for qualified employees is intense. We expect this to remain so for the foreseeable future. We believe our success depends significantly upon a number of key technical and management employees, and upon our ability to retain and hire additional key personnel.  The loss of the services of key personnel or the inability to attract additional qualified personnel could materially and adversely affect our results of operations and product development efforts. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers, sales, technical, marketing, and management personnel. Such personnel are particularly important to our research and development efforts, where we employ a large number of technical personnel holding advanced degrees. Further, additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in further departures of our personnel, which could in turn harm our business and results of operation.

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

PART II

ITEM 2 — PROPERTIES

SafeNet maintains its corporate and administrative facilities at 8029 Corporate Drive, Baltimore, Maryland. The building, constructed in 1988, has approximately 25,000 square feet and is also used for SafeNet’s executive headquarters, United States production and SafeNet Trusted Services facilities. The lease, which expires in June 2003, provides for annual increases in rentals during each year of the lease and will require us to pay approximately $213,000 in 2002.

GDS leases approximately 20,000 square feet for its administrative and production facilities in Regensdorf, Switzerland. The lease, which expires on December 31, 2003, calls for an annual rental of approximately $241,000.

SafeNet BV leases approximately 4,000 square feet for its operations in Vught, The Netherlands.  The lease, which expires on March 31, 2007, requires annual rental of approximately $150,000.

SafeNet also leases office space in Danvers, Massachusetts with annual rent of approximately $99,000.

ITEM 3 — LEGAL PROCEEDINGS

SafeNet knows of no litigation or proceeding, pending or threatened, to which SafeNet is or may become a party.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of Security Holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED MATTERS

SafeNet’s Common Stock is listed on the Nasdaq National Market under the symbol SFNT.  The following table sets forth the quarterly range of per share high and low bid prices for SafeNet’s Common Stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low
2002:
First Quarter	$19.41	$9.70
2001:
Fourth Quarter	19.71	5.81
Third Quarter	10.10	5.81
Second Quarter	17.55	7.10
First Quarter	64.69	10.75
2000:
Fourth Quarter	53.50	22.31
Third Quarter	39.50	24.75
Second Quarter	36.25	14.13
First Quarter	44.56	19.81

On March 14, 2002, the last reported per share sale price of SafeNet’s Common Stock on the Nasdaq National Market was $12.65.  As of that date, there were approximately 114 holders of record of the Common Stock and 2,500 beneficial holders of the Common Stock. We have not paid dividends on our Common Stock and intend for the foreseeable future to retain earnings, if any, to finance the expansion and development of our business.

ITEM 6 — SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for each of the five years ended December 31, 2001 is derived from our audited financial statements.  The selected financial data is qualified by and should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
Revenues	$18,127	$28,826	$18,927	$23,242	$16,007
Cost of revenues	6,482	7,663	7,228	9,793	6,971
Gross profit	11,645	21,163	11,699	13,449	9,036
Research and development expenses	7,400	7,381	5,851	4,625	3,756
Sales and marketing expenses	6,290	5,945	6,524	7,312	6,720
General and administrative expenses	2,789	3,643	2,730	2,944	2,571
Amortization of acquired intangible assets	85	85	94	122	122
Reserve for (recovery of) Cyberguard advance	—	(275)	(375)	772	—
Total operating expenses	16,564	16,779	14,824	15,775	13,169
Operating income (loss)	(4,919)	4,384	(3,125)	(2,326)	(4,133)
Interest income	1,357	1,373	150	259	495
Income (loss) before income taxes	(3,562)	5,757	(2,975)	(2,067)	(3,638)
Income taxes	—	—	85	319	—

Net income (loss)	$(3,562)	$5,757	$(3,060)	$(2,386)	$(3,638)

Net income (loss) per common share
Basic	$(0.50)	$0.85	$(0.56)	$(0.44)	$(0.67)
Diluted	$(0.50)	$0.80	$(0.56)	$(0.44)	$(0.67)

Shares used in computation
Basic	7,057	6,751	5,504	5,409	5,462
Diluted	7,057	7,194	5,504	5,409	5,462

	At December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital	$32,385	$33,695	$23,035	$11,081	$12,499
Intangible assets	1,043	1,993	2,593	2,159	2,365
Total assets	39,878	43,106	31,896	18,940	21,531
Stockholders' equity	35,459	37,723	27,636	15,400	17,980

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 3l, 2001 and 2000.  (Unaudited — In thousands, except per share amounts):

	2001 Quarter Ended				2000 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Revenues	$6,013	$3,500	$4,074	$4,540	$5,838	$6,471	$7,633	$8,884
Cost of revenues	1,726	2,116	1,181	1,459	1,700	1,630	2,019	2,314
Gross profit	4,287	1,384	2,893	3,081	4,138	4,841	5,614	6,570
Operating income (loss)	6	(3,140)	(1,003)	(782)	126	536	1,475	2,247
Net income (loss)	$431	$(2,775)	$(717)	$(501)	$357	$841	$1,873	$2,686
Earnings (Loss) Per Share
Diluted	$0.06	$(0.39)	$(0.10)	$(0.07)	$0.05	$0.13	$0.28	$0.39
Basic	$0.06	$(0.39)	$(0.10)	$(0.07)	$0.05	$0.12	$0.26	$0.36
Shares used in computation
Basic	6,999	7,059	7,079	7,092	6,611	6,669	6,802	6,909
Diluted	7,465	7,059	7,079	7,092	7,343	7,011	7,249	7,390

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause SafeNet’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic OEM agreements, sufficient cash flow to support SafeNet’s liquidity requirements, other competitive factors leading to a decrease in anticipated revenues and gross profit margins and product development expenses.

OVERVIEW

SafeNet designs, manufactures and markets enterprise network security solutions using encryption technology. Our products are used in electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks, such as the Internet. Our European operations design, manufacture and market cryptographic equipment primarily in Switzerland and Europe.  In February 2002, management decided to discontinue our Swiss operations at GDS, our European operations segment (see note 14 to the audited financial statements).

However, in January 2002, we acquired Securealink, Inc., a Delaware Corporation primarily engaged in the manufacture of security chips for e-commerce transactions through its European subsidiary (see note 13 to the audited financial statements). Securealink develops, markets and sells security chips and intellectual property, primarily in Europe and Asia.

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

While management is committed to the long-term profitability of SafeNet, the recent growth of the computer security industry has made it important that market share be obtained. We have undertaken various strategies in order to increase our revenues and improve our future operating results, including new product offerings such as our SafeNet EmbeddedIP and SafeNet Soft Remote. Management believes that growth in the market for products that provide secure remote access to computer networks requires SafeNet to increase its investment in development, sales and marketing activities to allow SafeNet to take advantage of this market opportunity and to achieve long-term profitability, thereby maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

RESULTS OF OPERATIONS OF SAFENET

The following table sets forth certain Consolidated Statement of Operations data of SafeNet as a percentage of revenues for the years ended December 31:

	2001	2000	1999
Revenues	100%	100%	100%
Cost of revenues	36	27	38
Gross profit	64	73	62

Research and development expenses	41	26	31
Sales and marketing expenses	35	21	34
General and administrative expenses	15	12	15
Amortization of acquired intangible assets	—	—	—
Recovery of CyberGuard advance	—	(1)	(2)
Total operating expenses	91	58	78
Operating income (loss)	(27)	15	(16)
Interest income, net	7	5	1
Income (loss) before income taxes	(20)	20	(15)
Income taxes	—	—	1
Net income (loss)	(20)%	20%	(16)%

The Company has threee reportable segments: products, chips and software designed and manufactured in the United States for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users ("Technology Operations"), network security products designed and manufactured in the United States for direct sales to end-users ("Product Operations"), and network security products designed and manufactured outside the United States ("European Operations"). The segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies (see Note 10 to the audited consolidated financial statements).

Year ended December 31, 2001 Compared to Year ended December 31, 2000

Revenues decreased 37%, or $10,699,000, to $18,127,000 for the period ended December 31, 2001, from $28,826,000 in 2000.  The Technology Operations revenues decreased 52% or $8,370,000 due to the adverse impact of the economic slowdown on customers, causing them to delay purchases of software licenses and upgrades, and accelerator boards.  The Product Operations segment decreased 5% or $447,000 primarily due to delayed purchases of SafeNet’s VPN products from government customers in the wake of the September 11th tragedy.  The European Operations revenues decreased 53% or $1,882,000 as a result of the reduction in the sale of legacy products in Europe.

Gross margin decreased to 64% for the period ended December 31, 2001, from 73% in 2000.  The Company recorded additional inventory reserves related primarily to legacy products with diminishing future demand ..  These additional reserves aggregated $1,083,000 in the second quarter of 2001 and negatively impacted gross margins by 6%.  For the year, the additional inventory reserves affected Technology, Product, and European Operations’ segments by $58,000, $115,000, and $910,000, respectively, impacting gross margins by 1%, 2%, and 58%, respectively.  Gross margins in the Technology Operations decreased to 77% in 2001 from 84% in 2000, due to reduced sales of high margin VPN software products, and the additional amortization of capitalized software development as a result of adjustments to the future revenue estimates under the revenue curve method of calculating amortization.  Product Operations’ margins increased to 68% from 66% based primarily on the change in product mix to include a greater portion of higher margin software sales.  The gross margin for the European operations decreased to (18%) from 49% in 2000 as a result of an increase in inventory reserves to reflect a reduction in the value of legacy product inventories as well as less revenue to absorb the fixed portion of cost of revenues.

Research and development expenses remained even on a percentage bases increasing by $19,000 to $7,400,000 for the period ended December 31, 2001, from $7,381,000 in 2000.

Sales and marketing expenses increased 6%, or $345,000 to $6,290,000 for the period ended December 31, 2001, from $5,945,000 in 2000.  The additional expense reflects management’s focus on increasing sales and marketing resources in new markets.  Additional expenses include the costs associated with new employees and expanded marketing programs such as the SafeNet Secure Tour and two trade shows.  As a percentage of revenues, the expenses were 35% and 21% in 2001 and 2000, respectively.

General and administrative expenses decreased 23%, or $854,000, to $2,789,000 for the period ended December 31, 2001, from $3,643,000 in 2000. The decrease is due to cost saving measures including staff reductions, reductions in performance-based compensation, travel expenses, and professional fees.  As a percentage of revenues, the expenses were 15% and 12% of revenues in 2001 and 2000, respectively.

Interest income decreased by $16,000, to $1,357,000 for the period ended December 31, 2001, from $1,373,000 in 2000.  Interest income remained steady despite declining interest rates in 2001 due to larger average cash and short-term investment holdings throughout 2001 compared to 2000.

For the year ended December 31, 2001, the Company has incurred operating losses and therefore, did not record income tax expense.  The Company’s income tax benefit related to these losses has been offset by a valuation allowance for the full amount of the net deferred tax assets since the Company's ability to use the remaining net operating loss carryforward is dependent upon future taxable income.  For the year ended December 31, 2000, the Company did not recognize income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards available to offset earnings.

The Company had a net loss of $3,562,000 for the period ended December 31, 2001 compared to net income of $5,757,000 for the same period in 2000.  The loss per common share was $0.50 in 2001 compared to diluted income per common share of $0.80 in 2000.

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

Gross margin increased to 73% for the period ended December 31, 2000, from 62% in 1999.  Margins on sales of software licenses and SafeNet DSP Chips in the Technology Operations segment led the increase with an overall 84% gross margin compared to a 1999 gross margin of 71% made up primarily of development project sales.  Product Operations’ margins increased to 66% from 52% on strong sales of higher margin VPN products versus lower margin legacy products in 1999.  The gross margin for the European operations decreased to 49% from 66% in 1999 as a result of lower revenues available to recover fixed costs.

Research and development expenses increased 26%, or $1,530,000, to $7,381,000 for the period ended December 31, 2000, from $5,851,000 in 1999.  The increase is primarily attributable to increased personnel costs during 2000 related to the Company’s software and integrated circuit development projects in Technology Operations, and the completion of several large consulting contracts during 1999 under which $1,042,000 of research and development expenses were directly attributable to cost of goods sold.  As a percentage of revenues, the expenses were 26% and 31% in 2000 and 1999, respectively.

Sales and marketing expenses decreased 9%, or $579,000 to $5,945,000 for the period ended December 31, 2000, from $6,524,000 in 1999.  The decrease is due to a reduction in personnel and their salaries, telephone, travel and related expenses as well as scaled down participation in trade shows versus 1999.   As a percentage of revenues, expenses were 21% and 34% in 2000 and 1999, respectively.  Sales and marketing expenses did not increase in proportion to the revenue increase because SafeNet’s OEM technology is integrated into customer’s products saving the cost of direct sales to the end user.

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

Interest income increased by $1,223,000, to $1,373,000 for the period ended December 31, 2000, from $150,000 in 1999.  The increase is due to larger cash and short-term investment holdings in 2000 compared to 1999, which is explained below in the “Liquidity and Capital Resources” section.

There was no income tax expense for the period ended December 31, 2000 due to the reversal of the valuation allowance on net operating loss carryforwards available to offset current year earnings.  The 1999 income tax expense of $85,000 was for taxes on the income of the European Operations that has no income tax liability in 2000.  The Company has not recorded a United States income tax benefit in either period.  A valuation allowance for the full amount of the United States net deferred tax assets has been established since the Company’s ability to use the remaining United States net operating loss carryforward is dependent upon future taxable income.  The Company has also recorded a full valuation allowance against the net operating loss of the European Operations generated during 2000.  As discussed in Note 5 to the audited consolidated financial statements, in 2000 the Company changed its method of accounting for income taxes

The Company had net income of $5,757,000 for the period ended December 31, 2000 compared to a net loss of $3,060,000 for the same period in 1999.  The diluted income per common share was $0.80 in 2000 compared to a $0.56 loss per common share in 1999.

Liquidity and Capital Resources

SafeNet believes that its current cash resources will be sufficient to meet its needs for the next year. As of December 31, 2001, SafeNet had working capital of $32,385,000 including cash and short-term investments of $30,859,000.

In January 2002, as partial consideration for the acquisition of Securealink, SafeNet paid $2,000,000 in cash and issued convertible promissory notes in the amount of $2,000,000.  The notes are due within three years and have an interest rate of 5%.  Additionally, after closing of the acquisition in January 2002, SafeNet advanced to Securealink approximately $1,140,000 in order to repay Securealink’s line of credit.

As discussed in Note 14 to the consolidated financial statements, in February 2002, SafeNet management decided to discontinue operations at GDS on the amount of GDS operating and cash losses during 2000 and 2001 as well as a significant downturn in future business prospects.  GDS has suffered cash losses of $2,284,000 and $756,000 during the years ended December 31, 2001 and 2000, respectively.  It is estimated that the impact of management’s decision to discontinue operations at GDS will positively impact cash flows by approximately $2,500,000 in 2002.

In 2001, cash and short-term investments decreased $843,000.   The decrease was mainly attributable to cash used in operating activities of $1,709,000.  Cash provided by financing activities in 2001 included $1,549,000 from the exercise of stock options.  Cash used in investing activities during 2001 included investments in computer software development costs and equipment totaling $565,000.

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

Inflation and Seasonality

SafeNet does not believe that inflation will significantly impact its business. We do not believe our business is seasonal.  However, because we generally recognize product revenues upon shipment and software revenues upon establishing fair value of undelivered elements, recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

Effect of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations, and No. 142 Goodwill and Other Intangible Assets.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives.  Statement 142 requires that these assets be reviewed for impairment at least annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.  Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company will apply Statement 142 beginning in the first quarter of 2002.  Application of the nonamortization provisions of Statement 142 is not expected to result in a material change in net income (loss).

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of business.  Statement 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  The Company expects to adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.  However, as described in Note 14 to the consolidated financial statements, during February 2002, the Company approved a plan to dispose of its Swiss subsidiary.  The Company will account for this disposal during fiscal year 2002 using the provisions of Statement 144.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements.  As discussed in this note, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

SafeNet believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for doubtful accounts

SafeNet maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company calculates its allowance based on a specific analysis of past due balances and also considers historical trends of write-offs.  If the financial condition of SafeNet’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

SafeNet provides for its estimated inventory obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  The Company utilizes projected sales by product to determine the net realizable value of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Software Development Costs

SafeNet calculates amortization of its capitalized software development costs based on the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product including the period being reported on.  In addition, SafeNet assesses the recoverability of software development costs by comparing the unamortized balance to the net realizable value of the asset and writes off the amount by which the unamortized capitalized costs exceed the net realizable value.

These calculations require management to make assumptions about future demand for its products, future revenues to be generated from the sale of its products, as well as the estimated useful lives of developed technology.  If actual market conditions or product demand is different from those assumptions, or if changes in technology limit the useful life of SafeNet’s core technology, additional amortization or write-downs may be required.

Revenue Recognition

SafeNet derives revenue from software and technology licenses, product sales, maintenance and other services.  Software and technology licenses contain multiple elements, including the product license, maintenance and/or other services.  The recognition of revenue under these arrangements requires management to make judgments about the likelihood of granting future concessions and the ultimate collectibility of fees.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SafeNet’s major market risk is to fluctuations in foreign currency exchange rates, principally related to the Swiss Franc. As of December 31, 2001, our investment in our European operations was approximately $2,258,000. A 10% change in the average Swiss Franc exchange rate for the year ended December 31, 2001 would have changed our reported earnings for fiscal year 2001 by approximately $306,000, compared to $64,000 in 2000.  A 10% change in the December 31, 2001 Swiss Franc exchange rate would have changed SafeNet’s reported currency translation adjustment for fiscal year 2001 by approximately $29,000, compared to $354,000 in 2000.  A 10% change in the average interest rate for fiscal year 2001 would have changed SafeNet’s reported interest income by approximately $136,000.

At December 31, 2001 and 2000, SafeNet did not have any interest bearing obligations. In addition, SafeNet does not hold any derivative instruments and does not have any commodity market risk.

SAFENET, INC.
AND SUBSIDIARIES

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

SafeNet, Inc.

We have audited the accompanying consolidated balance sheets of SafeNet, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the years ended December 31, 2001 and 2000.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SafeNet, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2001 and 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in 2000 the Company changed its method of accounting for income taxes.

/s/ Ernst & Young LLP

Baltimore, Maryland
January 25, 2002,
except for Note 14, as to which the date is
February 11, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

SafeNet, Inc. (formerly Information Resource Engineering, Inc.)

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows of SafeNet, Inc. (formerly Information Resource Engineering, Inc.) and subsidiaries for the year ended December 31, 1999. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index as of and for the year ending December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SafeNet, Inc. and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Baltimore, Maryland
February 9, 2000

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$14,993,803	$25,369,258
Short-term investments	15,864,783	6,332,488
Accounts receivable, net of allowance for doubtful accounts of $155,264 in 2001 and $231,724 in 2000	3,781,770	4,211,589
Inventories, net of reserve of $1,470,117 in 2001, and $400,536 in 2000	1,492,219	2,908,706
Prepaid expenses	670,632	255,731

Total current assets	36,803,207	39,077,772
Property and equipment, net	1,189,804	1,375,216
Computer software development costs, net of accumulated amortization of $3,112,725 in 2001 and $2,376,828 in 2000	727,097	1,591,662
Goodwill, net of accumulated amortization of $651,062 in 2001 and $566,198 in 2000	316,172	401,036
Other assets	841,338	660,093
	$39,877,618	$43,105,779

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,016,264	$1,737,464
Accrued salaries and commissions	872,620	1,829,523
Other accrued expenses	608,449	854,063
Advance payments and deferred revenue	1,921,014	961,958
Total current liabilities	4,418,347	5,383,008

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $.01 par value per share.
Authorized 500,000 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share. Authorized 50,000,000 shares, issued 7,107,533 shares in 2001 and 6,940,637 shares in 2000	71,075	69,406
Additional paid-in capital	52,399,586	50,854,155
Accumulated deficit	(15,485,582)	(11,924,068)
Accumulated other comprehensive loss	(1,525,808)	(1,276,722)
Net stockholders' equity	35,459,271	37,722,771
	$39,877,618	$43,105,779

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Revenues
Licenses and royalties	$4,030,857	$15,223,215	$1,559,557
Products	10,885,404	10,848,681	13,077,640
Service and maintenance	3,210,746	2,753,688	4,289,696
Total revenues	18,127,007	28,825,584	18,926,893
Cost of revenues
Licenses and royalties	644,010	2,637,157	200,034
Products	4,779,166	4,248,361	4,823,628
Service and maintenance	1,059,322	777,120	2,204,218
Total cost of revenues	6,482,498	7,662,638	7,227,880
Gross profit	11,644,509	21,162,946	11,699,013
Research and development expenses	7,399,540	7,380,543	5,851,255
Sales and marketing expenses	6,290,087	5,945,218	6,523,441
General and administrative expenses	2,788,796	3,642,988	2,730,322
Amortization of acquired intangible assets	84,864	84,864	94,020
Recovery of CyberGuard advance	—	(275,000)	(375,000)
Total operating expenses	16,563,287	16,778,613	14,824,038
Operating income (loss)	(4,918,778)	4,384,333	(3,125,025)
Interest income, net	1,357,264	1,372,811	149,636
Income (loss) before income taxes	(3,561,514)	5,757,144	(2,975,389)
Income taxes	—	—	85,133
Net income (loss)	$(3,561,514)	$5,757,144	$(3,060,522)

Net income (loss) per common share
Basic	$(0.50)	$0.85	$(0.56)
Diluted	$(0.50)	$0.80	$(0.56)

See notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Year ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Net income (loss)	$(3,561,514)	$5,757,144	$(3,060,522)

Other comprehensive income (loss) — Foreign currency translation adjustment	(165,036)	(112,057)	(915,038)
Other	(84,050)	130,248	—
Comprehensive income (loss)	$(3,810,600)	$5,775,335	$(3,975,560)

See notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders Equity

Years ended December 31, 2001, 2000, and 1999

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity

	Common stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance at January 1, 1999	5,466,527	$54,665	$31,041,854	$(14,620,690)	$(379,875)	174,000	$(695,853)	$15,400,101
Sale of common stock, net of offering expenses of $968,000	1,000,000	10,000	14,021,812	—	—	—	—	14,031,812
Stock options exercised	51,906	519	947,606	—	—	(174,000)	695,853	1,643,978
Stock warrants exercised	23,050	231	391,620	—	—	—	—	391,851
Stock option compensation	—	—	138,255	—	—	—	—	138,255
Net loss for 1999	—	—	—	(3,060,522)	—	—	—	(3,060,522)
Foreign currency translation adjustment	—	—	—	—	(915,038)	—	—	(915,038)
Other	—	—	5,500	—	—	—	—	5,500
Balance at December 31, 1999	6,541,483	65,415	46,546,647	(17,681,212)	(1,294,913)	—	—	27,635,937
Stock options exercised	392,204	3,922	4,081,936	—	—	—	—	4,085,858
Stock warrants exercised	6,950	69	118,081	—	—	—	—	118,150
Stock option compensation	—	—	127,724	—	—	—	—	127,724
Net income for 2000	—	—	—	5,757,144	—	—	—	5,757,144
Foreign currency translation adjustment	—	—	—	—	(112,057)	—	—	(112,057)
Other	—	—	(20,233)	—	130,248	—	—	110,015
Balance at December 31, 2000	6,940,637	69,406	50,854,155	(11,924,068)	(1,276,722)	—	—	37,722,771
Stock options exercised	166,896	1,669	1,547,369	—	—	—	—	1,549,038
Net loss for 2001	—	—	—	(3,561,514)	—	—	—	(3,561,514)
Foreign currency translation adjustment	—	—	—	—	(165,036)	—	—	(165,036)
Other	—	—	(1,938)	—	(84,050)	—	—	(85,988)
Balance at December 31, 2001	7,107,533	$71,075	$52,399,586	$(15,485,582)	$(1,525,808)	—	$—	$35,459,271

See notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(3,561,514)	$5,757,144	$(3,060,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	661,659	679,616	618,744
Amortization of computer software development costs	953,600	1,150,252	478,498
Amortization of acquired intangible assets	84,864	84,864	94,020
Stock option compensation	—	127,724	138,255
Changes in operating assets and liabilities:
Accounts receivable, net	471,297	125,002	313,966
Inventories, net	1,369,395	18,520	366,171
Accounts payable	(777,552)	615,078	(231,902)
Accrued salaries and commissions	(937,007)	492,233	135,721
Other accrued expenses	(312,204)	540,320	(117,877)
Deferred revenue	959,080	(510,563)	1,157,542
Other	(621,017)	90,892	78,528

Net cash provided by (used in) operating activities	(1,709,399)	9,171,082	(28,856)

Cash flows from investing activities:
Maturities of short-term investments	8,433,298	500,715	—
Purchases of short-term investments	(17,965,593)	(6,332,488)	(500,715)
Purchases of property and equipment	(398,597)	(607,251)	(493,042)
Expenditures for computer software development	(167,235)	(631,391)	(1,058,408)

Net cash used in investing activities	(10,098,127)	(7,070,415)	(2,052,165)

	2001	2000	1999
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering expense	$—	$—	$14,031,812
Proceeds from stock options exercised	1,549,038	4,085,858	1,643,978
Proceeds from stock warrants exercised	—	118,150	391,851
Other	—	(20,233)	5,500

Net cash provided by (used in) financing activities	1,549,038	4,183,775	16,073,141

Effect of exchange rate changes on cash	(116,967)	(76,626)	(696,360)

Net increase (decrease) in cash and cash equivalents	(10,375,455)	6,207,816	13,295,760

Cash and cash equivalents at beginning of year	25,369,258	19,161,442	5,865,682
Cash and cash equivalents at end of year	$14,993,803	$25,369,258	$19,161,442

Cash paid for income taxes	$72,556	$56,627	$101,170

See notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001

(1)           BUSINESS

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company has approximately $14,954,000 and $22,630,000 of cash equivalents at December 31, 2001 and 2000, respectively, comprised of overnight repurchase agreements, short-term money market funds and commercial paper.

Short-Term Investments

Short-term investments of $15,865,000 and $6,332,000 at December 31, 2001, and 2000, respectively, consist of held-to maturity corporate debt. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is included in interest income. Short-term investments at December 31, 2001 mature between January and December 2002.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost is determined by the average cost method for the Company’s subsidiary outside the United States.

Property and equipment

Property and equipment is stated at cost and depreciation is computed using the straight-line method over estimated useful lives ranging from three to seven years.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease.

Computer Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs as incurred until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to customers.  The Company defines the establishment of technological feasibility as the point when product software reaches a working model.

Computer software development costs are capitalized subsequent to the establishment of technological feasibility for each software product which is evidenced by a detailed program design. Capitalization of costs ceases when the product is available for general release to customers.

Amortization of software development costs, which is included in cost of revenues, begins upon general release of the software. These costs are amortized on a product by-product basis using the greater of:  (i) the amount computed using the ratio that current gross revenues for each product bear to the total of current and anticipated future revenue for that product, or (ii) the amount computed using the straight-line method over the estimated economic useful life of three to five years.  Such costs are amortized beginning on product release dates. The Company assesses the recoverability of computer software development costs by comparing the unamortized balance to the net realizable value of the asset and writes off the amount by which the unamortized capitalized costs exceed the net realizable value.  During the year ended December 31, 2001, the Company wrote off $218,000 of capitalized software development costs for which the unamortized balance exceeded the net realizable value.  This write off has been included as a charge to 2001 research and development expenses.

Goodwill

Goodwill consists of the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over the estimated useful life of ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows.  In 1999, the Company realized $52,017 as the benefit of an acquired net operating loss carryforward, which was recorded as a reduction to goodwill. No such benefit was realized in 2001 or 2000.

Impairment of Long-Lived Assets  and Long-Lived Assets to Be Disposed Of

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether an impairment exists on the basis of undiscounted expected future cash flows from operations for the remaining amortization period. If impairment exists, the asset is reduced by the estimated difference between its discounted cash flows and its carrying value.

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

License and Royalties

License revenue is comprised of perpetual and time-based license fees, which are derived from arrangements with end-users, original equipment manufacturers and resellers.  For each software license arrangement, the Company defers revenue recognition until: (a) persuasive evidence of an arrangement exists; (b) delivery of the software or technology has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is probable.  For both perpetual and time-based licenses, once all of these conditions are satisfied, the Company recognizes license revenue based on the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  Royalties are recognized as they are earned.

Products

The Company also sells hardware and related encryption products.  For each product sale, the Company defers revenue recognition until: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the selling price to the customer is fixed or determinable; and (d) collectibility of the selling price is reasonably assured.

Maintenance and Other Services

Maintenance revenue is derived from support arrangements.  Maintenance arrangements provide technical customer support and the right to unspecified upgrades on an if-and-when-available basis.  In accordance with SOP 97-2, Software Revenue Recognition, vendor specific objective evidence of fair value of maintenance is determined based on the price charged for the maintenance element when sold separately.  The maintenance term is typically one year in duration and maintenance revenue is recognized ratably over the maintenance term.  Unrecognized maintenance fees are included in deferred revenue.

Other service revenue is comprised of revenue from consulting fees, training and engineering services.  This service revenue is recognized when the services are provided to the customer.  The Company’s policy is to recognize software license revenue when these associated services are not essential to the functionality of the product.  To date, these services have not been essential to the functionality of the product.  Vendor specific objective evidence of fair value of these services is determined by reference to the price that a customer will be required to pay when the services are sold separately, which is based on the price history that the Company has developed for separate sales of these services.

Foreign Currency Translation

The Company’s Swiss subsidiary utilizes the Swiss Franc as its functional currency and its financial statements are translated into U.S. dollars using the current rate method in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Operating and cash flow amounts have been translated using average exchange rates. Translation gains or losses, resulting from the changes in exchange rates from year to year, have been reported as a component of other comprehensive income (loss). The effect on the consolidated statements of operations of transaction gains and losses is insignificant for all years presented.

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

Stock Options Granted to Employees

The Company accounts for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, if the exercise price of the employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”) which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant.  Statement 123 does not require companies to use fair value accounting for stock-based awards, but if the fair value method is not adopted, pro forma income is required to be disclosed in a note to the financial statements. The Company has supplementally disclosed in Note 8 the required pro forma information as if the fair value method had been adopted.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Certain non-owner changes in equity, consisting primarily of foreign currency translation adjustments, are included in “other comprehensive income (loss).”  The Company reports comprehensive income (loss) in the statement of comprehensive income (loss) and discloses the accumulated total of other comprehensive income (loss) in the stockholders’ equity section of the balance sheet.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 Business Combinations, and No. 142 Goodwill and Other Intangible Assets.  Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001.  Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives.  Statement 142 requires that these assets be reviewed for impairment at least annually.  Intangible assets with finite lives will continue to be amortized over their estimated useful lives.  Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company will apply Statement 142 beginning in the first quarter of 2002.  Application of the nonamortization provisions of Statement 142 is not expected to result in a material change in net income (loss).

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of business.  Statement 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged.  The Company expects to adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.  However, as described in Note 14, during February 2002, the Company approved a plan to dispose of its Swiss subsidiary.  The Company will account for this disposal during fiscal year 2002 using the provisions of Statement 144.

Fair Value of Financial Instruments

The carrying amount of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximates fair value.

(3)           INVENTORIES

Inventories consist of the following at December 31:

Raw materials	$436,076	$1,198,163
Finished Goods	2,526,260	2,111,079
	2,962,336	3,309,242
Less reserve for excess and obsolete inventory	(1,470,117)	(400,536)
	$1,492,219	$2,908,706

(4)           PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2001	2000
Furniture and equipment	$3,563,798	$3,278,286
Computer software	538,888	445,248
Leasehold improvements	653,303	649,240
	4,755,989	4,372,774
Less accumulated depreciation and amortization	3,566,185	2,997,558
	$1,189,804	$1,375,216

(5)           INCOME TAXES

The Company recorded no provision for income taxes for the years ended December 31, 2001 and 2000. Income taxes for the year ended December 31, 1999 of $85,133 consisted of income tax expense of the Company’s Swiss subsidiary.

Deferred tax assets and liabilities are comprised of the following at December 31:

Deferred tax assets:

Inventories	$278,000	$189,000
Net operating loss carryforward	9,747,000	7,504,000
Stock option and deferred compensation	142,000	142,000
Other	351,000	151,000
	10,518,000	7,986,000
Deferred tax liabilities:
Other	(12,000)	(14,000)
	(12,000)	(14,000)

Net deferred tax asset	10,506,000	7,972,000

Less valuation allowance	(10,506,000)	(7,972,000)
	$—	$—

The reconciliation of the reported income tax expense to the amount that would be result by applying the U.S. federal statutory tax rate of 34% to net income (loss) is as follows:

	2001	2000	1999
Tax expense (benefit) at U.S. statutory rate	$(1,211,000)	$1,914,000	$(1,012,000)
Effect of permanent differences	24,000	17,000	32,000
State income taxes, net of federal benefit	(165,000)	260,000	(149,000)
Effect of foreign income taxed at lower rates	—	—	(51,000)
Change in valuation allowance, excluding charge related to stock option exercises	1,352,000	(2,173,000)	1,327,000
Other, net	—	(18,000)	(62,000)
	$—	$—	$85,000

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized.  Based on consideration of these factors, the Company has established a valuation allowance of $10,506,000 and $7,972,000 at December 31, 2001 and 2000, respectively.

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

Effective July 1, 2000, the Company changed its method of accounting for income taxes to recognize the tax benefits from current and prior years’ stock option deductions after the utilization of net operating losses from operations (i.e., net operating losses determined without deductions for the exercise of non-qualified stock options and disqualified disposition of incentive stock options) to reduce income tax expense. The Company believed that this change was to a preferable method because the Company will not realize any tax benefit from stock compensation deductions until it has fully utilized its current and prior net operating loss carryforwards from operations. Thus, this method more accurately reflects the incremental effect of the Company’s stock option deductions in the appropriate accounting period. Because the Company was generating net operating losses prior to 2000 rather than utilizing them, this accounting change had no effect on prior years’ tax provisions or additional paid-in capital.

At December 31, 2001, the Company had net operating loss carryforwards related to its Swiss subsidiary of approximately $4,975,000, which expire from 2007 to 2008 and are available to offset future taxable income of that subsidiary. At December 31, 2001, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $20,264,000, which expire from 2011 to 2021 and are available to offset future U.S. taxable income. The exercise of non-qualified stock options and disqualified disposition of incentive stock options (“stock option deductions”) have generated approximately $13,426,000 of the U.S. net operating loss carryforwards. When these net operating loss carryforwards are utilized, the resulting reduction in the valuation allowance will be recorded as a direct increase to stockholders’ equity.

(6)           LEASES

The Company leases office facilities and equipment under non-cancelable operating leases expiring at various dates through 2005. The leases require the Company to pay a proportionate share of real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis. The future minimum payments under the leases for the years ending December 31, are as follows:

2002	$610,538
2003	385,578
2004	25,340
2005	14,107
$1,035,563

Rent expense under all operating leases for the years ended December 31, 2001, 2000, and 1999 was $600,189 $574,771, and $629,233, respectively.

(7)           PENSION PLANS

The Company sponsors a defined contribution pension plan for employees who have completed three months of service. The Plan permits pre-tax contributions by participants pursuant to Section 401(k) of the Internal Revenue Code (the Code) of 3% to 15% of base compensation up to the maximum allowable contributions as determined by the Code. Effective January 1, 2000, the Company matches up to 50% of the first 4% of employee compensation that is contributed to the plan. The company’s matching contributions vest with the participant over a 5-year period on a pro rata basis. The Company may also make additional discretionary contributions. The Company incurred expenses for its matching contributions totaling $137,020 and $72,777 in 2001 and 2000, respectively. Prior to January 1, 2000, the Company made no contributions to the Plan.

All of the Company’s Swiss employees are participants in a national, compulsory, contributory pension plan, which is administered by an outside institution. The employees’ contributions are defined and calculated according to age group. The employer’s contributions are then equal to the same amount. The pension costs for the Swiss subsidiary during 2001, 2000, and 1999 totaled $240,701, $217,622, and $238,079, respectively.

(8)           STOCK OPTIONS AND WARRANTS

The Company sponsors stock option plans that provide for the granting of stock options to officers, directors, consultants and employees of the Company. Options are exercisable at the fair market value of the common stock on the date of grant and, subject to termination of employment, expire seven years from the date of grant.  Either incentive stock options or non-qualified stock options may be granted under the plans. The vesting and exercise periods are determined by the Board of Directors and may not exceed ten years. Options issued to date generally vest in equal amounts over a vesting period of either three or four years. Option activity during 1999, 2000 and 2001 was as follows:

			Weighted Average Exercise Price

	Number of Shares	Range of Exercise Prices

Outstanding at January 1, 1999	1,157,683	$1.30 to $20.00	$8.23
Granted	362,700	$9.19 to $31.50	14.91
Canceled	(95,105)	$5.00 to $23.31	9.93
Exercised	(225,906)	$1.30 to $13.00	7.35

Outstanding at December 31, 1999	1,199,372	$3.09 to $31.50	10.28
Granted	751,541	$14.75 to $43.50	22.66
Canceled	(216,557)	$4.50 to $25.63	11.25
Exercised	(392,204)	$3.09 to $20.25	10.42

Outstanding at December 31, 2000	1,342,152	$3.09 to $43.50	17.01
Granted	825,422	$5.85 to $43.63	11.79
Canceled	(117,219)	$3.25 to $43.50	25.78
Exercised	(166,896)	$3.09 to $24.87	9.41

Outstanding at December 31, 2001	1,883,459	$4.38 to $43.63	$14.85

Exercisable at December 31, 2001	755,946	$4.38 to $42.88	$13.54

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price		Weighted Average Exercise Price

Range of Exercise Prices	Number of shares			Number of Shares

$ 4.38 to $8.73	541,789	5.6 years	$6.99	221,789	$7.36
$ 8.74 to $17.450	785,180	6.9 years	$12.56	361,720	$12.11
$ 17.46 to $26.18	431,822	5.2 years	$22.48	134,394	$21.96
$ 26.18 to $34.90	53,168	5.7 years	$32.59	27,668	$31.68
$ 34.91 to $43.63	71,500	5.1 years	$40.29	10,375	$37.88
	1,883,459	6.0 years	$14.85	755,946	$13.54

The Company applies the intrinsic value method in accounting for options granted to employees and directors and, accordingly, no compensation cost has been recognized for its options in the consolidated financial statements.  Pro forma financial information regarding net income (loss) and income (loss) per share has been determined as if the Company had accounted for its employee stock options using the fair value method.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows:

	2001	2000	1999
Net income (loss)
As reported	$(3,561,514)	$5,757,144	$(3,060,522)
Proforma	$(8,898,000)	$1,640,000	$(5,124,000)
Earnings (loss) per common share
As reported
Basic	$(.50)	$.85	$(.56)
Diluted	$(.50)	$.80	$(.56)
Proforma
Basic	$(1.26)	$.24	$(.93)
Diluted	$(1.26)	$.24	$(.93)

The weighted-average fair value per share of options granted during 2001, 2000, and 1999 was $11.50, $20.45, and $11.43, respectively, on the dates of grant. The fair values of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000, and 1999, respectively:  risk-free interest rates of 4.42%, 5.10%, and 6.44%; expected volatility of 139%, 180%, and 143%; dividend yield and expected dividend growth rate of 0% in all years; and weighted-average expected life of 3 to 5 years.

In addition, in November 1995, in connection with the private placement of 300,000 shares of the Company’s common stock, the Company issued the placement agent warrants to purchase 30,000 shares of common stock at $17.00 per share. Warrants for 23,050 of these shares were exercised in June 1999 and the remaining 6,950 were exercised in January 2000.

At December 31, 2001, the Company had reserved 2,313,095 shares of common stock for exercise of outstanding stock options and additional stock options authorized for granting under existing stock option plans.

(9)           CYBERGUARD ADVANCE

In August 1996, the Company signed a two year Joint Development and Marketing Agreement with CyberGuard Corporation (CyberGuard). The companies intended to develop and market a product that combined the Company’s SafeNet Enterprise products and CyberGuard’s Firewall product. In connection therewith, the Company prepaid a refundable $1,000,000 license fee to CyberGuard.  In June 1998, the agreement was modified and CyberGuard was required to refund the prepaid license fee.  As of December 31, 1998, CyberGuard defaulted on this obligation.

During 1999, the Company agreed to accept a $650,000 note receivable from CyberGuard as payment in full of CyberGuard’s obligation. CyberGuard fulfilled their obligation to SafeNet by paying $275,000 in 2000 and $375,000 in 1999 on the note.

(10)         SEGMENTS OF THE COMPANY AND RELATED INFORMATION

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

	2001	2000	1999
Revenue from external customers:
Technology operations	$7,583,198	$15,952,594	$3,929,064
Product operations	8,878,758	9,325,882	6,635,574
European operations	1,665,051	3,547,108	8,362,255
Consolidated revenues	$18,127,007	$28,825,584	$18,926,893
Intersegment revenues:
Technology operations	$—	$—	$2,000,000
Product operations	50,012	139,110	12,399
European operations	—	32,716	27,318
Intersegment revenues	$50,012	$171,826	$2,039,717
Reconciling items:
Intersegment revenues	$(50,012)	$(171,826)	$(2,039,717)
Total consolidated revenues	$18,127,007	$28,825,584	$18,926,893
Operating income (loss):
Technology operations	$(2,023,701)	$4,652,295	$(3,645,922)
Product operations	578,044	1,287,946	(1,823,782)
European operations	(3,473,121)	(1,555,908)	2,344,679
Consolidated operating income (loss)	$(4,918,778)	$4,384,333	$(3,125,025)
Income (loss) before income taxes:
Technology operations	$(1,408,744)	$5,484,095	$(3,598,659)
Product operations	1,299,524	1,776,463	(1,776,519)
European operations	(3,452,294)	(1,503,414)	2,399,789
Consolidated income (loss) before income taxes	$(3,561,514)	$5,757,144	$(2,975,389)
Depreciation and amortization:
Technology operations	$1,163,277	$1,076,002	$269,236
Product operations	398,027	698,552	768,709
European operations	138,819	140,178	153,317
Consolidated depreciation and amortization	$1,700,123	$1,914,732	$1,191,262
Segment assets:
Technology operations	$17,053,845	$22,001,187	$9,790,620
Product operations	21,498,911	16,337,605	15,792,342
European operations	1,324,862	4,766,987	6,312,850
Consolidated segment assets	$39,877,618	$43,105,779	$31,895,812
Expenditures for long-lived assets
Technology operations	$414,770	$875,649	$833,950
Product operations	209,535	278,556	679,297
European operations	86,738	27,326	113,072
Consolidated expenditures for long-lived assets	$711,043	$1,181,531	$1,626,319

	2001	2000	1999
Geographic Information
Revenues:
United States	$15,343,628	$23,956,018	$10,347,908
Switzerland	776,340	2,097,325	4,179,224
Germany	324,398	739,448	2,108,528
Other foreign countries	1,682,641	2,032,793	2,291,233
Consolidated revenues	$18,127,007	$28,825,584	$18,926,893

Long-lived assets:
United States	$1,695,833	$2,696,094	$3,304,341
Switzerland	221,068	270,784	226,755
Consolidated long-lived assets	$1,916,901	$2,966,878	$3,531,096

(11)         SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  Sales terms with clients, including distributors, do not provide for right of return privileges for credit, refund or other products.  The Company’s payment terms are generally 30 days from delivery of products, but could fluctuate depending on the terms of each specific contract.  The Company’s clients, who include both commercial companies and governmental agencies, are in various industries, including banking, security, communications and distributors of electronic products.

In 2001, one commercial client of the Product Group accounted for 11% of the Company’s consolidated revenues. In 2000, one commercial client of the Technology Group accounted for 25% of the Company’s consolidated revenues. In 1999, no commercial client accounted for greater than 10% of the Company’s consolidated revenues.

As of December 31, 2001, one commercial client of the Technology Group accounted for 30% of accounts receivable and two commercial clients of the Production Group accounted for a combined 28% of accounts receivable.

(12)         INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31:

	2001	2000	1999
Numerator:
Net income (loss)	$(3,561,514)	$5,757,144	$(3,060,522)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	7,056,930	6,751,465	5,504,440
Effect of employee stock options	—	442,698	—
Denominator for diluted income (loss) per share — adjusted weighted-average shares and assumed conversions	7,056,930	7,194,163	5,504,440

Basic income (loss) per share	$(.50)	$.85	$(.56)
Diluted income (loss) per share	$(.50)	$.80	$(.56)

Diluted loss per common share in 2001 and 1999 is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive.

(13)         SUBSEQUENT EVENT — ACQUISITION OF SECUREALINK

On January 2, 2002, SafeNet acquired 100 percent of the outstanding common shares of Pijnenburg Securealink, Inc. (“Securealink”) in accordance with an Agreement and Plan of Reorganization dated December 14, 2001. The purchase price the Company paid to the stockholders of Securealink in connection with the acquisition totaled $15,086,000 and consisted of an aggregate of 575,000 shares of SafeNet, Inc. common stock valued at $10,636,000, $2,000,000 in cash, convertible promissory notes with an aggregate principal amount of $2,000,000, and estimated direct costs of acquisition of $450,000. The fair market value of common shares was based on the average market price of the shares over the period from three days before to three days after the closing date.  The cash portion of the consideration was funded with cash on hand. The convertible promissory notes have a three year term and bear interest at an annual rate of 5% and are convertible into the Company’s common stock at a conversion price of $18.37 per share. The amount and type of consideration was determined on the basis of arm’s length negotiations between the Company and Securealink. Securealink develops security chips and sells them in Europe and throughout the world.  Securealink will continue to operate as a provider of security chips and will be a subsidiary of SafeNet. As a result of the acquisition, SafeNet has broadened its market with the addition of new technologies and a larger presence in Europe.  Additionally, Securealink brings over thirty cryptographic experts who will compliment and strengthen SafeNet’s already world-class development team.  The results of Securealink will be included in the Company’s consolidated results beginning on the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  SafeNet is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to adjustment.

At January 2, 2002
Current Assets	$1,826,000
Property and equipment	325,000
Software licenses	462,000
Goodwill	10,678,000
In-process research and development assets	3,012,000
Other intangible assets	1,906,000

Total assets acquired	$18,209,000

Current liabilities
Short term borrowings	(1,484,000)
Other current liabilities	(1,639,000)

Total liabilities assumed	$(3,123,000)

Net assets acquired	$15,086,000

Upon completion of a valuation, amounts to be accounted for as acquired in-process research and development assets will be written off as of the date of acquisition in accordance with FASB Interpretation No.4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.  Those charges will be included in research and development expenses.

The unaudited proforma combined historical results, as if Securealink had been acquired on January 1, 2001, is as follows:

Revenues	$25,010,000
Net loss	(7,826,000)

Loss per share	$(1.03)

The proforma results include the estimated amortization of intangibles and interest expense on the promissory notes used to finance part of the purchase.  As described in Note 2, the Company will not record amortization expense related to the goodwill. The proforma results are not necessarily indicative of the results that would have occurred if the acquisition had been completed on January 1, 2001, nor are they necessarily indicative of future consolidated results.

(14)         SUBSEQUENT EVENT — DISCONTINUED OPERATIONS

SafeNet’s acquisition of Securealink resulted in changes to SafeNet’s business initiatives.  One of the areas impacted was the Company’s Swiss subsidiary, GretaCoder Data Systems (“GDS”).  Based on the amount of GDS operating and cash losses during 2000 and 2001 as well as a significant downturn in future business prospects due to the loss of two substantial contracts in February 2002, SafeNet management made the decision on February 11, 2002 to discontinue operations at GDS.  Certain employees from GDS’s sales and marketing team will be transferred to SafeNet to create a new European sales office focused on selling SafeNet's Enterprise Security Systems in Europe.  All of the operations at GDS, including research and development, manufacturing and administration will be closed during the first quarter of 2002.  In total, 26 employees will be terminated, by the end of April 2002.

As a result of the discontinued operations, the Company will incur a one-time charge of $3.5 million in the first quarter of 2002 related to the write-off of the abandoned assets and the accrual of the estimated costs of the closing and severance and related costs.  The disposition of GDS operations represents the disposal of a business segment under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, beginning January 1, 2002, results of this operation will be classified as discontinued, and prior periods will be restated.  For business segment reporting purposes, GDS’s business results are classified in the segment “European Operations.”

Summarized operating results from the discontinued operation included in our statement of operations are as follows:

	2001	2000	1999
Revenues	$1,665,000	$3,547,000	$8,362,000
Pretax (loss) from discontinued operation	(3,452,000)	(1,503,000)	2,400,000
Pretax loss on disposal of business segment**	—	—	—
Income tax expense	—	—	(85,000)
Net (loss) income from discontinued operation	$(3,452,000)	$(1,503,000)	$2,315,000

** Disposal of operations began and will be reported in January 2002.

Assets and liabilities of the discontinued operation at December 31 were as follows:

	2001	2000
Current assets	$788,000	$4,095,000
Property and equipment, net	221,000	195,000
Other assets	316,000	477,000
Current liabilities	(833,000)	(766,000)
Net assets of discontinued operation	$492,000	$4,001,000

The estimated pre-tax loss related to the write-down of the carrying value of the discontinued operation to its fair value less cost to dispose is as follows:

Inventory and purchase commitments	$125,000
Goodwill	316,000
Property and equipment	125,000
Realization of foreign currency translation losses	1,526,000
Severance costs	602,000
Lease termination costs	600,000
Consulting and professional fees	125,000
Travel and corporate closing costs	50,000

Estimated loss on disposal of GDS	$3,469,000

The estimated fair value of assets to be disposed was based on the related assets estimated net realizable value at the time of disposal.

Schedule II

Valuation and Qualifying Accounts

	Balance atBeginning of Period	Charged to Costs and Expenses	Charges to Other Accounts Describe (a)	Deductions Describe (b)
						Balance at End of Period
					Recovery Describe (c)

Allowance for doubtful accounts:

Year ended December 31, 2001	$231,724	$77,526	$(1,821)	$152,165	$—	$155,264

Year ended December 31, 2000	251,005	60,000	(419)	78,862	—	231,724

Year ended December 31, 1999	86,725	170,842	(5,720)	842	—	251,005

Reserve for obsolete inventory:

Year ended December 31, 2001	$400,536	$1,083,470	$(4,771)	$9,118		$1,470,117

Year ended December 31, 2000	402,812	—	(2,276)	—		400,536

Year ended December 31, 1999	424,818	100,000	(34,023)	87,983	—	402,812

Reserve for CyberGuard advance:

Year ended December 31, 2001	$—	$—	$—	$—	$—	$—

Year ended December 31, 2000	275,000	—	—	—	275,000	—

Year ended December 31, 1999	771,655	—	—	121,655	375,000	275,000

(a) Charges to other accounts represent the translation effect for the change in the Swiss Franc exchange rate for balances existing at the beginning of the period.

(b) Deductions represent write-offs of specifically identified accounts.

(c) Other represents cash received on previously reserved account.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Refer to SafeNet’s current report on Form 8-K dated June 19, 2000.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2001.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2001.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2001.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2001.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

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

(b)	Reports on Form 8-K: None
(c)	Exhibits required by Item 601 of Regulation S-K:
	3A	Restated Certificate of Incorporation of Safenet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001	I/B/R(3a)
	3B	By-laws of Registrant	I/B/R(2)
	4	Specimen of Common Stock Certificate of Registrant	I/B/R(2)
	10A	Sublease dated November 2, 1993 for facility at 8029 Corporate Drive, Baltimore, MD.	I/B/R(3)
	10B	Stock Option Plan of 1989	I/B/R(4)
	10C	Employment Agreement with Douglas Kozlay	I/B/R(2)
	10D	Form Employee Non-Disclosure Agreement	I/B/R(2)
	10E	Employment Agreement between GDS and Dr. Kurt H. Mueller	I/B/R(1)
	10F	Placement Agent Warrant	I/B/R(1)
	10G	Joint Development and Marketing Agreement between the Registrant and CyberGuard Corporation	I/B/R(5)
	10H	Employment Agreement with Anthony Caputo	I/B/R(5)
	10I	Agreement between SafeNet Secure Solutions, Inc. (wholly-owned subsidiary of the Registrant) and Analog Devices, Inc.	I/B/R(6)
	10J	1999 Employee Stock Option Plan	I/B/R(7)
	10K	1999 Stock Bonus Plan	I/B/R(7)
	10L	Non-Employee Director Stock Option Plan	I/B/R(7)
	10M	2000 Employee and Directors Stock Option Plan	I/B/R(7)
	10N	2001 Omnibus Stock Option Plan	I/B/R(1)
	21	Subsidiaries of Registrant
	23.1	Consent of Ernst & Young LLP, independent auditors
	23.2	Consent of KPMG LLP, independent auditors

(1)       Filed as an exhibit to the Definitive Proxy Statement on Schedule 14a for the Annual Meeting of Shareholders held on May 16, 2001, incorporated herein by reference.

(2)       Filed as an exhibit to the Registration Statement on Form S–18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

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

(7)         Filed as an exhibit to a Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on July 28, 1999 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET, INC.

By:	/s/ Anthony A. Caputo
Anthony A. Caputo
Chairman, Chief Executive Officer and President

Date:  March 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony A. Caputo	Chairman, Chief Executive Officer	March 18, 2002
Anthony A. Caputo	and President

/s/ Carole D. Argo	Senior Vice President and Chief Financial Officer	March 18, 2002
Carole D. Argo	(Principal Financial and Accounting Officer)

/s/ Thomas A. Brooks	Director	March 18, 2002
Thomas A. Brooks

/s/ Shelley A. Harrison	Director	March 18, 2002
Shelley A. Harrison

/s/ Ira A. Hunt, Jr.	Director	March 18, 2002
Ira A. Hunt, Jr.

/s/ Bruce R. Thaw	Director	March 18, 2002
Bruce R. Thaw