Form 10-Q
period 2002-03-31
SAFENET INC
filed 2002-05-15
CIK 850313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

The number of shares outstanding of the issuer’s Common Stock as of May 15, 2002 was 7,690,034.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	March 31,	December 31,
	2002	2001
	(unaudited)	(restated)
Assets
Current assets:
Cash and cash equivalents	$12,152	$14,819
Short-term investments	15,209	15,865
Accounts receivable, net of allowance for doubtful accounts of $163 and $150	3,267	3,529
Inventories, net of reserve of $1,240 and $481	1,643	1,260
Prepaid expenses	1,170	546
Current assets of discontinued operations	152	784
Total current assets	33,593	36,803
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $3,573 and $3,124	1,431	969
Computer software development costs, net of accumulated amortization of $3,281 and $3,113	608	727
Goodwill	8,367	—
Intangible assets, net of accumulated amortization of $351 and $0	1,554	—
Other assets	713	841
Non-current assets of discontinued operations	—	537
	$46,266	$39,877

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,603	$988
Accrued salaries and commissions	570	713
Other accrued expenses	1,823	577
Advance payments and deferred revenue	954	1,918
Current liabilities of discontinued operations	1,392	222
Total liabilities	6,342	4,418

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $.01 par value per share.
Authorized 500,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value per share.
Authorized 50,000,000 shares, issued 7,684,700 shares in 2002 and 7,107,533 shares in 2001	77	71
Additional paid-in capital	63,054	52,400
Accumulated deficit	(23,012)	(15,486)
Accumulated other comprehensive loss	(195)	(1,526)
Net stockholders' equity	39,924	35,459
	$46,266	$39,877

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
		(restated)
Revenue
Licenses and royalties	$1,650	$1,647
Products	3,807	3,238
Service and maintenance	697	755
Total revenue	6,154	5,640

Cost of revenue
Licenses and royalties	147	171
Products	1,699	1,195
Service and maintenance	107	122
Total cost of revenue	1,953	1,488

Gross profit	4,201	4,152

Research and development expenses	2,059	1,341
Sales and marketing expenses	1,619	1,634
General and administrative expenses	813	529
Write-off of acquired in process research and development costs	3,375	—
Amortization of acquired intangible assets	351	—
Total operating expenses	8,217	3,504

Operating (loss) income	(4,016)	648

Interest income	274	418

(Loss) Income from continuing operations	(3,742)	1,066

Loss from operations of discontinued GDS business (including loss on disposal of $3,506 and $0)	(3,784)	(635)

Net (loss) income	$(7,526)	$431

(Loss) income per common share — basic and diluted
Basic
(Loss) income from continuing operations	$(0.49)	$0.15
Loss from operations of discontinued GDS business	(0.49)	(0.09)
Net (loss) income per share	$(0.98)	$0.06

Diluted
(Loss) income from continuing operations	$(0.49)	$0.14
Loss from operations of discontinued GDS business	(0.49)	(0.08)
Net (loss) income per share	$(0.98)	$0.06

Shares used in computation:
Basic	7,677	6,999
Diluted	7,677	7,465

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended March 31, 2002

(Unaudited — in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Net stockholders’ equity
	Shares	Amount
Balance at January 1, 2002	7,108	$71	$52,400	$(15,486)	$(1,526)	$35,459

Issuance of stock in connection with the acquisition of Securealink	575	6	10,630	—	—	10,636

Stock options exercised	1	—	24	—	—	24

Net loss	—	—	—	(7,526)	—	(7,526)

Reclassification adjustment — realization of foreign currency translation adjustment upon disposal of GDS business	—	—	—	—	1,526	1,526

Foreign currency translation adjustment	—	—	—	—	(83)	(83)

Unrealized loss on available-for-sale securities	—	—	—	—	(112)	(112)

Balance at March 31, 2002	7,684	$77	$63,054	$(23,012)	$(195)	$39,924

See accompanying notes to consolidated financial statements.

SAFENET, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — in thousands)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net (loss) income	$(7,526)	$431
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Write-off of acquired in-process research and development	3,375	—
Loss on disposal of discontinued GDS business	3,506	—
Depreciation	468	202
Amortization of computer software development costs	169	154
Amortization of goodwill	—	21
Amortization of other intangible assets	351	—
Changes in operating assets and liabilities
Accounts receivable, net	1,292	(1,299)
Inventories, net	(161)	(85)
Prepaid expenses	(380)	(225)
Accounts payable	(1,481)	(685)
Accrued salaries and commissions	131	(987)
Other accrued expenses	1,167	3
Advanced payments and deferred revenue	(966)	80
Other assets	128	(382)
Net cash provided by (used in) operating activities	73	(2,772)

Cash flows from investing activities:
Maturities of short-term investments	12,756	—
Purchases of short-term investments	(12,100)	(537)
Purchases of property and equipment	(518)	(358)
Expenditures for computer software development	407	(112)
Cash paid for Securealink, net of cash acquired	(2,151)	—
Net cash used in investing activities	(1,606)	(1,007)

Cash flows from financing activities:
Proceeds from exercise of stock options	24	1,072
Repayment of Securealink line of credit	(1,484)	—
Net cash (used in) provided by financing activities	(1,460)	1,072

Effect of exchange rate changes on cash	151	(167)

Net (decrease) in cash and cash equivalents	(2,842)	(2,874)

Cash and cash equivalents at beginning of period	14,994	25,369

Cash and cash equivalents at end of period	$12,152	$22,495

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited — in thousands)

	Three Months Ended
	March 31,
	2002	2001
Net (loss) income	$(7,526)	$431

Other comprehensive income (loss):
Unrealized gain (loss) from available-for-sale securities	(112)	(280)
Foreign currency translation adjustment	(83)	(254)
Reclassification adjustment — realization of foreign currency translation adjustment upon disposal of GDS business	1,526	—

Comprehensive loss	$(6,195)	$(103)

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

                The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations.  The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

                As discussed in Note 7, in February 2002, the Company made a decision to discontinue the operations at GretaCoder Data Systems (“GDS”).  The accompanying 2002 financial statements have been restated to reflect the operating results of the discontinued business in the discontinued operations section of the consolidated statement of operations and to separately reflect the net assets and net liabilities of the discontinued operations in the consolidated balance sheets.

                In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under Statement No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the new standard.  Other intangible assets that have finite lives will continue to be amortized over their useful lives.  The Company adopted Statement No. 142 effective January 1, 2002. Refer to Note 8 for further information.

                In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of.  The Company adopted Statement No. 144 effective January 1, 2002.  The adoption of the new standard did not have a material impact on the Company’s consolidated financial position or results of operations.  However, as described in Note 7, during February 2002, the Company approved a plan to dispose of its Swiss subsidiary.  The Company has accounted for this disposal using the provisions of Statement No. 144.

(2) Inventories

Inventories consist of the following (in thousands):

	March 31 2002	December 31, 2001
Raw materials	$275	$221
Finished goods	2,608	1,520
	2,883	1,741
Less reserve for obsolescence	(1,240)	(481)
Total	$1,643	$1,260

(3) Income Taxes

                During the three month period ended March 31, 2002, the Company incurred operating losses and therefore, did not record income tax expense.  The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets. During the three months ended March 31, 2001, income taxes with respect to the current period earnings were offset by a reduction in the Company’s deferred tax valuation allowance.

(4)  Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing income (loss) from continuing operations by the weighted-average number of common shares outstanding for the applicable period.  Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period.  Information related to the calculation of basic and diluted EPS is summarized as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2002	2001
	(in thousands)
Income (loss) from continuing operations	$(3,742)	$1,065

Weighted-average common shares outstanding — basic	7,677	6,999
Effect of dilutive securities — options	—	466
Adjusted weighted average common shares outstanding — diluted	7,677	7,465

Basic income (loss) from continuing operations per share	$(0.49)	$0.15

Diluted income (loss) from continuing operations per share	$(0.49)	$0.14

During 2002, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the results would be anti-dilutive.  These potentially dilutive securities consist primarily of stock options.

(5)  Segments of the Company and Related Information

The Company has two reportable segments: products, chips and software designed and manufactured for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Embedded Security Division”) and network security products designed and manufactured for direct sales to end-users and remote access software sold to OEM’s (“Enterprise Security Division”).  Prior to the acquisition of Securealink (see Note 6) and the decision to discontinue operations at Gretacoder Data Systems AG (see Note 7), the Company reported on three segments.  Prior periods have been restated with two segments for comparability. The reportable segments are strategic business units that offer different products and market focus. The segments are managed separately because each segment requires different technology and marketing strategies. Both the Embedded Security and the Enterprise Security Operations market extensively in the United States and Europe.

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Revenues from external customers:
Embedded security operations	$2,544	$1,888
Enterprise security operations	3,610	3,752
Total consolidated revenues	$6,154	$5,640
Operating income (loss):
Embedded security operations	$(5,019)	$178
Enterprise security operations	1,003	470
Consolidated operating income (loss)	$(4,016)	$648
Income (loss) before income taxes:
Embedded security operations	$(4,882)	$373
Enterprise security operations	1,140	693
Consolidated income (loss) before income taxes	$(3,742)	$1,066
Depreciation and amortization:
Embedded security operations	$645	$198
Enterprise security operations	343	179
Consolidated depreciation and amortization	$988	$377

The Company does not allocate assets to its reportable segments, as assets generally are not specifically attributable to any particular segment.  Accordingly, asset information by reportable segment is not presented, however, depreciation and amortization are included in the measurement of segment profitability based on a consistent allocation methodology.

(6)  Acquisition of Securealink

                On January 2, 2002, SafeNet acquired 100 percent of the outstanding common shares of Pijnenburg Securealink, Inc. (“Securealink”) in accordance with an Agreement and Plan of Reorganization dated December 14, 2001.  The purchase price the Company paid to the stockholders of Securealink in connection with the acquisition totaled $13,161,000 and consisted of an aggregate of 575,000 shares of SafeNet, Inc. common stock valued at $10,636,000, $2,000,000 in cash, and estimated direct costs of acquisition of $525,000.  The fair market value of common shares was based on the average market price of the shares over the period from three days before to three days after the closing date.  The cash portion of the consideration was funded with cash on hand.   In connection with the acquisition, the Company also issued to the sellers convertible promissory notes with an aggregate principal amount of $2,000,000, the payment of which is contingent upon the occurrence of certain post-acquisition events.  The convertible promissory notes have a three year term and bear interest at an annual rate of 5% and are convertible into the Company’s common stock at a conversion price of $18.37 per share.  When the contingencies are resolved, the portion of the notes that are payable will be recorded as an additional cost of the acquisition.

The amount and type of consideration was determined on the basis of arm’s length negotiations between the Company and Securealink.  Securealink develops security chips and sells them in Europe and throughout the world.  Securealink will continue to operate as a provider of security chips and will be a subsidiary of SafeNet, under the name SafeNet BV.  As a result of the acquisition, SafeNet has broadened its market with the addition of new technologies and a larger presence in Europe.  The results of SafeNet BV’s operations have been included in the Company’s consolidated results beginning on the date of acquisition.

The following is a summary of changes to assets (other than cash) and liabilities as a result of the acquisition:

Working capital, other than cash	$(163)
Property and equipment	787
Goodwill	8,367
Other intangible assets	1,905
Acquired in process research and development costs	3,375
Short-term debt	(1,484)
Purchase price, net of cash received	$12,787

On the date of acquisition, $3,375,000 was written off as acquired in-process research and development costs, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The following unaudited consolidated pro forma results of operations of the Company for the three months ended March 31, 2001 give effect to the January 2, 2002 acquisition as though it had occurred on January 1, 2001.

Revenues	$8,139
Income from continuing operations	848
Net income	214
Net income per common share — basic and diluted:
Basic
Income from continuing operations	$0.11
Loss from operations of discontinued GDS operations	(0.08)
Net income per common share	$0.03
Diluted
Income from continuing operations	$0.11
Loss from operations of discontinued GDS operations	(0.08)
Net income per common share	$0.03

(7) Disposition of GDS

As a result of the integration of SafeNet BV as a new subsidiary, management made the decision to discontinue the operations at GretaCoder Data Systems (“GDS”), the Company’s Swiss subsidiary, on February 11, 2002.  Certain employees from GDS’s sales and marketing team have been transferred to SafeNet Data Systems AG, a new European sales office, focused on selling SafeNet’s Enterprise Security Systems.  The research and development, manufacturing and administration functions have been discontinued.  In total, 30 employees have been terminated.

As a result of the discontinued operations, the Company incurred a one-time charge of $3,506,000 in the first quarter of 2002 related to the write-off of the abandoned assets and the accrual of the estimated costs of the closing and severance and related costs.  The disposition of GDS operations represents the disposal of a business segment under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, beginning January 1, 2002, results of this operation have been classified as discontinued, and prior periods have been restated.  For business segment reporting purposes, GDS’s results were previously classified in the “European Operations” segment.

Summarized operating results from the discontinued operation included in the statements of operations are as follows (in thousands):

	Three months ended March 31,
	2002	2001
Revenue	$223	$373
Loss before income taxes	(3,784)	(635)

Assets and liabilities of the discontinued operation were as follows (in thousands):

	March 31, 2002	December 31, 2001
Cash and cash equivalents	$—	$175
Inventories, net	105	220
Other current assets	47	389
Property and equipment	—	221
Other assets	—	316
Current liabilities	(1,392)	(222)
Net assets (liabilities) of discontinued operations	$(1,240)	$1,099

(8) Goodwill and Other Intangible Assets

        The following results of operations of the Company give effect to the adoption of Statement No. 142 as of January 1, 2001(amounts in thousands, except per share data):

	Net Income	Earnings Per Share — Basic	Earnings Per Share — Diluted
As reported — March 31, 2001	$431	$0.06	$0.06
Amortization	21	0.00	0.00
Adjusted — March 31, 2001	$452	$0.06	$0.06

        The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of March 31, 2002 (amounts in thousands):

	Computer Software Development Costs	Goodwill	Other Intangible Assets
Asset balance — March 31, 2002	$3,889	$8,367	$1,905
Amortization	(3,281)	—	(351)
As reported — March 31, 2002	$608	$8,367	$1,554

        The estimated amortization expense for computer software development costs and other intangible assets for each of the five years subsequent to December 31, 2001 is as follows: 2002 - $1,804; 2003 - $314; 2004 - $313; 2005 - $125; and, 2006 - $125.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic agreements with original equipment manufacturers, and other competitive factors leading to a decrease in anticipated revenues and gross profit margins and product development expenses.  It is not possible to foresee or identify all such risks.  The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of the forward-looking statement.

Company Background

SafeNet designs, manufactures and markets enterprise network security solutions using encryption technology. Our products are used in electronic commerce applications by financial institutions, government agencies and large corporations to secure data transmissions on private and public computer networks, such as the Internet.  As a result of the acquisition of Securealink, SafeNet has broadened its market with the addition of new technologies and an increased presence in Europe.

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

While management of SafeNet is committed to the long-term profitability of the Company, the recent growth of the computer security industry has made it important that significant market share be obtained. Management has undertaken various strategies to increase revenues and improve future operating results. SafeNet has undertaken a high-level strategy of deploying our SecureIP Technology™ utilizing various distribution factors to generate revenue and increase market share and to accomplish the Company mission of making SafeNet technology the de facto encryption standard for Internet security.  SafeNet SecureIP Technology™ is delivered in the form of intellectual property, silicon, accelerator cards, software modules, and as complete enterprise security systems.  Intellectual property, silicon, and hardware solutions from SafeNet have been adopted by industry leaders such as Cisco Systems, Texas Instruments, Compaq, Centillium Communications, Nokia, Samsung and Nortel Networks for their embedded VPN offerings. SafeNet enterprise security systems, sold as products and services, are internationally respected for safeguarding thirteen of the top fifteen U.S. Banks, the Internal Revenue Service, U.S. State Department, U.S. Treasury, and many Fortune 1000 companies worldwide.  Management believes that growth in the market for products that provide security for computer networks requires SafeNet to increase its investment in development, sales, and marketing activities. This should allow SafeNet to take advantage of this market opportunity while achieving long-term profitability and maximizing shareholder value. However, there can be no assurance that these strategies will be successful.

Results of Operations of the Company

The following table sets forth certain Consolidated Income Statement data of the Company as a percentage of revenues for the periods indicated.

	Three Months Ended
	March 31,
	2002	2001
Revenues	100%	100%
Cost of revenues	32	26
Gross profit	68	74
Research and development expenses	33	24
Sales and marketing expenses	26	28
General and administrative expenses	13	9
Write-off of acquired in process research and development costs	55	—
Amortization of acquired intangible assets	6	—
Total operating expenses	133	61
Operating income (loss)	(65)	13
Interest income	4	7
Income (loss) from continuing operations	(61)	20
Loss from operations of discontinued GDS business	(61)	(11)
Net income (loss)	(122)%	9%

The Company has two reportable segments that sell to different markets.  The Embedded Security Division and the Enterprise Security Division are managed as separate business units—each requiring a variety of technologies and marketing strategies.  The Embedded Security Division consists of embedded technology in the form of software, silicon, and intellectual property designed and manufactured in the United States and Europe.  This Division sells to OEMs who embed SafeNet technology in their products and then sell to end-users.  The Enterprise Security Division consists of complete enterprise solutions in the form of remote access software, hardware products, and services manufactured in the United States. This Division directly sells to end-users and also sells software for remote access needs to OEMs.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Revenues increased 9%, or $514,000, to $6,154,000 for the three months ended March 31, 2002, from $5,640,000 in 2001. The Embedded Security Division’s revenues increased $656,000 or 35% primarily due to an increase in sales of accelerator cards.  Revenues from the Enterprise Security Division decreased $142,000.

The Company’s gross profit margin for the three months ended March 31, 2002 was 68%, compared to 73% for the period in 2001. Gross margins for the Embedded Security Division declined as a result of the sale of chip products with normal product margins as opposed to chip royalties, which have very high gross margins.  The Embedded Security Division earned a 62% profit margin, while Enterprise Security Division earned a 73% margin.

Research and development expenses increased 54%, or $718,000, to $2,059,000 for the three months ended March 31, 2002, from $1,341,000 in 2001.  The majority of this increase is attributable to the additional personnel and related expenses resulting from the acquired staff of Securealink.  As a percentage of revenues, the expenses were 33% and 24% in 2002 and 2001, respectively.

Sales and marketing expenses decreased by 1%, or $15,000, to $1,619,000 for the three months ended March 31, 2002, from $1,634,000 in 2001.  As a percentage of revenues, the expenses were 26% and 29% in 2002 and 2001, respectively.

General and administrative expenses increased 54%, or $284,000, to $813,000 for the three months ended March 31, 2002, from $529,000 in 2001.  The increase is primarily due to additional administrative expenses resulting from the acquired staff of Securealink.  As a percentage of revenues, the expenses were 13% and 9% of revenues in 2002 and 2001, respectively.

Amortization of acquired intangible assets is related to the acquisition of Securealink.  The lives of these assets range from one to five years.

Interest income decreased 34%, or $144,000, for the three months ended March 31, 2002, from $418,000 in 2001.  The decrease is primarily due to a decrease in the market interest rate coupled with a cash reduction of $2,000,000 for the acquisition of  Securealink on January 2, 2002.

The loss from operations of the discontinued GDS business of $3,784,000 includes $3,506,000 related to the write-off of the abandoned assets and the accrual of the estimated costs of the closing and severance and related costs.

During the three month period ended March 31, 2002, the Company incurred operating losses and therefore, did not record income tax expense.  The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets. During the three months ended March 31, 2001, income taxes with respect to the current period earnings were offset by a reduction in the Company’s deferred tax valuation allowance.

The Company had a net loss of $7,526,000 for the three months ended March 31, 2002 compared to a net income of $431,000 for the same period in 2001.  The loss per common share was ($0.98) in 2002 compared to $.06 income per diluted share in 2001.

Liquidity and Financial Position of the Company

                The Company believes that its current cash resources will be sufficient to meet its needs for the next twelve months. At March 31, 2002, the Company had working capital of $27,251,000 including cash and cash equivalents and short-term investments of $27,361,000.

                For the three months ended March 31, 2002, cash and cash equivalents decreased $2,842,000.  Significant uses of cash for the Company in 2002 included $2,151,000 for the acquisition of Securealink, the repayment of $1,484,000 for Securealink’s line of credit and payments on accounts payable of $1,481,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SafeNet’s major market risk is to fluctuations in foreign currency exchange rates, principally related to the Euro and the Swiss Franc. As of March 31, 2002, the Company’s investment in its European operations was approximately $13.2 million. A 10% change in the average Euro exchange rate for the three months ended March 31, 2002 would impact earnings by approximately $53,000.  A 10% change in the March 31, 2002 Euro exchange rate would have changed the Company’s reported foreign currency translation adjustment for the three months ended March 31, 2002 by approximately $33,000.    A 10% change in the average Swiss Franc exchange rate for the three months ended March 31, 2002 would not have a material impact on reported earnings.  A 10% change in the March 31, 2002 Swiss Franc exchange rate would not have a material impact on the Company’s reported foreign currency translation adjustment for the three months ended March 31, 2002.

A 10% change in the average interest rate for three months ended March 31, 2002 would not have materially changed SafeNet’s reported interest income.

PART II — OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)          No exhibits are required to be filed under Rule 601 of Regulation S-K

(b)         The Company filed a Current Report on Form 8-K on January 17, 2002 related to the acquisition of Securealink.

(c)          The Company filed a Current Report on Form 8-K/A on March 18, 2002 related to the acquisition of Securealink.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFENET, INC.

May 15, 2002	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO
Chairman, President and Chief Executive Officer

May 15, 2002	/s/ Carole D. Argo
CAROLE D. ARGO
Senior Vice President and Chief Financial Officer