Form 10-Q
period 2002-06-30
SAFENET INC
filed 2002-08-14
CIK 850313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the issuer’s Common Stock as of August 14, 2002 was 7,737,309.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001

Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2002

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data)

	June 30, 2002	December 31, 2001
	(unaudited)	(restated)
Assets
Current assets:
Cash and cash equivalents	$5,522	$14,819
Short-term investments	20,414	15,865
Accounts receivable, net of allowance for doubtful accounts of $171 and $150	3,407	3,529
Inventories, net of reserve of $872 and $481	1,471	1,260
Other current assets	1,087	546
Current assets of discontinued operations	39	784
Total current assets	31,940	36,803
Equipment and leasehold improvements, net of accumulated depreciation and amortization of $4,067 and $3,124	1,492	969
Computer software development costs, net of accumulated amortization of $3,452 and $3,113	487	727
Goodwill	11,158	—
Intangible assets, net of accumulated amortization of $702 and $0	1,422	—
Other assets	394	841
Non-current assets of discontinued operations	—	537
	$46,893	$39,877

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,395	$988
Accrued salaries and commissions	1,369	713
Other accrued expenses	957	577
Advance payments and deferred revenue	1,237	1,918
Current liabilities of discontinued operations	674	222
Total liabilities	5,632	4,418
Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $.01 par value per share. Authorized 500,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value per share. Authorized 50,000,000 shares, issued 7,692,434 shares in 2002 and 7,107,533 shares in 2001	77	71
Additional paid-in capital	63,115	52,400
Accumulated deficit	(23,164)	(15,486)
Accumulated other comprehensive income (loss)	1,233	(1,526)
Net stockholders' equity	41,261	35,459
	$46,893	$39,877

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)
Revenue
Licenses and royalties	$1,695	$788	$3,345	$2,436
Products	5,061	1,623	8,868	4,861
Service and maintenance	672	723	1,369	1,478
Total revenue	7,428	3,134	13,582	8,775

Cost of revenue
Licenses and royalties	279	234	426	406
Products	1,715	871	3,414	1,975
Service and maintenance	67	339	174	552
Total cost of revenue	2,061	1,444	4,014	2,933

Gross profit	5,367	1,690	9,568	5,842

Research and development expenses	2,214	1,625	4,273	2,966
Sales and marketing expenses	1,759	1,377	3,378	3,011
General and administrative expenses	821	533	1,634	1,062
Write-off of acquired in process research and development costs	—	—	3,375	—
Amortization of acquired intangible assets	351	—	702	—
Total operating expenses	5,145	3,535	13,362	7,039

Operating income (loss)	222	(1,845)	(3,794)	(1,197)

Interest and other income, net	24	348	298	766

Income (loss) from continuing operations	246	(1,497)	(3,496)	(431)

Loss from operations of discontinued GDS business (including loss on disposal of $0, $0, $3,506 and $0)	(398)	(1,278)	(4,182)	(1,913)

Net loss	$(152)	$(2,775)	$(7,678)	$(2,344)

Income (loss) per common share - basic and diluted
Basic
Income (loss) from continuing operations	$0.03	$(0.21)	$(0.46)	$(0.06)
Loss from operations of discontinued GDS business	(0.05)	(0.18)	(0.54)	(0.27)
Net loss per share	$(0.02)	$(0.39)	$(1.00)	$(0.33)

Diluted
Income (loss) from continuing operations	$0.03	$(0.21)	$(0.46)	$(0.06)
Loss from operations of discontinued GDS business	(0.05)	(0.18)	(0.54)	(0.27)
Net loss per share	$(0.02)	$(0.39)	$(1.00)	$(0.33)

Shares used in computation:
Basic	7,689	7,059	7,683	7,029
Diluted	7,932	7,059	7,683	7,029

See accompanying notes to consolidated financial statements.

SAFENET, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Six months ended June 30, 2002

(Unaudited - in thousands)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Net stockholders' equity

	Common stock
	Shares	Amount

Balance at January 1, 2002	7,108	$71	$52,400	$(15,486)	$(1,526)	$35,459

Issuance of stock in connection with the acquisition of Securealink	575	6	10,630	—	—	10,636

Stock options exercised	9	—	85	—	—	85

Net loss for the six months ended June 30, 2002	—	—	—	(7,678)	—	(7,678)

Reclassification adjustment - realization of foreign currency translation adjustment upon disposal of GDS business	—	—	—	—	1,526	1,526

Foreign currency translation adjustment	—	—	—	—	1,445	1,445

Unrealized loss on available-for-sale securities	—	—	—	—	(212)	(212)

Balance at June 30, 2002	7,692	$77	$63,115	$(23,164)	$1,233	$41,261

See accompanying notes to consolidated financial statements.

SAFENET, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,678)	$(2,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of acquired in-process research and development	3,375	—
Loss on disposal of discontinued GDS business	3,506	—
Depreciation	537	150
Amortization of computer software development costs	340	732
Amortization of goodwill	—	42
Amortization of other intangible assets	702	—
Inventory reserve	391	1,214
Changes in operating assets and liabilities:
Accounts receivable, net	1,551	1,315
Inventories	(404)	65
Other current assets	338	(160)
Accounts payable	(1,092)	(1,224)
Accrued salaries and commissions	356	(845)
Other accrued expenses	(6)	33
Advanced payments and deferred revenue	(682)	(37)
Other assets	447	(411)
Net cash provided by (used in) operating activities	1,681	(1,470)

Cash flows from investing activities:
Maturities of short-term investments	1,165	774
Purchases of short-term investments	(5,714)	—
Purchases of property and equipment	(657)	(230)
Expenditures for computer software development	(100)	(191)
Cash paid for Securealink, net of cash acquired	(3,769)	—
Net cash (used in) provided by investing activities	(9,075)	353

Cash flows from financing activities:
Proceeds from stock options exercised	85	1,307
Repayment of Securealink line of credit	(1,484)	—
Net cash (used in) provided by financing activities	(1,399)	1,307

Effect of exchange rate changes on cash	(679)	(188)

Net (decrease) increase in cash and cash equivalents	(9,472)	2

Cash and cash equivalents at beginning of period	14,994	25,369

Cash and cash equivalents at end of period	$5,522	$25,371

See accompanying notes to consolidated financial statements.

SAFENET, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited – in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(152)	$(2,775)	$(7,678)	$(2,344)

Other comprehensive income (loss):
Unrealized (loss) gain from available-for-sale securities	(100)	27	(212)	(253)
Foreign currency translation adjustment	1,529	(73)	1,445	(327)
Reclassification adjustment – realization of foreign currency translation adjustment upon disposal of GDS business	—	—	1,526	—

Comprehensive income (loss)	$1,277	$(2,821)	$(4,919)	$(2,924)

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations.  The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented.  The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the restated financial statements and the notes thereto in the Company’s Report on Form 8-K for the year ended December 31, 2001.  The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

As discussed in Note 7, in February 2002, the Company made a decision to discontinue the operations at GretaCoder Data Systems (“GDS”).  The accompanying 2001 financial statements have been restated to reflect the operating results of the discontinued business in the discontinued operations section of the consolidated statement of operations and to separately reflect the net assets and net liabilities of the discontinued operations in the consolidated balance sheets.

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

(2)     Inventories

Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$383	$221
Finished goods	1,960	1,520
	2,343	1,741
Reserve for obsolescence	(872)	(481)
Total	$1,471	$1,260

(3)  Income Taxes

During the six month period ended June 30, 2002, the Company has incurred operating losses and therefore, did not record income tax expense.  Although the U.S. operations recorded net income for the three months ended June 30, 2002, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings.  A valuation allowance for the full amount of the net remaining deferred tax assets has been established since the Company cannot predict the realization of these assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Income (loss) from continuing operations	$246	$(1,497)	$(3,496)	$(431)

Weighted-average common shares outstanding - basic	7,689	7,059	7,683	7,029
Effect of dilutive securities - options	243	—	—	—

Adjusted weighted average common shares outstanding - diluted	7,932	7,059	7,683	7,029

Basic income (loss) from continuing operations per share	$0.03	$(0.21)	$(0.46)	$(0.06)

Diluted income (loss) from continuing operations per share	$0.03	$(0.21)	$(0.46)	$(0.06)

For the three months ended June 30, 2001 and the six month periods ended June 30, 2002 and 2001, presented in the accompanying financial statements, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive.  These potentially dilutive securities consist primarily of stock options.

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

Information used in segment analysis is reported below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(restated)		(restated)

Revenues from external customers:
Embedded security operations	$4,736	$1,071	$7,281	$3,198
Enterprise security operations	2,692	2,063	6,301	5,577
Consolidated revenues	$7,428	$3,134	$13,582	$8,775

Operating income (loss):
Embedded security operations	$77	$(943)	$(4,943)	$(1,412)
Enterprise security operations	145	(902)	1,149	215
Consolidated operating income (loss)	$222	$(1,845)	$(3,794)	$(1,197)
Income (loss) from continuing operations:
Embedded security operations	$153	$(795)	$(4,794)	$(994)
Enterprise security operations	93	(702)	1,298	563
Consolidated income (loss) from continuing operations	$246	$(1,497)	$(3,496)	$(431)

The Company does not allocate assets to its reportable segments, as assets generally are not specifically attributable to any particular segment.  Accordingly, asset information by reportable segment is not presented.

For the six month period ended June 30, 2002, one commercial client of the Embedded Security Operations segment accounted for 38% of the Company’s consolidated revenues.  For the six month period ended June 30, 2001, one commercial client of the Enterprise Security Operations segment accounted for 13% of the Company’s consolidated revenues.

(6)  Acquisition of Securealink

On January 2, 2002, SafeNet acquired 100 percent of the outstanding common shares of Pijnenburg Securealink, Inc. (“Securealink”) in accordance with an Agreement and Plan of Reorganization dated December 14, 2001.  The purchase price the Company paid to the stockholders of Securealink in connection with the acquisition totaled $14,761,000 and consisted of an aggregate of 575,000 shares of SafeNet, Inc. common stock valued at $10,636,000, $2,000,000 in cash, contingent convertible promissory notes with an aggregate principal amount of $2,000,000, the resolution and payment of which were made on May 16, 2002 in the aggregate amount of $1,600,000 and estimated direct costs of acquisition of $525,000.  The fair market value of common shares was based on the average market price of the shares over the period from three days before to three days after the closing date.  The cash portion of the consideration was funded with cash on hand.

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

The following is a summary of changes to assets (other than cash) and liabilities at the date of the acquisition (in thousands):

Working capital, other than cash	$(163)
Property and equipment	787
Goodwill	10,009
Other intangible assets	1,905
Acquired in process research and development costs	3,375
Short-term debt	(1,484)

Purchase price, net of cash received	$14,429

On the date of acquisition, $3,375,000 was written off as acquired in-process research and development costs, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The following unaudited consolidated pro forma results of operations of the Company for the three month and six month periods ended June 30, 2001 give effect to the January 2, 2002 acquisition as though it had occurred on January 1, 2001.

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	(in thousands)

Revenues	$4,634	$13,159
Loss from continuing operations	(2,837)	(2,054)
Net loss	(4,117)	(3,967)

Loss per common share - basic and diluted:

Loss from continuing operations	$(0.37)	$(0.27)
Loss from operations of discontinued GDS operations	(0.17)	(0.25)
Net loss per common share	$(0.54)	$(0.52)

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

Summarized operating results from the discontinued operation included in the statements of operations are as follows (in thousands):

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Revenue	$—	366	$201	$739
Loss before income taxes	(398)	(1,278)	(4,182)	(1,913)

Assets and liabilities of the discontinued operation were as follows (in thousands):

	June 30, 2002	December 31, 2001
Cash and cash equivalents	$—	$175
Inventories, net	—	220
Other current assets	39	389
Property and equipment	—	221
Other assets	—	316
Current liabilities	(674)	(222)
Net (liabilities) assets of discontinued operations	$(635)	$1,099

(8) Goodwill and Other Intangible Assets

The following results of operations of the Company give proforma effect to the adoption of Statement No. 142 as of January 1, 2001 (in thousands, except per share data):

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001
	Net Loss	Loss Per Share - Basic and Diluted	Net Loss	Loss Per Share - Basic and Diluted
As reported	$(2,775)	$(0.39)	(2,344)	$(0.33)
Goodwill amortization	21	—	42	—
Adjusted	$(2,754)	$(0.39)	$(2,302)	$(0.33)

The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of June 30, 2002 (in thousands):

	Computer Software Development Costs	Goodwill	Other Intangible Assets
Asset balance –June 30, 2002	$3,939	$11,158	$2,124
Accumulated amortization	(3,452)	—	(702)
As reported – June 30, 2002	$487	$11,158	$1,422

The estimated amortization expense for computer software development costs and other intangible assets for each of the five years subsequent to December 31, 2001 is as follows: 2002 - $1,868; 2003 - $372; 2004 - $372; 2005 - $174; and, 2006 - $167.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic agreements with original equipment manufacturers, and other competitive factors leading to a decrease in anticipated revenues and gross profit margins and to an increase in product development expenses.

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

Results of Operations of the Company

The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	100%	100%	100%	100%
Cost of revenues	28	46	30	33
Gross profit	72	54	70	67
Research and development expenses	30	52	31	34
Sales and marketing expenses	24	43	25	34
General and administrative expenses	10	17	12	12
Write-off of acquired in process research and development costs	—	—	25	—
Amortization of acquired intangible assets	5	—	5	—
Total operating expenses	69	112	98	80
Operating income (loss)	3	(58)	(28)	(13)
Interest and other income, net	—	11	2	9
Income (loss) from continuing operations	3	(47)	(26)	(4)
Loss from operations of discontinued GDS business	(5)	(41)	(31)	(22)
Net loss	(2)%	(88)%	(57)%	(26)%

Six months ended June 30, 2002 compared to Six months ended June 30, 2001

Revenues increased 55%, or $4,807,000, to $13,582,000 for the six months ended June 30, 2002, from $8,775,000 in 2001.  Embedded security operations’ revenue increased 128%, or $4,083,000, to $7,281,000 for the six months ended June 30, 2002 from $3,198,000 in 2001 due to strong sales of chips and accelerator boards, as well as the addition of SafeNet BV.  Enterprise security operations’ revenue increased 13%, or $724,000 to $6,301,000 for the six months ended June 30, 2002 from $5,577,000 in 2001, due to an increase in software revenue as well as new long-term contracts with the U.S. Government.

Gross margin increased to 70% for the six months ended June 30, 2002, from 67% in 2001.  The Embedded security operations’ margin remained at 66%, while the Enterprise security operations’ margin increased to 74% from 67% in 2001 due to new long-term contracts with the U.S. Government and increased sales of higher margin software.

Research and development expenses increased 44%, or $1,307,000, to $4,273,000 for the six months ended June 30, 2002, from $2,966,000 in 2001.  The increase is due to the acquired staff of SafeNet BV and costs related to the development of new chips.  As a percentage of revenues, the expenses were 31% and 34% in 2002 and 2001, respectively.

Sales and marketing expenses increased 12%, or $367,000 to $3,378,000 for the six months ended June 30, 2002, from $3,011,000 in 2001.  The additional expense reflects the acquisition of SafeNet BV’s sales and marketing staff, as well as an increased focus on sales and marketing resources as the Company expands into new markets.  As a percentage of revenues, the expenses were 25% and 34% in 2002 and 2001, respectively.

General and administrative expenses increased 54%, or $572,000 to $1,634,000 for the six months ended June 30, 2002 from $1,062,000 in 2001. This increase is attributable to the addition of SafeNet BV and the professional fees associated with administering the changes in the Company’s European subsidiaries.   As a percentage of revenues, the expenses were 12% in 2002 and 2001.

The write-off of acquired in-process research and development costs and the amortization of intangible assets relates to the acquisition of SafeNet BV in January 2002.  The lives of the intangible assets range from one to five years.

Interest and other income, net decreased by 61%, or $468,000 to $298,000 for the six months ended June 30, 2002 from $766,000 in 2001.  The decrease is related to significantly lower interest rates, decreased cash and the loss on foreign exchange transactions with SafeNet AG, where the functional currency is the U.S. dollar.

During the six month periods ended June 30, 2002 and 2001, the Company incurred losses and therefore did not record income tax expense.  The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets.

The loss from operations of the discontinued GDS business increased 119% to $4,182,000 for the six months ended June 30, 2002 from $1,913,000 in 2001.  This increase resulted from the recording of lease, contract and personnel termination costs and the realization of the loss on cumulative foreign currency transactions that were accrued as of February 2002, the date of discontinuation of GDS.

The Company had a net loss of $7,678,000 for the six months ended June 30, 2002 compared to a net loss of $2,344,000 for the same period in 2001.  The loss per common share was ($1.00) in 2002 compared to ($0.33) in 2001.

Three Months ended June 30, 2002 compared to Three Months ended June 30, 2001

Revenues increased 137%, or $4,294,000, to $7,428,000 for the three months ended June 30, 2002, from $3,134,000 in 2001.  Embedded security operations’ revenue increased 342%, or $3,665,000 to $4,736,000 for the three months ended June 30, 2002, from $1,071,000 in 2001 due to higher sales of chips and accelerator boards and the addition of SafeNet BV.  Enterprise security operations’ revenue increased 30%, or $629,000 to $2,692,000 for the three months ended June 30, 2002, from $2,063,000 in 2001 due to new long-term contracts with the U.S. Government.

Gross margin increased to 72% for the three months ended June 30, 2002, from 54% in 2001.  The Embedded security operations’ margin increased to 73% from 52%.  In 2001, the Company recorded $644,000 of specific inventory reserves, which was not necessary in the three months ended June 30, 2002. Additionally, higher revenue volume in 2002 improved the leverage of fixed production costs.  The Enterprise security operations’ margin increased to 71% from 55% in 2001.  The difference relates to higher margin long-term contracts with the U.S. Government.

Research and development expenses increased 36%, or $589,000, to $2,214,000 for the three months ended June 30, 2002, from $1,625,000 in 2001.  The increase is primarily attributable to the acquired staff of SafeNet BV and costs related to the development of new chips.  As a percentage of revenues, the expenses were 30% and 52% in 2002 and 2001, respectively.

Sales and marketing expenses increased 28%, or $382,000, to $1,759,000 for the three months ended June 30, 2002, from $1,377,000 in 2001 due to the acquired staff of SafeNet BV and an increase in U.S. personnel and their salaries, telephone, travel and related expenses.  As a percentage of revenues, the expenses were 24% and 44% in 2002 and 2001, respectively.

General and administrative expenses increased 54%, or $288,000, to $821,000 for the three months ended June 30, 2002, from $533,000 in 2001. The increase is primarily due to the costs of acquired staff at SafeNet BV in January 2002. As a percentage of revenues, the expenses were 11% and 17% of revenues in 2002 and 2001, respectively.

Amortization of intangible assets relates to the acquisition of SafeNet BV in January 2002.  The lives of these assets range from one to five years.

Interest and other income, net decreased 93%, or $324,000 to $24,000 for the three months ended June 30, 2002, from $348,000 in 2001.  The decrease resulted from the recording of the loss on foreign currency transactions with SafeNet AG resulting from the use of the U.S. dollar as the functional currency, a decrease in interest rates and a decrease in cash.

During the three month periods ended June 30, 2002 and 2001, the Company incurred losses and therefore did not record income tax expense.  For June 30, 2002, although the U.S. operations recorded earnings, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings.  A valuation allowance for the full amount of the net remaining deferred tax assets has been established since it could not predict the realization of these assets.

The loss from operations of the discontinued GDS business decreased 69%, or $880,000 to $398,000 for the three months ended June 30, 2002, from $1,278,000 in 2001.  The decrease resulted from the reduction in staff and the scale-back of operations in connection with the discontinuation.

The Company had a net loss of $152,000 for the three months ended June 30, 2002 compared to a net loss of $2,775,000 for the same period in 2001.  The loss per diluted common share was ($0.02) in 2002 compared to a ($0.39) loss per common share in 2001.

Liquidity and Financial Position of the Company

The Company believes that its current cash resources will be sufficient to meet its needs for the next year. At June 30, 2002, the Company had working capital of $26,308,000 including cash and cash equivalents and short-term investments of $25,936,000.

For the six months ended June 30, 2002, cash and cash equivalents decreased $9,472,000.  The major uses of cash included $5,714,000 for the purchase of short-term investments, $3,769,000 for the purchase of Securealink, $1,092,000 for the paydown of accounts payable and $1,484,000 for the repayment of the Securealink line of credit.  Major proceeds of cash included the collection of accounts receivable for $1,551,000 and maturities of short-term investments of $1,165,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk is to fluctuations in foreign currency exchange rates, principally related to the Euro. As of June 30, 2002, the Company’s investment in its Dutch subsidiary was approximately $14.8 million. A 10% change in the average Euro exchange rate for the six months ended June 30, 2002 would have changed the Company’s reported earnings for the period by approximately $210,000. A 10% change in the June 30, 2002 Euro exchange rate would have changed the Company’s reported currency translation adjustment for six months ended June 30, 2002 by approximately $1,000.  A 10% change in the average interest rate for the six months ended June 30, 2002 would have changed SafeNet’s reported interest income by approximately $30,000.

At June 30, 2002, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.

PART II – OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The annual Meeting of Shareholders was held on July 22, 2002.

(b)                                 The following six directors were elected for a term of one year or until their respective successors have been duly elected or appointed:

	FOR	WITHHELD
Anthony A. Caputo	6,525,520	276,671
Thomas A. Brooks	6,525,520	276,671
Andrew E. Clark	6,384,380	417,811
Shelley A. Harrison	6,384,380	417,811
Ira A. Hunt, Jr.	6,525,520	276,671
Bruce R. Thaw	6,384,380	417,811

(c)                                  The shareholders ratified the appointment of Ernst & Young LLP as the Company’s auditors for the fiscal year ending December 31, 2002.  There were 6,722,404 shares cast in favor of the proposal, 67,447 shares cast against the proposal, and 12,340 shares abstaining.

(d)                                 The shareholders approved the increase in the number of shares in the Company’s 2001 Omnibus Stock Plan from 1,000,000 to 1,600,000.  There were 3,668,192 shares cast in favor of the proposal, 1,013,373 shares cast against the proposal, and 16,000 shares abstaining.

(e)                                  The shareholders approved the Employee Stock Purchase Plan.  There were 4,465,616 shares cast in favor of the proposal, 213,673 shares cast against the proposal, and 18,285 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  The Company filed a Current Report on Form 8-K on May 22, 2002 in connection to the discontinuation of the GDS business.

(b)                                 Exhibits required by item 601 of Regulation S-K:

3A	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001
3B	By-laws of Registrant	I/B/R (1)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFENET, INC.

August 14, 2002	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO
Chairman, President and Chief Executive Officer

August 14, 2002	/s/ Carole D. Argo
CAROLE D. ARGO
Senior Vice President and Chief Financial Officer