Form 10-Q
period 2002-09-30
SAFENET INC
filed 2002-11-07
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the issuer’s Common Stock as of November 6, 2002 was 7,787,190.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)	(restated)
Assets

Current Assets:
Cash and cash equivalents	$5,382	$14,819
Short term investments	22,448	15,865
Accounts receivable, net of allowance for doubtful accounts of $178 and $150	3,934	3,529
Inventories, net of reserve of $888 and $481	1,219	1,260
Other current assets	1,012	546
Current assets of discontinued operations	18	784
Total current assets	34,013	36,803
Equipment and leasehold improvements, net of accumulated depreciation of $4,094, and $3,124	1,500	969
Computer software development costs, net of accumulated amortization of $3,483 and $3,113	507	727
Goodwill	11,413	—
Intangible assets, net of accumulated amortization of $1,102 and $0	1,000	—
Non-current assets of discontinued operations	—	537
Other assets	999	841
	$49,432	$39,877

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,833	$988
Accrued salaries and commissions	1,545	713
Other accrued expenses	963	577
Advance payments and deferred revenue	1,112	1,918
Current liabilities of discontinued operations	568	222
Total current liabilities	6,021	4,418

Stockholders’ equity:
Preferred stock, $.01 par value per share.
Authorized 500,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value per share.
Authorized 50,000,000 shares, issued 7,771,097 shares in 2002 and 7,107,533 shares in 2001	78	71
Additional paid-in capital	63,944	52,400
Accumulated deficit	(22,171)	(15,486)
Accumulated other comprehensive income (loss)	1,560	(1,526)
Net stockholders’ equity	43,411	35,459
	$49,432	$39,877

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)
Revenues
Licenses and royalties	$1,277	$1,210	$4,622	$3,646
Products	6,916	1,814	15,784	6,676
Service and maintenance	634	578	2,003	2,055
Total revenues	8,827	3,602	22,409	12,377

Cost of revenue
Licenses and royalties	151	122	577	528
Products	2,261	541	5,675	2,516
Service and maintenance	168	211	342	763
Total cost of revenue	2,580	874	6,594	3,807

Gross profit	6,247	2,728	15,815	8,570

Research and development expenses	2,273	1,517	6,546	4,483
Sales and marketing expenses	1,820	1,111	5,198	4,122
General and administrative expenses	1,000	548	2,634	1,610
Write-off of acquired in-process research and development costs	—	—	3,375	—
Amortization of acquired intangible assets	400	—	1,102	—
Total operating expenses	5,493	3,176	18,855	10,215

Operating income (loss)	754	(448)	(3,040)	(1,645)

Interest and other income, net	123	281	421	1,047

Income (loss) from continuing operations	877	(167)	(2,619)	(598)

Income (loss) from operations of discontinued GDS business (including loss on disposal of $0, $0, $3,506 and $0)	116	(550)	(4,066)	(2,463)

Net income (loss)	$993	$(717)	$(6,685)	$(3,061)

Income (loss) per common share - basic and diluted
Basic
Income (loss) from continuing operations	$0.11	$(0.02)	$(0.34)	$(0.08)
Income (loss) from discontinued operations (GDS)	0.02	(0.08)	(0.53)	(0.35)
Net income (loss) per share	$0.13	$(0.10)	$(0.87)	$(0.43)

Diluted
Income (loss) from continuing operations	$0.11	$(0.02)	$(0.34)	$(0.08)
Income (loss) from discontinued operations (GDS)	0.01	(0.08)	(0.53)	(0.35)
Net income (loss) per share	$0.12	$(0.10)	$(0.87)	$(0.43)

Shares used in computation:
Basic	7,736	7,079	7,701	7,046
Diluted	8,062	7,079	7,701	7,046

See accompanying notes to consolidated financial statements

SAFENET INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine months ended September 30, 2002

(Unaudited - in thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Net stockholders’ equity
	Shares	Amount

Balance at January 1, 2002	7,108	$71	$52,400	$(15,486)	$(1,526)	$35,459

Issuance of stock in connection with the acquisition of Securealink	575	6	10,630	—	—	10,636

Stock options exercised	88	1	914	—	—	915

Net loss for the nine months ended September 30, 2002	—	—	—	(6,685)	—	(6,685)

Reclassification adjustment - realization of foreign currency translation adjustment upon disposal of GDS business	—	—	—	—	1,526	1,526

Foreign currency translation adjustment	—	—	—	—	1,828	1,828

Unrealized loss on available-for-sale securities	—	—	—	—	(268)	(268)

Balance at September 30, 2002	7,771	$78	$63,944	$(22,171)	$1,560	$43,411

See accompanying notes to consolidated financial statements.

SAFENET, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(6,685)	$(3,061)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of acquired in-process research and development	3,375	—
Loss on disposal of discontinued GDS business	3,506	—
Depreciation	571	368
Amortization of computer software development costs	370	821
Amortization of goodwill	—	64
Amortization of other intangible assets	1,102	—
Inventory reserve	407	1,160
Changes in operating assets and liabilities:
Accounts receivable, net	1,075	1,515
Inventories	(256)	212
Other current assets	448	(696)
Accounts payable	(941)	(1,195)
Accrued salaries and commissions	457	(896)
Other accrued expenses	(3)	123
Advanced payments and deferred revenue	(809)	737
Other	342	(345)
Net cash provided by (used in) operating activities	2,959	(1,193)

Cash flows from investing activities:
Maturities of short-term investments	4,669	4,366
Purchases of short-term investments	(11,255)	(9,961)
Purchases of property and equipment	(714)	(367)
Investment in Raqia	(500)	—
Expenditures for computer software development	(150)	(119)
Cash paid for Securealink, net of cash acquired	(3,769)	—
Net cash (used in) investing activities	(11,719)	(6,081)

Cash flows from financing activities:
Proceeds from stock options exercised	915	1,346
Repayment of Securealink line of credit	(1,484)	—
Net cash (used in) provided by financing activities	(569)	1,346

Effect of exchange rate changes on cash	(283)	(117)

Net decrease in cash and cash equivalents	(9,612)	(6,045)

Cash and cash equivalents at beginning of period	14,994	25,369

Cash and cash equivalents at end of period	$5,382	$19,324

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$993	$(717)	$(6,685)	$(3,061)

Other comprehensive income (loss):
Unrealized (loss) gain from available-for-sale securities	(56)	438	(268)	185
Foreign currency translation adjustment	383	(185)	1,828	(512)

Reclassification adjustment - realization of foreigncurrency translation adjustment upon disposal of GDS business	—	—	1,526	—

Comprehensive income (loss)	$1,320	$(464)	$(3,599)	$(3,388)

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations.  The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 8-K for the year ended December 31, 2001.  The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

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

(2)  Inventories

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$316	$221
Finished goods	1,791	1,520
	2,107	1,741
Reserve for obsolescence	(888)	(481)
Total	$1,219	$1,260

(3)  Income Taxes

During the nine month period ended September 30, 2002, the Company incurred operating losses and therefore, did not record income tax expense.  Although the U.S. operations recorded net income for the three months ended September 30, 2002, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings.  The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Income (loss) from continuing operations	$877	$(167)	$(2,619)	$(598)

Weighted-average common shares outstanding - basic	7,736	7,079	7,701	7,046
Effect of dilutive securities - options	326	—	—	—
Adjusted weighted average common shares outstanding - diluted	8,062	7,079	7,701	7,046

Basic income (loss) from continuing operations per share	$0.11	$(0.02)	$(0.34)	$(0.08)

Diluted income (loss) from continuing operations per share	$0.11	$(0.02)	$(0.34)	$(0.08)

For the three months ended September 30, 2001 and the nine month periods ended September 30, 2002 and 2001 presented in the accompanying financial statements, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive.  These potentially dilutive securities consist primarily of stock options.

(5)  Segments of the Company and Related Information

The Company has two reportable segments: products, chips and software designed and manufactured for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Embedded Security Division”) and network security products designed and manufactured for direct sales to end-users and remote access software sold to OEM’s (“Enterprise Security Division”).  Prior to the acquisition of Securealink (see Note 6) and the decision to discontinue operations at Gretacoder Data Systems AG (see Note 7), the Company reported on three segments.  Prior periods have been restated with two segments for comparability. The reportable segments are strategic business units that offer different products and market focus. The segments are managed separately because each segment requires different technology and marketing strategies. The Embedded Security Division markets extensively throughout the United States, Europe and Asia, while the Enterprise Security Division markets primarily in the United States and Europe.

Information used in segment analysis is reported below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		(restated)		(restated)

Revenues from external customers:
Embedded security operations	$5,234	$705	$12,515	$3,903
Enterprise security operations	3,593	2,897	9,894	8,474
Consolidated revenues	$8,827	$3,602	$22,409	$12,377
Operating income (loss):
Embedded security operations	$119	$(896)	$(4,824)	$(2,308)
Enterprise security operations	635	448	1,784	663
Consolidated operating income (loss)	$754	$(448)	$(3,040)	$(1,645)
Income (loss) from continuing operations:
Embedded security operations	$163	$(780)	$(4,631)	$(1,774)
Enterprise security operations	714	613	2,012	1,176
Consolidated income (loss) from continuing operations	$877	$(167)	$(2,619)	$(598)

The Company does not allocate assets to its reportable segments, as assets generally are not specifically attributable to any particular segment.  Accordingly, asset information by reportable segment is not presented.

For the nine month period ended September 30, 2002, one commercial client of the Embedded Security Operations segment accounted for 41% of the Company’s consolidated revenues.  For the nine month period ended September 30, 2001, one governmental client of the Enterprise Security Operations segment accounted for 10% of the Company’s consolidated revenues.

(6)  Acquisition of Securealink

On January 2, 2002, SafeNet acquired 100% of the outstanding common shares of Pijnenburg Securealink, Inc. (“Securealink”) in accordance with an Agreement and Plan of Reorganization dated December 14, 2001.  The purchase price the Company paid to the stockholders of Securealink in connection with the acquisition totaled $14,778,000 and consisted of an aggregate of 575,000 shares of SafeNet, Inc. common stock valued at $10,636,000, $2,000,000 in cash, contingent convertible promissory notes with an aggregate principal amount of $2,000,000, the resolution and payment of which were satisfied on May 16, 2002 in the aggregate amount of $1,617,000, and estimated direct costs of acquisition of $525,000.  The fair market value of common shares was based on the average market price of the shares over the period from three days before to three days after the closing date.  The cash portion of the consideration was funded with cash on hand.

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

The following unaudited consolidated pro forma results of operations of the Company for the three month and nine month periods ended September 30, 2001 give effect to the January 2, 2002 acquisition as though it had occurred on January 1, 2001 (in thousands, except per share amounts):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Revenues	$5,867	$18,607
Loss from continuing operations	(133)	(1,199)
Net loss	(683)	(3,662)

Loss per common share - basic and diluted:

Loss from continuing operations	$(0.02)	$(0.16)
Loss from operations of discontinued GDS operations	(0.07)	(0.32)
Net loss per common share	$(0.09)	$(0.48)

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

Summarized operating results from the discontinued operation included in the statements of operations are as follows (in thousands):

	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001

Revenue	$116	472	$341	$1,212
Income (loss) before income taxes	116	(550)	(4,066)	(2,463)

Assets and liabilities of the discontinued operation were as follows (in thousands):

	September 30, 2002	December 31, 2001
Cash and cash equivalents	$—	$175
Inventories, net	—	220
Other current assets	18	389
Property and equipment	—	221
Other assets	—	316
Current liabilities	(568)	(222)
Net (liabilities) assets of discontinued operations	$(550)	$1,099

(8)  Goodwill and Other Intangible Assets

The following results of operations of the Company give effect to the adoption of Statement No. 142 as of January 1, 2001 (in thousands, except per share data):

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	Net Loss	Loss Per Share	Net Loss	Loss Per Share
As reported	$(717)	$(0.10)	$(3,061)	$(0.43)
Goodwill amortization	21	0.00	64	0.01
Adjusted	$(696)	$(0.10)	$(2,997)	$(0.42)

The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of September 30, 2002 (in thousands):

	Computer Software Development Costs	Goodwill	Other Intangible Assets
Asset balance – September 30, 2002	$3,990	$11,413	$2,102
Accumulated amortization	(3,483)	—	(1,102)
As reported – September 30, 2002	$507	$11,413	$1,000

The estimated amortization expense for computer software development costs and other intangible assets for each of the five years subsequent to December 31, 2001 is as follows: 2002 - $1,878; 2003 - $336; 2004 - $336; 2005 - $138; and, 2006 - $131.

(9)  Subsequent Events

On October 30, 2002, the Company announced that it had signed a definitive merger agreement to acquire all of the outstanding stock of Cylink Corporation (“Cylink”).  Under the merger agreement, SafeNet will issue 0.05 shares of SafeNet common stock for each outstanding share of Cylink common stock, or approximately 1.839 million shares, which will represent approximately 16% of the outstanding stock of SafeNet after the closing of the merger.  Based on the average closing price of SafeNet’s stock  for the three days before and after the signing of the agreement, the market value of the transaction is approximately $34.2 million.  The integration and acquisition costs are expected to total $9 million.  Anticipated integration costs are approximately $4 million, which are associated primarily with the outsourcing of manufacturing and the consolidation of development and corporate functions.  Estimated acquisition related charges will be approximately $5 million for severance, insurance and professional fees.  The Company anticipates that the acquisition will close in the first quarter of 2003.

Cylink develops, markets and supports a comprehensive portfolio of hardware and software security products for mission-critical private networks and communications over the Internet.  Their solutions offer lower cost deployment and management of secure, reliable private networks.  Their products are also used to enable Internet transactions between business partners and their customers. Cylink is headquartered in Santa Clara, California and has offices worldwide.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, risks associated with the receipt and timing of future customer orders, price pressures, achieving technical and product development milestones, the ability to negotiate favorable strategic agreements with original equipment manufacturers, acquisition of companies and the integration of such acquisitions and other competitive factors leading to a decrease in anticipated revenues and gross profit margins and to an increase in product development expenses.

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

We periodically review and consider possible acquisitions of companies that we believe will contribute to our long-term objectives and discuss such acquisitions with the management of those companies.  Such acquisitions, which may be material, may be made from time to time.

Results of Operations of the Company

The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	100%	100%	100%	100%
Cost of revenues	29	24	29	31
Gross profit	71	76	71	69
Research and development expenses	26	42	29	36
Sales and marketing expenses	20	31	23	33
General and administrative expenses	11	15	12	13
Write-off of acquired in-process research and development costs	—	—	15	—
Amortization of acquired intangible assets	5	—	5	—
Total operating expenses	62	88	84	82
Operating income (loss)	9	(12)	(13)	(13)
Interest and other income, net	1	8	2	8
Income (loss) from continuing operations	10	(4)	(11)	(5)
Income (loss) from operations of discontinued GDS business	1	(15)	(18)	(20)
Net income (loss)	11%	(19)%	(29)%	(25)%

Nine months ended September 30, 2002 compared to Nine months ended September 30, 2001

Revenues increased 81%, or $10,032,000, to $22,409,000 for the nine months ended September 30, 2002, from $12,377,000 in 2001.  Embedded Security Operations’ revenue increased 221%, or $8,612,000, to $12,515,000 for the nine months ended September 30, 2002 from $3,903,000 in 2001 due to strong sales of accelerator boards and chips.  Enterprise Security Operations’ revenue increased 17%, or $1,420,000 to $9,894,000 from $8,474,000 due to the recognition of revenue from long-term contracts with the U.S. Government.

Gross margin increased to 71% for the nine months ended September 30, 2002, from 69% in 2001. The Embedded Security Operations’ margin remained consistent at 68%, while the Enterprise Security Operations’ margin increased to 73% in 2002 from 70% in 2001 due to higher margin long term development contracts.

Research and development expenses increased 46%, or $2,063,000, to $6,546,000 for the nine months ended September 30, 2002, from $4,483,000 in 2001.  The increase is due to the acquired staff of SafeNet BV and the cost related to the development of new chips.  As a percentage of revenues, the expenses were 29% and 36% in 2002 and 2001, respectively.

Sales and marketing expenses increased 26%, or $1,076,000 to $5,198,000 for the nine months ended September 30, 2002, from $4,122,000 in 2001.  The additional expense reflects higher employee costs and an increased focus on the European market for both the Embedded Security and Enterprise Security Operations.  As a percentage of revenues, the expenses were 23% and 33% in 2002 and 2001, respectively.

General and administrative expenses increased 63%, or $1,024,000 to $2,634,000 for the nine months ended September 30, 2002 from $1,610,000 in 2001. This increase is attributable to higher bonuses, the addition of SafeNet BV and the opening of a new sales office in Switzerland to replace the GDS business, whose results are included in discontinued operations in all periods presented. As a percentage of revenues, the expenses were 12% and 13% in 2002 and 2001, respectively.

The write-off of acquired in-process research and development costs and the amortization of intangible assets relate to the acquisition of SafeNet BV.  The lives of these intangible assets range from one to five years.

Interest and other income, net decreased by 60%, or $626,000 to $421,000 for the nine months ended September 30, 2002 from $1,047,000 in 2001.  The decrease is primarily related to significantly lower interest rates and decreased cash.

During the nine month periods ended September 30, 2002 and 2001, the Company incurred operating losses and therefore did not record income tax expense.  The Company has recorded a valuation allowance for the full amount of the net deferred tax assets since it cannot currently predict the realization of these assets.

The loss from operations of the discontinued GDS business increased 65% to $4,066,000 for the nine months ended September 30, 2002 from $2,463,000 in 2001.  This increase resulted from the recording of lease, contract and personnel termination costs and the realization of the loss on cumulative foreign currency transactions that were accrued as of February 11, 2002, the date of discontinuation of GDS.

The Company had a net loss of $6,685,000 for the nine months ended September 30, 2002 compared to a net loss of $3,061,000 for the same period in 2001.  The loss per common share was ($0.87) in 2002 compared to ($0.43) in 2001.

Three Months ended September 30, 2002 compared to Three Months ended September 30, 2001

Revenues increased 145%, or $5,225,000, to $8,827,000 for the three months ended September 30, 2002, from $3,602,000 in 2001.  Embedded Security Operations’ revenue increased 642%, or $4,529,000 from $705,000 in 2001 due to strong sales of accelerator boards and chips.  Enterprise Security Operations’ revenue increased 24%, or $696,000 from $2,897,000 in 2001 due to long-term development contracts.

Gross margin decreased to 71% for the three months ended September 30, 2002, from 76% in 2001.  The Embedded Security Operations’ margin decreased to 70% from 74% with the addition of SafeNet BV.  The Enterprise Security Operations’ margin decreased to 72% from 76%.  The difference is related to a different product mix and quantity discounts on certain high volume sales.

Research and development expenses increased 50%, or $756,000, to $2,273,000 for the three months ended September 30, 2002, from $1,517,000 in 2001.  The increase is primarily attributable to the acquired staff of SafeNet BV and the cost related to the development of new chips.  As a percentage of revenues, the expenses were 26% and 42% in 2002 and 2001, respectively.

Sales and marketing expenses increased 64%, or $709,000, to $1,820,000 for the three months ended September 30, 2002, from $1,111,000 in 2001 due to an increase in personnel and their salaries, telephone, travel and related expenses.  As a percentage of revenues, the expenses were 20% and 31% in 2002 and 2001, respectively.

General and administrative expenses increased 82%, or $452,000, to $1,000,000 for the three months ended September 30, 2002, from $548,000 in 2001. The increase is due to bonuses and the costs of acquired staff at SafeNet BV. As a percentage of revenues, the expenses were 11% and 15% of revenues in 2002 and 2001, respectively.

The amortization of intangible assets relates to the acquisition of SafeNet BV.  The lives of these assets range from one to five years.

Interest and other income, net decreased 56%, or $158,000 to $123,000 for the three months ended September 30, 2002, from $281,000 in 2001.  The decrease resulted from a decrease in interest rates and a decrease in cash.

During the three months ended September 30, 2001, the Company incurred operating losses and therefore did not record income tax expense.  For September 30, 2002, although the U.S. operations recorded earnings, the Company had no income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards to offset current earnings.  The Company has established a valuation allowance for the full amount of the net remaining deferred tax assets since it could not predict the realization of these assets.

The Company had a net income of $993,000 for the three months ended September 30, 2002 compared to a net loss of $717,000 for the same period in 2001.  The income per diluted common share was $0.12 in 2002 compared to a ($0.10) loss per common share in 2001.

Liquidity and Financial Position of the Company

The Company believes that its current cash resources will be sufficient to meet its needs for the next year. At September 30, 2002, the Company had working capital of $27,992,000 including cash and cash equivalents and short-term investments of $27,830,000.

For the nine months ended September 30, 2002, cash and cash equivalents decreased $9,612,000.  The major uses of cash included $11,255,000 for the purchase of short-term investments, $3,769,000 for the purchase of Securealink, $1,484,000 for the repayment of the Securealink line of credit and an investment of $500,000 in Raqia Networks, Inc.  Major proceeds of cash included the maturities of short-term investments of $4,669,000, the collection of accounts receivable of $1,075,000 and the exercise of stock options of $915,000.

Recent Development

On October 30, 2002, the Company announced that it had signed a definitive merger agreement to acquire all of the outstanding stock of Cylink Corporation (“Cylink”).  Under the merger agreement, SafeNet will issue 0.05 shares of SafeNet common stock for each outstanding share of Cylink common stock, or approximately 1.839 million shares, which will represent approximately 16% of the outstanding stock of SafeNet after the closing of the merger.  Based on the average closing price of SafeNet’s stock  for the three days before and after the signing of the agreement, the market value of the transaction is approximately $34.2 million.  The integration and acquisition costs are expected to total $9 million.  Anticipated integration costs are approximately $4 million, which are associated primarily with the outsourcing of manufacturing and the consolidation of development and corporate functions.  Estimated acquisition related charges will be approximately $5 million for severance, insurance and professional fees.  The Company anticipates that the acquisition will close in the first quarter of 2003.

Cylink develops, markets and supports a comprehensive portfolio of hardware and software security products for mission-critical private networks and communications over the Internet.  Their solutions offer lower cost deployment and management of secure, reliable private networks.  Their products are also used to enable Internet transactions between business partners and their customers. Cylink is headquartered in Santa Clara, California and has offices worldwide.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk is to fluctuations in foreign currency exchange rates, principally related to the Euro. As of September 30, 2002, the Company’s investment in its Dutch subsidiary was approximately $14.8 million. A 10% change in the average Euro exchange rate for the nine months ended September 30, 2002 would have changed the Company’s reported earnings for the period by approximately $208,000. A 10% change in the September 30, 2002 Euro exchange rate would have changed the Company’s reported currency translation adjustment for nine months ended September 30, 2002 by approximately $323,000.  A 10% change in the average interest rate for the nine months ended June 30, 2002 would have changed SafeNet’s reported interest income by approximately $42,000.

At September 30, 2002, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.

ITEM 4 - CONTROLS AND PROCEDURES

a)                                      Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer.  Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

a)                                      Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits required by item 601 of Regulation S-K:

	2A	Agreement and Plan of Reorganization dated October 30, 2002 by and among SafeNet, Inc., Sapphire Acquisition Corporation and Cylink Corporation	I/B/R (1)
	3A	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001	I/B/R (2)
	3B	By-laws of Registrant	I/B/R (3)
	10A	Employment Contract with Anthony A. Caputo
	10B	Employment Contract with Cees Jan Koomen
	99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

The Company filed a Current Report on Form 8-K on July 16, 2002 in connection with the publication of financial information on the Company’s website and a Current Report on Form 8-K on November 1, 2002 in connection with the signing of the Agreement and Plan of Reorganization with Cylink Corporation.

(1)	Filed as an exhibit to the Form 8-K on November 1, 2002 and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFENET, INC.

November 7, 2002	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO
Chairman, President and Chief Executive Officer

November 7, 2002	/s/ Carole D. Argo
CAROLE D. ARGO
Senior Vice President and Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Anthony A. Caputo, Chairman, President and Chief Executive Officer of SafeNet, Inc. (the “Company”), certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of the Company;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.             The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.             The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFENET, INC.

/s/ Anthony A. Caputo

Date: November 7, 2002	ANTHONY A. CAPUTO
Chairman, President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Carole D. Argo, Senior Vice President and Chief Financial Officer of SafeNet, Inc. (the “Company”), certify that:

1.             I have reviewed this quarterly report on Form 10-Q of the Company;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.             The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.             The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFENET, INC.

/s/ Carole D. Argo

Date: November 7, 2002	CAROLE D. ARGO
Senior Vice President and Chief Financial Officer