Form 10-K
period 2002-12-31
SAFENET INC
filed 2003-03-31
CIK 850313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20634

SAFENET, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1287752 (IRS Employer Identification No.)

8029 Corporate Drive Baltimore, Maryland (Address of principal executive offices)	21236 (Zip Code)

Registrant’s telephone number, including area code: (410) 931-7500

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:

Name of each
Title of each class	exchange on which registered

Common Stock, $.01 par value	Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Rule 12b-2). Yes [x] No [  ]

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the Nasdaq National Market on June 30, 2002 was approximately $97,000,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of this calculation, to be “affiliates” of the registrant. This determination of the affiliate status is not necessarily conclusive.

The number of shares of the registrant’s Common Stock outstanding as of March 28, 2002 was 9,993,907.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s proxy statement for the Annual Meeting of Shareholders, which proxy statement in definitive form will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2002.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements usually contain the words “estimate”, “anticipate”, “expect”, or similar expressions. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties. These uncertainties could cause actual results to differ materially from those expected for the reasons set forth below under Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. SafeNet, Inc. undertakes no obligation to publicly release any revisions to “forward looking statements” to reflect events or circumstances after the date that this report is filed with the Securities and Exchange Commission or to reflect the occurrence of anticipated events.

PART 1

ITEM 1. BUSINESS

COMPANY

SafeNet, Inc. (“SafeNet” or the “Company”), was originally incorporated in Maryland on April 7, 1983 under the name “Industrial Resource Engineering, Inc.” SafeNet reincorporated under the name Information Resource Engineering in Delaware by merging with its subsidiary in March 1989. The Company completed its initial offering in October of 1989 and a secondary offering in October of 1992. On November 1, 2000, the corporate name was changed by a vote of the stockholders to SafeNet, Inc. SafeNet’s executive offices are located at 8029 Corporate Drive, Baltimore, MD 21236. The main telephone line is (410) 931-7500 and website address is www.safenet-inc.com.

The Company has two reportable security business units: hardware, chips, software, and intellectual property designed and manufactured in the United States and Europe for sale to companies that will embed SafeNet’s products into their products for ultimate sale to end-users (“Embedded Security Division”), and hardware, software, and network security systems designed and manufactured in the United States for direct sales to end-users (“Enterprise Security Division”).

In February 2003, SafeNet completed its acquisition of Cylink Corporation (“Cylink”), a California Corporation which developed, manufactured, marketed, and supported a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communication over the Internet and private networks. Operations of Cylink were integrated into the Enterprise Security Division of SafeNet and function as part of that business unit. This acquisition will have a significant impact on the Company’s business operations going forward. As the transaction closed subsequent to December 31, 2002, the Cylink acquisition has not been considered in the Company’s discussion of its business as of and for the year ended December 31, 2002. However, due to its significance to the Company’s business, a discussion of the Cylink acquisition and its anticipated impact is included at the end of Item 1. Business.

Also in February 2003, SafeNet acquired substantially all the assets of Raqia Networks, Inc. ("Raqia"), a development stage company, consisting primarily of technology-related intangible assets. Total consideration paid by SafeNet was 389,640 shares of SafeNet common stock with an estimated value of $6.7 million plus $805,000 in cash. SafeNet had previously invested $1.0 million in Raqia. The Company will obtain an independent valuation of the acquired assets, in order to allocate the purchase price during the first quarter of 2003.

In January 2002, SafeNet acquired Pijnenburg Securealink, Inc. (“Securealink”), a Delaware Corporation primarily engaged in the manufacture of security chips for e-commerce transactions through its European subsidiary. Securealink develops, markets and sells security chips and intellectual property, primarily in Europe and Asia. As a result of the acquisition, SafeNet has broadened its market with the addition of new technologies and a larger presence in Europe. The operations of Securealink were integrated into SafeNet’s Embedded Security division.

GENERAL

Overview

SafeNet delivers a widely deployed Virtual Private Network (VPN) technology for secure business communications over the Internet, offering both Original Equipment Manufacturer (OEM) technology and end-user products for VPN and e-commerce applications. SafeNet security solutions offer competitive advantages to SafeNet customers by lowering the cost of deploying and managing secure, reliable private networks, while enabling use of VPNs over the Internet for trusted transactions with business partners, customers, and staff.

A VPN is a communications system that uses strong encryption and authentication to create private “tunnels” through the Internet or other shared, public networks, allowing businesses to take advantage of the lowest cost network without exposing their business communications. VPN technology has been a core competency of SafeNet for over a decade and remains a principal focus of the Company.

Since it began business in 1983, SafeNet has been providing network security solutions worldwide for financial, enterprise, telecommunications, and government use. SafeNet’s SecureIP TechnologyTM has enjoyed broad market acceptance through both the enterprise and OEM VPN markets. Organizations that depend on robust security for all communications have been enabled with SafeNet technology for years. Through customer engagements with organizations such as the U.S. Department of Defense, the U.S. Department of State, Internal Revenue Service, the U.S. Department of the Treasury, the Federal Reserve Bank, the U.S. Social Security Administration, and Citibank, SafeNet has gained over 19 years of direct experience developing, deploying, and managing network security systems for Fortune 500 companies and government organizations around the world.

SafeNet has positioned its VPN technology as a provider of choice for leading Internet infrastructure manufacturers, semiconductor developers, service providers, and security vendors, licensing its de facto standard remote access software to thirty-five leading OEM manufacturers including four of the six leading VPN appliance manufacturers. Customers include Microsoft, Cisco Systems, Texas Instruments, ARM, Samsung, NETGEAR, NEC Corporation, Nokia, ZyXEL, Watchguard, Sonicwall and Netscreen. With SafeNet securing the infrastructure of today’s e-business communications, the Company is opening new markets for interoperable, secure, and deployable VPN communications.

SafeNet has taken its vision—to offer a simple, cost-effective approach to Internet security—and become an innovator in the Internet security marketplace, using its expertise to identify and develop emerging security technologies. In 1995, SafeNet introduced the first Internet VPN and has sought to educate the market and develop leading-edge technology to bring VPNs into the mainstream and make security on the Internet a reality for business.

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

At the same time, after the incidents of September 11th, the need to provide the U.S. Government and infrastructure organizations with an even higher level of security has created yet another challenge for SafeNet. The Company has developed new technologies such as Federal Information Processing Standards (FIPS) certification and the Advanced Encryption Standard (AES algorithm), aimed at supporting the nation’s homeland security efforts. In today’s corporate environment, it is imperative that organizations have options to protect their businesses through high assurance security technology and at the same time follow the U.S. guidelines through its homeland security directives.

SOFTWARE HIGHLIGHTS

During this past fiscal year, SafeNet was awarded a contract to provide a government-specific version of SafeNet’s new high assurance software, HighAssurance™ Remote, making it available for any U.S. Government department, agency, or command to use for remote access and secure communications through a SafeNet-hosted website exclusively for government employees to download the software. SafeNet announced the availability of this HighAssuranceTM Remote access VPN client in November 2002. HighAssuranceTM Remote is based on SafeNet’s de facto standard VPN software product, SoftRemote, licensed to thirty-five leading OEM manufacturers.

SafeNet announced the availability of SoftRemotePDA™ for the Pocket PC 2002. Compatible with any portable, handheld device using Pocket PC 2002, such as the Compaq iPAQ and Casio Cassiopeia®, SoftRemotePDA for the Pocket PC 2002 secures end-to-end connections between Pocket PC handheld devices and the corporate network.

NEC Solutions America licensed SafeNet’s leading VPN remote access client, SoftRemote®. NEC Solutions America will resell SoftRemote to its customers for wireless LAN (WLAN), 802.11, and handheld security applications.

The Company licensed a new version of SafeNet’s SoftRemote® VPN software to Microsoft Corporation. This new version of SafeNet VPN client software will support the IETF standard L2TP/IPSec VPN protocol for users of Microsoft Windows 98, Windows Millennium Edition, and Windows NT Workstation desktop operating systems.

During fiscal year 2002, the newest version of SafeNet’s de facto standard VPN client software SoftRemote® was introduced. SoftRemote 8.0, with Microsoft® Windows® XP compatibility and support for Network Address Translation (NAT) Traversal, becomes the only VPN client on the market today that offers compatibility with all Microsoft Windows operating systems along with other advanced features and extensive interoperability.

SILICON HIGHLIGHTS

During the Company’s fiscal year 2002, SafeNet introduced a new product, SafeXcel-1141. A next generation step from the SafeXcel-1140, the SafeXcel-1141, now offering DES, Triple DES, and AES algorithms, is a highly integrated VPN security co-processor optimized for a variety of products such as routers, gateways, DSL/Cable modems, wireless access points, and firewalls. SafeNet believes the SafeXcel-1141 is poised for a leading position among security processors, because it provides the optimum price versus performance point for broadband and wireless applications. SnapGear, Inc., a leading manufacturer of VPN firewall appliances for the small to medium enterprise market, selected SafeNet’s Momentum Series SafeXcelTM-1141 chip for its new VPN appliances. These appliances are intended for larger enterprise use with throughputs up to 10 Mbps.

ZyXEL Communications, the world’s leading xDSL Router Manufacturer (Gartner Dataquest, July 2001) selected the SafeXcel-1140 chip for its ZyWALL 50 security gateway, used for the small-office-home-office (SOHO) market.

During the fiscal year 2002, SafeNet introduced a new silicon product, the SafeXcel™-1741. The SafeXcel-1741 offers high performance Triple DES and AES algorithms in a highly integrated VPN security co-processor. Ideal for broadband applications including routers, gateways, DSL/cable modems, wireless access points, and firewalls for remote or branch offices, the SafeXcel-1741 improves performance up to 260 Mbps IPSec packet throughput for ESP packets (AES and SHA-1).

NETGEAR chose the Company’s SafeXcelTM-1741 security co-processor to provide security to its new Wireless Firewall Router device—a router device that establishes IPSec-based VPN tunnels over the wireless LAN and multiple tunnels over the WAN connection, so that small businesses can have a completely secure and cost-effective network solution. During the same time, NEC Corporation also chose the SafeXcelTM-1741 to secure its FTTH connections, deploying the chip in its IX2010 access router for corporate networks.

SafeNet also announced the availability of its VPN InterOp Toolkit, making SafeNet the only security vendor that can offer one complete security solution. The VPN InterOp Toolkit allows IPSec, Internet Key Exchange (IKE), and Public Key Infrastructure (PKI) functionality to be quickly integrated in networking appliances such as gateways, DSL/Cable modems, routers, wireless access devices, storage devices, and SOHO boxes.

Early in fiscal year 2002, SafeNet announced the availability of the SafeXcel-810 chip for secure smart card readers. The SafeXcel-810 chip is an integrated circuit (IC), which was originally developed by Securealink, designed for stand-alone smart card readers and keyboards with built-in readers. This chip has been selected by multiple customers who are actively integrating it into their own product lines.

INTELLECTUAL PROPERTY HIGHLIGHTS

During SafeNet’s fiscal year 2002, the Company continued selling its technology to semiconductor manufacturers in the form of intellectual property called EmbeddedIP™. The result of this development led to licensing contracts to leading companies including ARM Limited. ARM licensed the cryptographic acceleration offered by the SafeNet EIP-25 together with its ARM core to its technology partners for use in a variety of applications, including wireless chipsets and smart cards.

PARTNERSHIP HIGHLIGHTS AND ACQUISITIONS

In January 2002, SafeNet acquired Securealink, which is engaged in the manufacture of security chips for e-commerce transactions through its European subsidiary. Securealink develops, markets and sells security chips and intellectual property, primarily in Europe and Asia. As a result of the acquisition, SafeNet has broadened its market with the addition of new technologies and a larger presence in Europe.

During fiscal year 2002, SafeNet entered into a joint development and marketing agreement with Raqia. Under the agreement, SafeNet also made a minority investment in Raqia. In February 2003, SafeNet acquired substantially all of the assets of Raqia, a development stage enterprise, for a purchase price of 389,640 shares of SafeNet common stock valued at approximately $6.7 million and $805,000 in cash. SafeNet intends to integrate the assets purchased from Raqia to create what SafeNet believes to be the industry’s most secure and comprehensive systems-on-chip, co-processors, and accelerator cards.

SafeNet announced a strategic alliance with Phoenix Technologies Ltd. (Nasdaq: PTEC), a global leader in device-authenticated software products for connected digital devices. Under the agreement, SafeNet and Phoenix will link together their market leading products to seek to create what SafeNet believes to be the industry’s most secure VPN software and services.

PalmSource, Inc. selected SafeNet as a VPN security partner in 2002. SafeNet and PalmSource have been collaborating in recent months on VPN security for wireless devices, including a license agreement for PalmSource to distribute an evaluation version of SoftRemotePDA™ for the Palm OS® 5 platform to licensees. Licensees will then be able to license the VPN client from SafeNet for distribution with their Palm Powered products.

SafeNet believes the acquisition of Cylink, which closed in February 2003, strengthens SafeNet’s current activities, adds an impressive base of new government customers, and further expands the scope of the Company’s product line. The Cylink organization is experienced in providing encryption appliances to major government and financial organizations seeking to add strong security to their products and looking for an easy, cost effective migration from costly WAN technology to more cost effective VPN technology. Cylink is being integrated under the SafeNet brand and will continue to focus on its core area of expertise in order to better serve SafeNet’s government and financial enterprise customers.

INDUSTRY BACKGROUND

The VPN Market

A VPN is a communications system using strong encryption that creates a private “tunnel” through the Internet and other communications systems, assuring authentication of users and privacy of information. This allows businesses to use the lowest cost network without exposing their business communications. A VPN can allow an organization’s employees to access company-confidential information over an Intranet or Extranet, or allow trading partners access to a company Extranet for secure business-to-business electronic commerce applications. A leading market research firm predicts that by the year 2008 the sales of VPN products and services will reach $1.8 billion.

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

With the increasing use of public and private communications networks and the ability of different types of computers to communicate with each other, data integrity and security have gained increased importance. Secure VPNs have three key uses: secure remote access, secure site-to-site connections, and secure Extranet connections.

SafeNet management believes that the market for security systems and products providing VPN solutions has grown over the last several years due to an increase in the use of the Internet for business communications and electronic commerce applications such as work-at-home arrangements or telecommuting, electronic mail, satellite offices connected to a central computer, electronic funds transfer, electronic data interchange with clients, suppliers, and business customers, and numerous other arrangements. The popularity and associated usage of the Internet has increased the requirements for VPN technology and products to ensure secure “intra” and “inter” company communications.

VPNs are facilitating the growth of e-business and business-to-business online applications. Growth in this area has been significant and SafeNet management believes it will continue to grow in the future.

PRODUCTS

SafeNet’s VPN technology and product offerings include software and hardware products, dedicated solutions, and embedded technology for the OEM market.

SecureIP Technology™

SecureIP Technology™ is the core technology that is at the heart of all SafeNet solutions and products. Delivered in the form of computer chips, plug-in boards, software modules, and intellectual property, SecureIP Technology™ provides the building blocks for security implementation that enable organizations to use the Internet and other shared networks for secure communications. SecureIP Technology™ is sold in the following packages:

EmbeddedIP™

EmbeddedIP™ is the streamlined delivery of SafeNet SecureIP Technology™ for availability to OEM developers, semiconductor developers, and technology integrators. EmbeddedIP™ is available for license in IP cores or blocks —whereby selected elements of the VPN encryption technology can be adapted in single or multiple implementations. This allows OEMs to incorporate selective blocks in their own ASICs or processors to allow for very cost-effective, high throughput, low power-consuming designs. EmbeddedIP can be licensed in the following implementations:

•	Encryption Engines: DES/3DES, AES;

•	Hash Engines: SHA-1, MD5;

•	Packet Engines: IPSec, MPPE;

•	Public Key Accelerators: RSA, DSA, and Diffie-Hellman;

•	Entropy based True Random Number Generator (RNG).

SafeXcel™

SafeXcel™ is SafeNet’s silicon product line for OEM developers looking for embedded, accelerated security. SafeXcel chips are separated into the Momentum Series (up to 100 Mbps), the Velocity Series (100 Mbps to 1 Gbps), and the Reliance Series (1 Gbps and higher). The SafeNet silicon product line includes high-performance ICs and privacy products for both IPSec and SSL encryption. Announced SafeXcel chips include the following: SafeXcel-1140, SafeXcel-1141, SafeXcel-1741, SafeXcel-2010, SafeXcel-2141, SafeXcel-ISES, SafeXcel-306, SafeXcel-317, SafeXcel-318, and SafeXcel-810.

SafeXcel™ Cards

SafeXcel™ Cards are plug-in PCI boards that provide cryptographic throughput and acceleration for operations such as encryption, hashing, public key computations, key negotiation, signatures, and random number generation. Announced SafeXcel Cards include SafeXcel 140-PCI, SafeXcel 141-PCI, SafeXcel 171-PCI, and SafeXcel 241-PCI.

SoftIP™

SoftIP™ is the SafeNet software product line that includes the remote access client, SoftRemote®, and the latest version, HighAssurance™ Remote. Other software products include SoftRemoteLT for 802.11 applications, SoftRemotePDA for the Palm OS and SoftRemotePDA for the Pocket PC 2002 for handheld portable devices, and SoftRemote® Policy Manager, for complete deployment and management of SoftRemote clients.

CGX Security Platform

The CGX Security Platform is a next-generation, integrated, security environment providing a single, easy solution for building encryption-based security systems. The CGX Security Platform, the embodiment of over 19 years of encryption expertise, is a complete environment in which OEMs can build any type of encryption product. SafeNet believes Platform brings a significant advantage to OEM developers by accelerating time to market, reducing development costs, and providing a system-level implementation of encryption technology. With its flexibility, standalone software, and security hardware, entire security systems can be easily developed.

SafeEnterprise™

SafeEnterprise™ is SafeNet’s enterprise product line that integrates the full range of Internet security needs, such as access control, encryption, user authentication, message authentication, and policy management. SafeEnterprise is intended for large government and financial institutions that require a high level of strong and proven security technology. During fiscal year 2002, SafeNet introduced a high assurance security product line within the SafeEnterprise product category, which includes its HighAssurance Remote access client software, and the HighAssurance 2000 Gateway, a rebranding of the NetHawk VPN Gateway acquired through Cylink. The SafeEnterprise system consists of two client products (SafeNet Soft/Smart™ and SafeNet SoftRemote®) for remote access, a high performance gateway (SafeNet Speed™), and a centralized security management system, providing comprehensive security in an easy-to-use, scaleable solution (SafeNet Security Center). SafeNet Security Center includes three levels of management systems and can also be utilized through a Managed VPN Service program.

Along with these products, SafeNet added three encryptor products through the Cylink acquisition, for leased line encryption. The SafeEnterprise Frame Encryptor, the SafeEnterprise ATM Encryptor, and the SafeEnterprise Link Encryptor are technology for enterprise-wide LAN-to-LAN, data sharing and client-server applications. They combine the advantages of circuit and packet switched services with low latency.

Finally, with the acquisition of Cylink, SafeNet has added PrivaCy Manager, to be enhanced and rebranded SafeEnterprise Security Management Center (SMC), to its line of management tools. This management center will allow SafeNet customers to manage all aspects of their WAN and VPN networks and will allow for easy migration from WAN to VPN technology.

PRODUCT DEVELOPMENT

SafeNet conducts product development activities to increase the size of its available market through broader product offerings and to reduce the cost of its products, resulting in more competitive pricing and/or better operating margins.

The VPN market, in its growth period, will be continually looking for products that offer the strongest encryption and the fastest throughput. The Company will continue to devote resources to the latest VPN technology to meet the increasing demands of the market.

PRODUCT DESIGN STANDARDS

VPN security technologies are utilized by SafeNet to provide secure communication over public networks, including the Internet. This security technology provides selective access to computer networks, prevents electronic eavesdropping or alteration during electronic data transmission, provides message authentication confirming that messages are received in unaltered form, and enables user authentication and digital signatures verifying the identity of the message sender and limiting computer access to authorized users. SafeNet offers a choice of encryption algorithms to provide the level of network security appropriate for each client application.

All of SafeNet’s network security systems and products comply with the following general product design standards:

Standards Compliance

SafeNet’s policy is to offer products based upon encryption algorithms that have been approved as industry and government standards, providing SafeNet’s clients assurance that they are using products that meet commercial reasonability tests. This includes FIPS certification as well as a move to Common Criteria.

Network Compatibility

SafeNet’s systems and products contain sufficient intelligence to accommodate the specific communication protocols employed by complex computer networks, including support for Frame Relay, Dial Asynchronous, leased line, X.25, Bisync and Internet protocol-based networks.

Interoperability

SafeNet management believes the market opportunity for VPN technology and products increases when vendors’ product offerings become interoperable. SafeNet’s commitment to the IPSec standard and multi-vendor interoperability is utilized in existing and planned product offerings.

Ease of Use

SafeNet believes that users of its products, while concerned that their data is secure, do not wish to be required to take specific actions to achieve secure status. Therefore, our products are designed to function without user involvement, thus offering an extremely high level of ease of use.

Ease of Management and Administration

SafeNet has extended its ease of use concept to the policy management of its most widely deployed client, SafeNet SoftRemote®. The SoftRemote® Policy Manager is a Windows-based application that simplifies deployment of all versions of SafeNet SoftRemote® and enables centralized management of security policies.

Price Performance Criteria

SafeNet believes that in order for clients to invest in encryption technology, its products must be implemented cost effectively. As such, our development staff follows a design approach similar to that used with consumer electronics products that are designed for low manufacturing cost.

Encryption Algorithms

At present, SafeNet’s products employ a variety of encryption algorithms including the Advanced Encryption Standard (AES), U.S. Government Triple Data Encryption Standard (“TDES”), Single DES, RSA Data Security Inc. Encryption Standard (“RSA”).

SALES AND MARKETING

Sales

SafeNet has continued to sell through both direct sales and indirect distribution channels in order to expand worldwide sales coverage. In North America, in addition to direct sales, the Company sells products primarily through Value Added Resellers (VAR) and Original Equipment Manufacturers. With the acquisition of Cylink, the VAR partner program expanded to include channel partners in South America, Asia, Europe, the Middle East, and Africa. In Europe, SafeNet products are sold through a direct sales force, which expanded with the acquisition of Cylink to include an office in the UK and Singapore. Outside of such territories, SafeNet products are sold through distributors of communication or information security products. A global sales organization provides support for these distribution channels. OEM sales efforts are sold through partners and direct sales.

As a result of the acquisition of Cylink, the Enterprise Security Division expanded its sales concentration into financial and other commercial markets, while continuing to concentrate on U.S. Government and Homeland Security efforts. This was accomplished through the addition of several domestic offices in Virginia and New Jersey.

Marketing

SafeNet continued its initiative of branding the company in Europe and Asia and strengthening its leadership position with a strong marketing presence.

SafeNet began the year 2002 continuing as a leader in the VPN market. Through a presence at large tradeshow events like RSA Security Conference in San Jose, California, and E-Gov in Washington, DC, SafeNet continued to show its strong security brand. With exhibitions at shows like CEBIT 2002 in Hanover, Germany, SafeNet began to expand its brand awareness to the large European markets. During 2002, SafeNet increased it corporate web presence and e-commerce capabilities, which resulted in an over 150% increase in the web sales of its software client.

Beginning in January 2002, SafeNet continued to broaden its brand with the acquisition and rebranding of Securealink B.V. (“SafeNet, B.V.”), a fabless semiconductor company in the Netherlands, and the opening of a new sales office in Switzerland, operating as SafeNet AG. Efforts were made to gain brand awareness in Europe through leveraging the reputation and product offerings of the new Holland operations in Vught, the Netherlands.

SafeNet’s marketing program also continued lead generation and increased coverage of SafeNet’s technology and products in leading trade publications. The Company increased emphasis on developing awareness of the SafeNet brand through public relations efforts and joint marketing arrangements with our strategic partners. SafeNet also increased its use of direct marketing programs through email, direct mail, and web-based promotions. The Company instituted processes to ascertain the requirements of existing and prospective end-user and OEM customers. The Company’s success in embedding its technology in leading networking vendors’ products has helped gain market awareness. SafeNet will continue its endeavor to co-brand SafeNet technology with industry leaders to increase market awareness.

CLIENT SUPPORT AND PRODUCT WARRANTIES

SafeNet provides support for clients through a staff of support engineers knowledgeable in both SafeNet’s network security systems and products, and complex computer networks. In addition to supporting clients, this group of engineers performs system level quality assurance testing of new products and product enhancements. SafeNet provides client telephone support, including 24 hour a day “hot line” support. In addition, the Company offers on-site training, installation, and trouble-shooting services, generally on a fee basis.

SafeNet provides limited warranties on its hardware products for one year upon delivery of the product. After warranty expiration, clients may purchase an extended warranty support contract. This contract extends warranty service for an additional one-year period, providing repair or replacement of defective products and telephone support. SafeNet also offers support on a time and materials basis.

MANUFACTURING AND INVENTORY

SafeNet’s inventory and current manufacturing operations are performed by a contract manufacturer, EIT, Inc., working under SafeNet's direction. The outsource operations include engineering prototypes, pre-production runs, full turnkey boxbuilds, and product drop shipments. SafeNet designs and develops all key components of our products; printed circuit boards, software, and our proprietary ASICs (Application Specific Integrated Circuit), which are fabricated by contract foundries. SafeNet also designs, specifies and monitors all the testing required to meet our internal and external quality control guidelines. SafeNet's legacy products and product lines are handled by other contract manufacturers with the appropriate product knowledge base. Outsourcing allows SafeNet to reduce fixed overhead and personnel costs and provides greater flexibility to match product and market demands.

In January 2003, Cylink transferred substantially all of its inventory and manufacturing operations to EIT, Inc.

COMPETITION

The VPN market is highly competitive and subject to rapid technological changes. SafeNet believes that competition in this market is likely to intensify as a result of increasing demand for Internet security technology and products. There are several companies in this field that have been established longer than SafeNet, and have greater financial, research, service support, and marketing resources than those of SafeNet. There are also a number of other hardware and software data encryption methods and security technologies on the market which compete with our products.

SafeNet management believes that the principal competitive factors affecting the VPN market include standards compliance, quality/reliability, technical features, network compatibility, ease of use, client service and support, distribution and price. Although SafeNet believes its technology and products currently compete favorably with respect to such factors, there can be no assurance that SafeNet can maintain its competitive position against current and potential competitors.

If the VPN market continues to develop, it will likely be characterized by rapid advances in technology and new products that could render the existing technology upon which SafeNet’s technology and products are based less competitive. However, the Company believes that its core technology will be the basis for future product offerings in the years to come. This risk will increase to the extent that our competitors include manufacturers of computer equipment and Internet appliances to which our products relate, since such manufacturers may be in a better position than SafeNet to develop security products in anticipation of developments in their computer equipment.

PATENTS AND INTELLECTUAL PROPERTIES

Between 1996 and 2002, SafeNet was awarded seven United States Patents covering cryptographic key management, kernel mode protection, key recovery schemes, portable encrypting and authenticating network interface devices, such as modems. The patents provide SafeNet with ownership rights to a technology that SafeNet believes will be critical to the growth of computer networks, such as the Internet. The patents cover our SafeXcel chips, CGX Security Platform, SafeNet Dial and the AX400. Additional domestic and foreign patent applications, which cover the same products and technology, as well as additional EmbeddedIP product offerings, are pending.

SafeNet has acquired the rights to license a United States Patent for a self-authenticating fingerprint identification card for certain computer security and financial applications. Under the license agreement, SafeNet pays to the licensor a royalty on each sale or license of products that contain the patented technology.

The computer software source codes, which are essential elements of SafeNet’s products, are the proprietary trade secrets of and are copyrighted by SafeNet. The protection of proprietary technology and information developed by the Company will be limited to such protection as it may be able to secure pursuant to trade secret or copyright laws or under any confidentiality agreements into which SafeNet may enter. SafeNet owns federally registered trademarks for the SafeNet name and for certain of its products; however, there is no assurance as to the validity, enforceability, or lack of infringement of such trademarks.

At present, SafeNet is a party to confidentiality agreements with its officers, directors, and employees. There can be no assurance that the scope of any such protection SafeNet is able to secure will be adequate to protect its proprietary information, or that SafeNet will have the financial resources to engage in litigation against parties who may infringe such proprietary technology or copyrights. In addition, there can be no assurance that others will not develop similar technology independent of SafeNet.

SafeNet believes that its products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

EMPLOYEES

As of March 3, 2003, SafeNet had 215 employees, of whom 17 are engaged in production and quality control, 25 in administration and financial control, 112 in engineering, development, and client support, and 61 in marketing and sales. SafeNet employs 165 employees in the United States, 39 employees in the Netherlands, 8 employees in

United Kingdom, and 3 employees in Singapore. Approximately 65 of those employees are from the acquisition of Cylink.

RISK FACTORS

SafeNet operates in a rapidly changing environment that involves numerous risks, some of which are beyond our control. The following discussion highlights some of the possible risks.

SafeNet has a History of Losses And May Incur Future Losses

The Company has experienced substantial net losses in four of the last five years, including 2002. As of December 31, 2002, SafeNet had an accumulated deficit of $20,225,000. Although our revenues are subject to fluctuation, SafeNet intends to maintain or increase our expenditures in all areas in order to execute the Company’s business plan. As a result, the Company may incur substantial additional losses. The likelihood of SafeNet’s success must be considered in light of the problems, expenses and delays frequently encountered in connection with new technologies utilized with the transition to an Internet VPN business and the competitive environment in which SafeNet operates. Investors should not consider the Company’s historical results indicative of future revenue levels or operating results. SafeNet can neither give assurance that it will operate profitably in the future nor that the Company may sustain profitability if it is achieved.

Risk of Integrating Recent Acquisitions or Other Future Acquisitions

On February 6, 2003, SafeNet acquired Cylink, a manufacturer of security appliances and software for securing the Internet and private network communications. SafeNet expects this acquisition to facilitate the Company’s growth in the enterprise systems aspects of the business through access to a broader range of government and commercial enterprise customer accounts, a broader and more complete product offering, and the fortified support of SafeNet’s key government and financial customers.

Also, on February 27, 2003, SafeNet acquired substantially all the assets of Raqia, a development stage company, consisting primarily of technology-related intangible assets. In addition, the Company may from time to time pursue other acquisitions of businesses that it believes compliments or expands its existing business, including acquisitions that could be material in size and scope.

The acquisitions of Cylink and Raqia and other future acquisitions involve various risks, including:

•	Difficulties in integrating the operations, technologies, and products of the acquired company;

•	The risk of diverting management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Risks of entering markets in which SafeNet has no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenues to offset increased expenses associated with the acquisition;

•	The potential loss of key employees of the acquired company.

There can be no assurance that the Company’s acquisitions of Cylink and Raqia, or other businesses, will be successful and will not materially adversely affect SafeNet’s business, operating results, or financial condition. The acquisition of Cylink in particular will have a significant impact on the Company’s business operations going forward and failure to integrate this acquisition effectively could have a material adverse effect on the Company’s business and operating results. SafeNet must also manage any growth resulting from such acquisitions effectively. Failure to manage such growth effectively and successfully integrate the acquired company’s operations could have a material adverse effect on SafeNet’s business and operating results.

Quarterly Operating Results May Fluctuate and Future Revenues and Profitability Are Uncertain

SafeNet has experienced significant fluctuations in its quarterly operating results and anticipates continued substantial fluctuations in its future operating results. A number of factors have contributed to these quarterly fluctuations including:

•	Market acceptance and demand for SafeNet products;

•	Length of sales cycle including the size, timing, cancellation, or delay of customer orders;

•	Introduction of new products and product enhancements by SafeNet or its competitors;

•	Market acceptance of new products introduced by SafeNet or its competitors;

•	Budgeting cycles of customers;

•	The timing and execution of individual contracts;

•	The product mix sold in a given quarter;

•	Changes in the percentage of revenues attributable to OEM license fees and royalties;

•	Length of time required by OEM’s to embed SafeNet products into their products which generate royalties to the Company;

•	The percentage of products sold through the SafeNet direct sales force and its indirect distribution channels;

•	Product development expenses;

•	Business combinations and asset acquisitions as well as business disposals

•	Competitive conditions in the industry;

•	Changes in general economic conditions.

The Company’s expenses are based, in part, on its expectations regarding future revenues, and are largely fixed in nature, particularly in the short-term. SafeNet may be unable to predict future revenues accurately or to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to expectations could cause significant declines in quarterly operating results.

Due to all of the foregoing factors, SafeNet’s quarterly revenues and operating results are difficult to forecast. Therefore, management believes that period-to-period comparisons of the Company’s operating results will not necessarily be meaningful, and investors should not rely upon them as an indication of future performance. Also, it is likely that operating results will fall below expectations and the expectations of securities analysts or investors in some future quarter. In such event, the market price of SafeNet common stock could be materially adversely affected.

Risks of Changes in Technology and Industry Standards

The network security industry is characterized by rapid changes, including evolving industry standards, frequent new product introductions, continuing advances in technology, and changes in customer requirements and preferences. SafeNet expects technological developments to continue at a rapid pace in the computer and communications industries, and there can be no assurance that technological developments will not cause the Company’s technology to be rendered obsolete or non-competitive.

Future SafeNet products may not keep pace with technological changes implemented by competitors, developers of operating systems or networking systems, or persons seeking to breach network security. The introduction of new technologies could also require the Company to invest in research and development at much higher rates with no assurance of developing competitive products. Changes in technologies or customer requirements may also cause the development cycle for new products to be significantly longer than the Company’s historical product development cycle, resulting in higher development costs or a loss in market share. SafeNet products may not satisfy evolving preferences of customers and prospects. Failure to develop and introduce new products and improve current products in a timely fashion could adversely affect the Company. Because of the complexity of SafeNet products, which operate on or utilize multiple platforms and communications protocols, the Company has from time to time experienced delays in introducing new products and product enhancements primarily due to development difficulties or shortages of development personnel. There can be no assurance that the Company will not experience longer delays or other difficulties that could delay or prevent the successful development, introduction, or marketing of new products or product enhancements.

The loss of a commercial customer that accounted for a significant portion of SafeNet’s revenues during 2002 could have a material adverse effect on SafeNet’s business and results of operations.

SafeNet has one commercial client that accounted for 41% of its consolidated revenues for the year ended December 31, 2002. A loss of this customer or significant cutback in its orders for SafeNet’s products would have a material adverse effect on SafeNet’s business and results of operations. In 2003, this customer announced the selection of a different vendor to supply some of its next generation chip technology, for which SafeNet had previously been the sole provider. SafeNet’s business continues to evolve in an effort to reduce to significant customer exposure through the introduction of new customers and more products. This customer continues to be a major revenue source for SafeNet.

Restrictions on the Export of Some SafeNet Products.

Currently SafeNet sells products internationally and intends to continue to expand relationships with international distributors and resellers. International sales and operations could be subject to the following risks:

•	The imposition of governmental controls;

•	Export license requirements;

•	Restrictions on the export of critical technology;

•	Trade restrictions;

•	Changes in tariffs.

Some SafeNet network security products are cryptographic devices and are subject to the export restrictions administered by the Bureau of Export Control, U.S. Department of Commerce. These restrictions permit the export of encryption products based on country, algorithm, and class of end-user. They prohibit the export of encryption products to a number of countries and to business entities that are not included in a range of end-users. There is no assurance, however, that the applicable regulations or policies concerning the export of such technology will not become more restrictive. SafeNet foreign distributors may also be required to secure licenses or formal permission before encryption products can be imported.

Facing Intense Competition

The security industry is relatively new, highly competitive, and subject to rapid technological changes. SafeNet’s success will depend, in large part, on its ability to establish and maintain an advantageous market position. The Company currently competes with companies that have substantially greater financial resources, sales and marketing organizations, market penetration, and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. SafeNet management expects to face increasing competitive pressures from current competitors and new market entrants. This competitive risk will increase to the extent that competitors begin to include software vendors, network providers, and manufacturers of networking and computer equipment and communication devices. These manufacturers and network providers may be in a better position to develop security products in anticipation of developments in their products and networks. Competitive factors in the VPN market include:

•	Standards compliance;

•	Product quality and reliability;

•	Technical features;

•	Product ease of use;

•	Network compatibility;

•	Client service and product support;

•	Distribution;

•	Price.

There can be no assurance that the Company can continue to compete successfully against new or existing competitors.

Market Consolidation May Create More Formidable Competitors

There has been substantial consolidation in the information security industry, and SafeNet expects that there will be significant additional consolidation in the near future. As a result of that increasing consolidation, the Company expects that it will increasingly compete with larger firms that have broader product offerings and greater financial resources. SafeNet management believes that such competition may have a significant negative effect on current and developing collaborative, marketing, distribution and reselling relationships, product pricing and product development budget and capabilities. Any of those negative effects could significantly impair the Company’s financial condition and results of operations.

Risk of Inadequate Protection for SafeNet Proprietary Technologies

SafeNet’s success and ability to compete is dependent, in part, upon the Company’s ability to maintain the proprietary nature of its technologies. SafeNet relies on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to protect its proprietary technology. Although SafeNet holds several patents and has several pending patent applications that cover certain aspects of the Company’s technology, such patents, and patent applications do not protect some of SafeNet’s security products. Current and future patent applications may not be granted. Additionally, current patents may not be broad enough to protect the core technology critical to SafeNet security products.

Confidentiality agreements and other methods on which SafeNet relies to protect its trade secrets and proprietary information and rights may not be adequate to protect all proprietary rights. Litigation to defend and enforce the Company’s intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on financial conditions and results of operations regardless of the final outcome of such litigation. Despite SafeNet’s efforts to safeguard and maintain its proprietary rights, it may not be successful in doing so or the steps taken by the Company in this regard may not be adequate to deter misappropriation or independent third-party development of SafeNet technology or prevent an unauthorized third party from copying or otherwise obtaining and using SafeNet products, technology, or other information that the Company regards as proprietary. SafeNet trade secrets or non-disclosure agreements may not provide meaningful protection of its proprietary information. Also, others may independently develop similar technologies or duplicate any technology developed by SafeNet. The Company’s inability to protect its proprietary rights would have a material adverse effect on its financial condition and results of operations.

Further, as the number of network security products in the industry increases and the functionality of these products further overlaps, SafeNet may become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. Third parties could assert infringement or misappropriation claims against the Company in the future with respect to current or future products. SafeNet may also be subject to additional risks as the Company enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of its rights may be ineffective in such countries, and technology developed in such countries may not be protected in jurisdictions where protection is ordinarily available. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management’s attention, which could have a material adverse effect on its financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company’s financial condition and results of operations.

Risks Relating to Evolving Distribution Channels

SafeNet relies on both our direct sales force and an indirect channel distribution strategy for the sale and marketing of its products. The Company’s sales and marketing organization may be unable to successfully compete against the more extensive and well-funded sales and marketing operations of certain of its current and future competitors. SafeNet may also be unable to continue to attract integrators and resellers that can market its legacy products effectively and provide timely and cost-effective customer support and service. Additionally, the Company’s distributors, integrators, and resellers may carry competing lines of network security solutions. The loss of important sales personnel, distributors, integrators, or resellers could adversely affect SafeNet.

Risk of Product Development Delays

SafeNet may experience schedule overruns in product development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware, or technologies. Further, when developing new network security products, development schedules may be altered as a result of the discovery of software bugs, performance problems or changes to the product specification in response to customer requirements, technology market developments or self-initiated changes. All of these factors can cause a product to enter the market behind schedule, which may adversely affect market acceptance of the product or place it at a disadvantage to a competitor’s product that has already gained market share or market acceptance during the delay.

Product Liability Risk

The sale and installation of SafeNet’s network security systems and products within the computer networks of its customers and the operation of its SafeNet facility entails a risk of product failure, product liability or other claims. An actual or perceived breach of network or computer security, regardless of whether such breach is attributable to the Company’s products, could adversely affect its reputation and financial condition or results of operations. The complex nature of SafeNet products can make the detection of errors or failures difficult when products are introduced. If errors or failures are subsequently discovered, this may result in delays and lost revenues during the correction process. A malfunction or the inadequate design of SafeNet products could result in product liability claims. Management attempts to reduce the risk of such losses through warranty disclaimers and liability limitation clauses. However, SafeNet may not have obtained adequate contractual protection in all instances or where otherwise required under agreements it has entered into with others.

SafeNet currently maintains product liability insurance. However, the insurance coverage may not be adequate and any product liability claim for damages resulting from security breaches could be substantial. In the event of product liability litigation, insufficient insurance coverage could have a material adverse effect on SafeNet’s financial condition and results of operations. Further, certain customers and potential customers may require minimum product liability insurance coverage as a condition precedent to purchasing SafeNet products. Failure to satisfy such insurance requirements could impede the Company’s ability to achieve product sales, which would have a material adverse effect on its financial condition and results of operations. There is no assurance that such insurance will be available at a reasonable cost or will be sufficient to cover all possible liabilities.

Dependence upon Third Party Suppliers and Contractors

SafeNet relies upon third party contractors for the manufacture of components and sub-assemblies for SafeNet products. There is no assurance that the Company will be able to obtain and/or maintain satisfactory contractual relations with qualified vendors or suppliers. The unavailability of such third parties may substantially decrease SafeNet’s control of the cost, quality and timeliness of the manufacturing process. At present, the Company is not a party to any exclusive supply contracts with third party contractors for its legacy products. All purchases of components or parts for SafeNet products are accomplished by the use of purchase orders issued in the ordinary course of business. While SafeNet has not experienced any significant supply problems in the past, and there have been no materially late deliveries of components or parts, it is possible that in the future the Company may encounter shortages in parts, components, or other elements vital to the manufacture, production, and sale of SafeNet products. The Company’s business would suffer if the supply of such components were interrupted.

Dependence upon Key Personnel

The network security industry is highly specialized and the competition for qualified employees is intense. SafeNet expects this to remain so for the near future. The Company believes its success depends significantly upon a number of key technical and management employees, and upon its ability to retain and hire additional key personnel. The loss of the services of key personnel or the inability to attract additional qualified personnel could materially and adversely affect results of operations and product development efforts. SafeNet may be unable to achieve its revenue and operating performance objectives unless it can attract and retain technically qualified and highly skilled engineers, sales, technical, marketing, and management personnel. Such personnel are particularly important to research and development efforts, where SafeNet employs a large number of technical personnel holding advanced degrees. Further, additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in further departures of SafeNet personnel, which could in turn harm the business and results of operation.

In 2002, SafeNet entered into a five-year employment agreement with Anthony A. Caputo, its Chairman, Chief Executive Officer, and President. However, the Company has not historically provided such types of employment agreements other employees. This may adversely affect the Company’s ability to attract and retain the necessary technical, management, and other key personnel.

SafeNet’s stock price has been and could continue to be volatile.

Market prices for SafeNet’s common stock and the securities of other network security companies have been volatile. Factors such as announcements of technological innovations or new products by SafeNet or by its competitors and market conditions for network security company and other technology stocks in general can have a significant impact on the market for SafeNet’s common stock, which could reduce SafeNet’s stock price regardless of its operating performance.

SafeNet periodically reviews and considers possible acquisitions of companies that it believes will contribute to its long-term objectives. In addition, depending on market conditions, liquidity requirements and other factors, SafeNet considers, from time to time, accessing the capital markets. Such events may also affect the market prices for SafeNet’s common stock and reduce such prices regardless of operating performance.

Anti-takeover provisions in SafeNet’s charter documents and Delaware law could prevent or delay a change in control.

SafeNet’s certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. In addition, certain provisions of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with SafeNet, even if such action were beneficial to some, or even a majority, of SafeNet’s stockholders.

SafeNet Does Not Pay Dividends

The Company has never paid nor declared any cash or other dividends on its common stock since its inception and does not presently anticipate that dividends will be paid on its common stock in the foreseeable future.

SIGNIFICANT BUSINESS ACQUISITION SUBSEQUENT TO DECEMBER 31, 2002

In February 2003, SafeNet completed its acquisition of Cylink. Operations of Cylink were integrated into the Enterprise Security Division of SafeNet and function as part of that business unit. This acquisition will have a significant impact on the Company's business operations going forward.

Cylink developed, manufactured, marketed and supported a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. Cylink's solutions enabled its customers to merge their operations and transactions onto existing networks, maximize network use, reduce the costs of operations and expand their businesses. Cylink's customers included leading Fortune 500 companies, multinational corporations, financial institutions and numerous agencies within the United States Government.

Cylink's solutions offered competitive advantages to its customers by lowering the cost of deploying and managing secure, reliable private networks, while enabling its customers' use of the Internet for trusted transactions with their business partners. Cylink offered "drop-in" hardware encryption products that are easily deployed within its customers' existing high-speed data networks known as Local Area Networks, LANs, and Wide Area Networks, WANs, including VPNs, that use the Internet.

Cylink's products were centrally managed by a proprietary software management system. This system allowed Cylink's customers' network security managers to remotely configure and operate all of Cylink's products without risk of tampering by other network operations personnel. In addition, Cylink's public key-based solutions included the NetHawk, which creates a secure VPN for transmitting high-value information. Cylink also offered a unified management platform for all of its security appliances to authenticate these devices, configure their use and centrally manage their operation. Such solutions included Cylink's public key infrastructure, or PKI, for managing the digital identities and privileges of all correspondents on the customer's network. Cylink's products created trust in its customers' networks by securing the access, privacy and integrity of its customers' important information when such information is transmitted over their LANs, WANs, and the Internet.

These products, along Cylink's commitment and focus to customer service and support, will be integrated as a part of SafeNet's industry leading product offerings as well as world class standards of customer service and support. These products will work to build and improve SafeNet's base product mix as well as improve certain technology and software offerings from the SafeNet product family. SafeNet believes that these products provide SafeNet a bridge to the next generation of security solutions. Specifically, Cylink's Nethawk technology is a critical piece of SafeNet's High Assurance Gateway technology line. Cylink's PrivaCy Manager is a critical piece of SafeNet's Security Management Center technology product package bridging WAN and related technology infrastructures to the VPN and Internet environment with minimal costs and maximum benefits.

See Note 16 in the Notes to the Consolidated Financial Statements for further discussion.

PART II

ITEM 2 – PROPERTIES

SafeNet maintains its leased corporate and administrative facilities at 8029 Corporate Drive, Baltimore, Maryland. The building, constructed in 1988, has approximately 25,000 square feet and is also used for SafeNet’s executive headquarters, United States production, and SafeNet Trusted Services facility. The lease, which expires in December 2003, provides for annual increases in rentals during each year of the lease and will require the Company to pay approximately $115,000 in 2003.

Cylink leases approximately 47,000 square feet in Santa Clara, California. The lease, which expires in August 2009, requires annual rental of $1,346,000. SafeNet also holds the lease to the former Cylink ATM Center, comprising approximately 10,000 square feet in Raleigh, North Carolina, which expires in June 2003. We also lease facilities for sales offices in New Jersey, Virginia, North Carolina, Belgium, the United Kingdom and Singapore. We believe that our current facilities are well maintained and are adequate for the foreseeable future.

SafeNet leases approximately 20,000 square feet related to its abandoned administrative and production facilities in Regensdorf, Switzerland. The lease, which expires on December 31, 2003, calls for an annual rental of approximately $348,000.

SafeNet BV leases approximately 13,700 square feet for its operations in Vught, The Netherlands. The lease, which expires on March 31, 2007, requires annual rental of approximately $180,000.

SafeNet also leases office space in Danvers, Massachusetts with annual rent of approximately $99,000.

ITEM 3 – LEGAL PROCEEDINGS

SafeNet is not aware of any material litigation or proceeding, pending or threatened, to which it is or may become a party.

In 1998, Cylink filed amended Quarterly Reports on Form 10-Q for the first and third quarters of 1998 and an amended Annual Report on Form 10-K for the 1997 fiscal year, reflecting restated financial results for those quarters, and for the fourth quarter of 1997. Between November 6, 1998 and December 14, 1998 several securities class action complaints were filed against Cylink and certain of its current and former Directors and officers in federal courts in California. These complaints alleged, among other things, that Cylink’s previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink’s common stock price to rise artificially. The actions variously alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act. The securities class action lawsuits were ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). On October 16, 2002, Cylink entered into an agreement with all plaintiffs in the securities class action lawsuit to settle all claims in the class action for $6.2 million. The settlement amount will be paid entirely from insurance proceeds under insurance policies held by Cylink. The settlement agreement is subject to approval by the United States District Court for the Northern District of California. The court preliminarily approved the settlement agreement on November 12, 2002. A motion by the plantiffs was filed on Feb 24, 2003 and was heard on March 6, 2003. The court requested additional information from Cylink’s litigation expert. The information was provided to the court on March 20, 2003.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on February 5, 2003, to consider and vote upon the merger of Cylink with a wholly-owned subsidiary of SafeNet pursuant to an agreement and plan of reorganization dated October 30, 2002, the issuance of shares of SafeNet common stock pursuant to the merger and related transactions (collectively, the “Merger Proposal”). At the meeting, the stockholders approved the Merger Proposal. There were 4,941,305 shares cast in favor of the Merger Proposal, 65,137 shares cast against the Merger Proposal, and 6,817 shares abstained.

ITEM 5 – MARKET FOR COMMON EQUITY AND RELATED MATTERS

SafeNet’s Common Stock is listed on the Nasdaq National Market under the symbol SFNT. The following table sets forth the quarterly range of per share high and low bid prices for SafeNet’s Common Stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low

2002:
Fourth Quarter	$29.10	$13.05
Third Quarter	21.65	13.32
Second Quarter	16.50	10.37
First Quarter	19.41	9.70
2001:
Fourth Quarter	19.71	5.81
Third Quarter	10.10	5.81
Second Quarter	17.55	7.10
First Quarter	64.69	10.75

On March 28, 2003, the last reported per share sale price of SafeNet’s Common Stock on the Nasdaq National Market was $20.89. As of that date, there were approximately 217 holders of record of the Common Stock and approximately 4,000 beneficial holders of the Common Stock. We have not paid dividends on our Common Stock and intend for the near future to retain earnings, if any, to finance the expansion and development of our business.

ITEM 6 – SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for each of the five years ended December 31, 2002 is derived from our audited financial statements. The selected financial data is qualified by and should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

The accompanying financial data has been restated to reflect the net assets of the disposed operations of GretaCoder Data Systems (GDS) as current assets, non-current assets, and current liabilities of discontinued operations. The following data should be read in conjunction with Note 3 to the Consolidated Financial Statements.

(Amounts in thousands, except per share data)	Year Ended December 31,

	2002	2001	2000	1999	1998

Revenues	$32,235	$16,462	$25,278	$10,565	$11,624
Cost of revenues	8,963	4,525	5,834	4,352	5,527

Gross profit	23,272	11,937	19,444	6,213	6,097

Research and development expenses	8,504	6,118	6,342	4,580	3,446
Sales and marketing expenses	7,341	5,061	4,756	5,251	5,889
General and administrative expenses	4,108	2,203	2,681	2,227	2,292
Write-off in in-process research and development	3,375	—	—	—	—
Amortization of intangibles	1,488	—	—	—	—
(Recovery of) reserve for Cyberguard advance	—	—	(275)	(375)	772

Total operating expenses	24,816	13,382	13,504	11,683	12,399

Operating (loss) income	(1,544)	(1,445)	5,940	(5,470)	(6,302)
Investment income and other expenses, net	669	1,336	1,320	95	232

(Loss) income from continuing operations before income taxes	(875)	(109)	7,260	(5,375)	(6,070)
Income tax benefit, net	(90)	—	—	—	—

(Loss) income from continuing operations	$(785)	$(109)	$7,260	$(5,375)	$(6,070)

(Loss) income from continuing operations per common share
Basic	$(0.10)	$(0.01)	$1.08	$(0.98)	$(1.12)

Diluted	$(0.10)	$(0.01)	$1.01	$(0.98)	$(1.12)

Shares used in computation
Basic	7,730	7,057	6,751	5,504	5,409

Diluted	7,730	7,057	7,195	5,504	5,409

	At December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital	$31,987	$32,385	$33,695	$23,035	$11,081
Intangible assets	13,900	727	1,516	2,107	1,527
Total assets	55,319	39,877	43,106	31,896	18,940
Stockholders’ equity	48,378	35,459	37,723	27,636	15,400

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 3l, 2002 and 2001. All periods’ results have been restated to separately disclose discontinued operations.

(Unaudited – Amounts in thousands, except per share data):

	2002 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

Revenues	$6,154	$7,428	$8,827	$9,826
Cost of revenues	1,953	2,061	2,580	2,369

Gross profit	4,201	5,367	6,247	7,457
Operating (loss) income	(4,016)	222	754	1,496
(Loss) income from continuing operations	(3,742)	246	877	1,834
(Loss) income from discontinued operations	(3,784)	(398)	116	112

Net (loss) income	$(7,526)	$(152)	$993	$1,946

(Loss) Earnings Per Share, Basic:
(Loss) income from continuing operations	$(0.49)	$0.03	$0.12	$0.24

(Loss) income from discontinued operations	$(0.49)	$(0.05)	$0.01	$0.01

Net (loss) income	$(0.98)	$(0.02)	$0.13	$0.25

(Loss) Earnings Per Share, Diluted:
(Loss) income from continuing operations	$(0.49)	$0.03	$0.11	$0.22

(Loss) income from discontinued operations	$(0.49)	$(0.05)	$0.01	$0.01

Net (loss) income	$(0.98)	$(0.02)	$0.12	$0.23

Shares used in computation
Basic	7,677	7,689	7,736	7,824

Diluted	7,677	7,932	8,062	8,625

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2001 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

Revenues	$5,641	$3,134	$3,602	$4,085
Cost of revenues	1,489	1,444	874	718

Gross profit	4,152	1,690	2,728	3,367
Operating (loss) income	648	(1,845)	(448)	200
(Loss) income from continuing operations	1,066	(1,497)	(167)	489
(Loss) income from discontinued operations	(635)	(1,278)	(550)	(990)

Net (loss) income	$431	$(2,775)	$(717)	$(501)

(Loss) Earnings Per Share, Basic:
(Loss) income from continuing operations	$0.15	$(0.21)	$(0.02)	$0.07

(Loss) income from discontinued operations	$(0.09)	$(0.18)	$(0.08)	$(0.13)

Net (loss) income	$0.06	$(0.39)	$(0.10)	$(0.06)

(Loss) Earnings Per Share, Diluted:
(Loss) income from continuing operations	$0.15	$(0.21)	$(0.02)	$0.07

(Loss) income from discontinued operations	$(0.09)	$(0.18)	$(0.08)	$(0.14)

Net (loss) income	$0.06	$(0.39)	$(0.10)	$(0.07)

Shares used in computation
Basic	6,999	7,059	7,079	7,092

Diluted	7,465	7,059	7,079	7,092

During the quarter ended March 31, 2002, the Company recorded a charge of $3,375,000 related to the write-off of in process research and development assets acquired in connection with the purchase of Securealink on January 2, 2002. During that quarter, the Company also recorded a charge of $3,506,000 related to the loss on the disposal of the GDS business.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January 2002, we acquired Securealink. Securealink develops, markets and sells security chips and intellectual property, primarily in Europe and Asia.

In February 2002, management decided to discontinue our Swiss operations at GDS, which was formerly our European operations segment (see note 3 to the audited financial statements). The operating results of the discontinued businesses has been reported in the discontinued operations section of the consolidated statement of operations. The following comparisons of operating results focuses on the continuing operations of the Company.

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

RESULTS OF OPERATIONS OF SAFENET

The following table sets forth certain Consolidated Statement of Operations data of SafeNet as a percentage of revenues for the years ended December 31.

	2002	2001	2000

Revenues	100%	100%	100%
Cost of revenues	28	27	23

Gross profit	72	73	77

Research and development expenses	26	37	25
Sales and marketing expenses	23	31	19
General and administrative expenses	13	13	11
Write-off in in-process research and development	10	—	—
Amortization of intangibles	5	—	—
Recovery of CyberGuard advance	—	—	(1)

Total operating expenses	77	81	54

Operating (loss) income	(5)	(8)	23
Investment income and other expenses, net	2	8	5

(Loss) income from continuing operations before income taxes	(3)	—	28
Income tax benefit	(0)	—	—

(Loss) income from continuing operations	(3)%	—%	28%

The Company has two reportable segments: products, chips and software designed and manufactured for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Embedded Security Division”), and network security products designed and manufactured for direct sales to end-users and remote access software sold to OEM’s (“Enterprise Security Division”). The segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies (see note 13 to the audited consolidated financial statements).

The acquisition of Cylink in February 2003, is expected to have a significant impact on the Company’s results of operations and financial condition. Since the transaction closed subsequent to December 31, 2002, the Cylink acquisition has not been considered in the Company’s discussion of its results of operations and financial condition as of and for the year ended December 31, 2002. However, due to its significance to the Company’s business, a discussion of the Cylink acquisition and its anticipated impact is included at the end of Item 7: Management’s Discussion and Analysis.

Year ended December 31, 2002 Compared to Year ended December 31, 2001

Revenues increased 96%, or $15,773,000, to $32,235,000 for the period ended December 31, 2002, from $16,462,000 in 2001. The Embedded Security Division revenues increased 234% or $12,815,000 due to the full year presence of the Securealink acquisition for 2002 as well as increased revenue from our largest commercial customer. The Enterprise Security Division segment increased 27% or $2,958,000 due to revenues earned under additional long-term government contracts. These contracts are the result of the government’s approach to internet and communication security in light of the Homeland Security Initiative.

Gross margin remained consistent, 72% for the period ended December 31, 2002, from 73% in 2001. Gross margins in the Embedded Security Division decreased to 72% in 2002 from 77% in 2001, due to the change in product mix with the addition of Securealink delivering lower margin products. Enterprise Security Division margins increased to 74% in 2002 from 71% in 2001 based on increased customer base of higher margin customers as well changes in product mix with higher volumes in higher margin products such as license revenue.

Research and development expenses increased 39%, or $2,386,000 to $8,504,000 for the period ended December 31, 2002, from $6,118,000 in 2001. The increase is primarily related to the addition of the Securealink business, with the main cost of that business being research and development costs. Research and development expenses for the

Embedded Security Division were focused on the next generation products (chips), designed to be a very cost-effective, high throughput, low power-consuming chips in the tradition of SafeNet’s other silicon products. Research and development expenses for the Enterprise Security Division were focused on SafeNet’s High Assurance product line, including gateways, software, and other appliances. Some of these products were made available in 2002 with the remaining products coming to market in 2003.

Sales and marketing expenses increased 45%, or $2,280,000 to $7,341,000 for the period ended December 31, 2002, from $5,061,000 in 2001. The additional expense reflects increased headcount, higher commissions from higher revenues, as well as additional promotional dollars spent on the branding of the Securealink products and name. As a percentage of revenues, the expenses were 23% and 31% in 2002 and 2001, respectively.

General and administrative expenses increased 86%, or $1,905,000, to $4,108,000 for the period ended December 31, 2002, from $2,203,000 in 2001. The increase is due to the additional office space obtained with the Securealink acquisition, additional corporate employees, increased bonus expenses, and additional professional fees incurred related to new corporate governance requirements. As a percentage of revenues, the expenses were 13% in 2002 and 2001.

The write-off of acquired in-process research and development assets, which totaled $3,375,000 for the year ended December 31, 2002, relates to the January 2002 acquisition of Securealink. This represents the estimated fair value of the in-process research and development projects that had not yet reached technological feasibility at the acquisition date, and had no alternative future use. Accordingly, this amount was immediately expensed at the acquisition date. The value assigned to the acquired in-process technology relates entirely to the development of a new application specific integrated circuit. The estimated fair value of this project was determined by the use of a discounted cash flow model, using a discount rate that took into account the stage of completion and the risks surrounding the successful development and commercialization of the technology. Subsequent to the acquisition, the Company incurred approximately $750,000 in additional research and development charges to complete the development of the technology, which was licensed to a customer during fiscal year 2002.

Amortization of intangible assets, which totaled $1,488,000 for the year ended December 31, 2002, also relates to the January 2002 acquisition of Securealink. Intangible assets, which consist primarily of developed technology and patents, are amortized over estimated useful lives ranging from one to five years.

Investment income and other expenses decreased by $667,000, to $669,000 for the period ended December 31, 2002, from $1,336,000 in 2001. Investment income and other expenses decreased primarily due to lower interest rates throughout 2002 as compared to 2001.

For the year ended December 31, 2002, the Company incurred operating losses, however, the Company also experienced an income tax benefit related to the amortization of acquired intangibles from the Securealink acquisition. For the year ended December 31, 2001, the Company incurred operating losses and therefore, did not record income tax expense. The Company’s income tax benefit related to these losses has been offset by a valuation allowance for the full amount of the net deferred tax assets since the Company’s ability to use the remaining net operating loss carryforward is dependent upon future taxable income.

The Company had a loss from continuing operations of $785,000 for the year ended December 31, 2002 compared to a loss from continuing operations of $109,000 for the same period in 2001. The loss from continuing operations per common share was $0.10 in 2002 compared to loss from continuing per common share of $0.01 in 2001.

Year ended December 31, 2001 Compared to Year ended December 31, 2000

Revenues decreased 35%, or $8,816,000, to $16,462,000 for the period ended December 31, 2001, from $25,278,000 in 2000. The Embedded Security Division revenues decreased 15% or $941,000 due to the adverse impact of the economic slowdown on customers, causing them to delay purchases of software licenses and upgrades, and accelerator boards. The Enterprise Security Division segment decreased 42% or $7,875,000 primarily due to delayed purchases of SafeNet’s VPN products from government customers in the wake of the September 11th tragedy.

Gross margin decreased to 73% for the period ended December 31, 2001, from 77% in 2000. The Company recorded additional inventory reserves related primarily to legacy products with diminishing future demand. These additional reserves aggregated $173,000 in the second quarter of 2001 and negatively impacted gross margins by 1%. For the year, the additional inventory reserves affected the Embedded and Enterprise segments by $58,000, and $115,000, respectively, impacting gross margins by 0%, and 1%, respectively. Gross margins in the Embedded Security Division increased to 77% in 2001 from 68% in 2000, due to increased royalty revenues earned on chip sales and license fees associated with intellectual property sales. Enterprise Security Division’ margins decreased to 71% from 80% based primarily on the change in product mix to include a lesser amount of higher margin software sales.

Research and development expenses decreased 4%, or $224,000 to $6,118,000 for the period ended December 31, 2001, from $6,342,000 in 2000. The decrease is primary related to lower external development costs of chip fabrication.

Sales and marketing expenses increased 6%, or $305,000 to $5,061,000 for the period ended December 31, 2001, from $4,756,000 in 2000. The additional expense reflects management’s focus on increasing sales and marketing resources in new markets. Additional expenses include the costs associated with new employees and expanded marketing programs such as the SafeNet Secure Tour and two trade shows. As a percentage of revenues, the expenses were 31% and 19% in 2001 and 2000, respectively.

General and administrative expenses decreased 18%, or $478,000, to $2,203,000 for the period ended December 31, 2001, from $2,681,000 in 2000. The decrease is due to cost saving measures including staff reductions, reductions in performance-based compensation, travel expenses, and professional fees. As a percentage of revenues, the expenses were 13% and 11% of revenues in 2001 and 2000, respectively.

Interest income and other expenses increased by $16,000, to $1,336,000 for the period ended December 31, 2001, from $1,320,000 in 2000. Interest income remained steady despite declining interest rates in 2001 due to larger average cash and short-term investment holdings throughout 2001 compared to 2000.

For the year ended December 31, 2001, the Company has incurred operating losses and therefore, did not record income tax expense. The Company’s income tax benefit related to these losses has been offset by a valuation allowance for the full amount of the net deferred tax assets since the Company’s ability to use the remaining net operating loss carryforward is dependent upon future taxable income. For the year ended December 31, 2000, the Company did not recognize income tax expense due to the reversal of the valuation allowance on net operating loss carryforwards available to offset earnings.

The Company had a loss from continuing operations of $109,000 for the year ended December 31, 2001 compared to income from continuing operations of $7,260,000 for the same period in 2000. The loss from continuing operations per common share was $0.01 in 2001 compared to diluted income from continuing per common share of $1.01 in 2000.

Liquidity and Capital Resources

SafeNet believes that its current cash resources will be sufficient to meet its needs for the next year. As of December 31, 2002, SafeNet had working capital of $31,987,000 including cash and short-term investments of $32,162,000.

In January 2002, as partial consideration for the acquisition of Securealink, SafeNet paid $2,000,000 in cash and issued contingent convertible promissory notes, which were paid in May 2002, in the aggregate amount of $1,618,000.

Additionally, after closing of the acquisition in January 2002, SafeNet advanced to Securealink approximately $1,484,000 in order to repay Securealink’s line of credit.

As discussed in Note 3 to the consolidated financial statements, in February 2002, SafeNet management decided to discontinue operations at GDS based on the amount of GDS operating and cash losses during 2000 and 2001 as well as a significant downturn in future business prospects. GDS suffered cash losses of $2,284,000 and $756,000 during the years ended December 31, 2001 and 2000, respectively. Management’s decision to discontinue operations at GDS positively impacted cash flows in 2002.

In 2002, cash and short-term investments increased $1,478,000. The increase was mainly attributable to cash provided by operating activities of $5,933,000. Cash used in investing activities during 2002 included investments in computer software development costs and equipment totaling $833,000 and cash paid for Securealink was $3,769,000, net of cash required. Cash provided by financing activities in 2002 included $2,187,000 from the exercise of stock options.

SafeNet has expended and will continue to expend portions of its operating cash for acquisition and integration costs related to acquisitions. The Cylink acquisition expended $386,000 for acquisition costs in 2002 and $255,000 for integration costs in 2002. We expect the cash outflow to be significant in 2003 as we integrate Cylink throughout the majority of 2003. Actual cash outflows for the Cylink integration and acquisition for 2003 through February 2003 were $1,126,000. The Raqia acquisition will also require cash outflows, including $1,305,000 through February 2003. There will also be additional investments made into the acquired technology from the Raqia acquisition in 2003. We estimated the integration costs for Cylink and Raqia during 2003 to be $4,000,000 and $250,000, respectively. We estimate the acquisition costs for Cylink and Raqia during 2003 to be $4,600,000 and $200,000, respectively. SafeNet believes that its current cash resources will be sufficient to meet its needs for the next year.

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

Effect of Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit plan. Costs covered by Statement No. 146 include one-time termination benefits and certain contract termination costs, including operating lease termination costs that are associated with an exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

SafeNet believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. SafeNet Senior Management has discussed each of these critical accounting policies with the Company’s audit committee.

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

Goodwill and Other Intangible Assets

SafeNet accounts for acquired businesses using the purchase method of accounting. A portion of the purchase prices for these businesses is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the dates of acquisitions. Any excess purchase price is allocated to goodwill.

The identified intangible assets include patents, developed technology, purchase orders, contract backlog and acquired in-process research and development assets. Research and development assets are written off at the date of acquisition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The fair values were determined by management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent valuation experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using a risk-adjusted discount rate. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. The assigned useful lives, which range from one to five years, are based upon periods of estimated cash flows and other factors. If SafeNet used different assumptions and estimates in the calculation of the fair value of identified intangible assets and the estimation of the related useful lives, the amounts allocated to these assets, as well as the related amortization expense, would have been significantly different than the amounts recorded.

Effective January 1, 2002, SafeNet adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill is no longer amortized but is reviewed annually for impairment, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value using impairment testing methodology in Statement 142. Indicators of potential impairment include operating losses, loss of a significant customer and adverse industry developments. The first annual impairment test for goodwill, all of which was assigned to the Embedded Security division, was performed on October 1, 2002. The impairment test was based upon a comparison of the estimated fair value of the Embedded Security division to the sum of the carrying value of the assets and liabilities allocated to that division. The fair values used in this evaluation were estimated based upon discounted future cash flow projections for the division as well as comparable revenue and earnings multiples. In order to project future cash flows, management made a number of assumptions concerning such things as future sales volume levels, future price levels, and rates of increase in operating expenses. Since the estimated fair value of the division exceeded the carrying value of the recorded net assets, no impairment was identified or recorded. However, if SafeNet used different assumptions and estimates in the calculation of the fair value of the division, an impairment of goodwill could have been identified.

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

Revenues that are earned under long-term contracts to develop high assurance encryption technology are recognized using contract accounting. Under contract accounting, revenue from these arrangements is recognized using the percentage-of-completion method. Progress to completion is measured using contract milestones. Accounting for these contracts requires the estimation of the cost, scope and duration of each milestone and each contract. If the Company does not accurately estimate the resources required or the scope of work to be performed, or does not manage its projects properly within the planned periods of time or satisfy its obligations under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations.

Significant Business Acquisition Subsequent to December 31, 2002

In February 2003, SafeNet completed its acquisition of Cylink. Operations of Cylink were integrated into the Enterprise Security Division of SafeNet and function as part of that business unit. This acquisition will have a significant impact on the Company’s business operations going forward. See Item 1 - “Business - Significant Business Acquisition Subsequent to December 31, 2002”.

The results of Cylink’s business operations will be included in the Company’s Consolidated Financial Statements from February 6, 2003 forward.

The aggregate purchase price for Cylink was approximately $35.1 million, consisting primarily of 1,648,000 shares of common stock valued at $31.2 million, 194,000 options and warrants assumed with an aggregate value of $1.7 million, and estimated direct costs of the acquisition of $2.2 million. The Company is in the process of obtaining third-party valuations on this acquisition and the assets included.

On February 11, 2003, the Company filed a Form 8-K related to the acquisition of Cylink. The Company will file an 8-K/A on or about April 21, 2003 that will include historical audited financial statements of the acquired company and unaudited pro forma financial information.

See Footnote 16 in Notes to Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. SafeNet is exposed to financial market risks, primarily related to changes in foreign currency exchange rates. SafeNet currently does not have any derivative financial instruments to protect against adverse currency movements. SafeNet manages its exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of December 31, 2002. Actual results may differ materially

SafeNet derives approximately 10% of its revenues from customers outside of the U.S. This business is transacted primarily through a wholly owned subsidiary located in the Netherlands that operates using the Euro as the functional currency. Expenses are also incurred in Euros to match the subsidiary’s revenues and minimize exposure of operating margins to exchange rate fluctuations. A hypothetical 10% adverse change in the average Euro exchange rate would have decreased net operating income in 2002 by approximately $353,000. SafeNet views the investment in this subsidiary as long-term. The effect of a change in the Euro exchange rate on the net investment in the foreign subsidiary is reflected in other comprehensive income (loss). A 10% depreciation in the Euro relative to the U.S. dollar would result in a decrease in consolidated stockholders’ equity at December 31, 2002 of approximately $363,000.

At December 31, 2002 and 2001, SafeNet did not have any interest bearing obligations. In addition, SafeNet does not hold any derivative instruments and does not have any commodity market risk.

SAFENET, INC
AND SUBSIDIARIES

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Auditors	31
Consolidated Balance Sheets as of December 31, 2002 and 2001	32
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	33
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2002, 2001 and 2000	34
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	35
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	36
Notes to Consolidated Financial Statements	38
The following consolidated financial statement schedule of SafeNet, Inc. and subsidiaries is included in this item:
Schedule II Valuation and Qualifying Accounts	58
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
SafeNet, Inc.

We have audited the accompanying consolidated balance sheets of SafeNet, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SafeNet, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP
Baltimore, Maryland February 6, 2003

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$3,399	$14,819
Held-to-maturity securities	28,763	15,865
Accounts receivable, less allowance of $244 in 2002 and $150 in 2001	4,534	3,225
Inventories, less reserve of $958 in 2002 and $482 in 2001	1,008	1,260
Prepaid expenses	1,002	850
Current assets of discontinued operations	93	784

Total current assets	38,799	36,803
Property and equipment, net	1,246	969
Computer software development costs, less accumulated amortization of $1,513 in 2002 and $3,113 in 2001	479	727
Goodwill	12,826	—
Intangible assets, less accumulated amortization of $1,640 in 2002	595	—
Non-current assets of discontinued operations	—	537
Other assets	1,374	841

Total assets	$55,319	$39,877

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,456	$988
Accrued compensation and related expenses	2,162	713
Other accrued expenses	1,424	577
Advance payments and deferred revenue	1,393	1,918
Current liabilities of discontinued operations	377	222

Total current liabilities	6,812	4,418
Deferred income taxes	129	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share. Authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share. Authorized 50,000 shares, issued and outstanding shares of 7,894 in 2002 and 7,108 in 2001	79	71
Additional paid-in capital	65,665	52,400
Accumulated deficit	(20,225)	(15,486)
Accumulated other comprehensive income (loss)	2,859	(1,526)

Total stockholders’ equity	48,378	35,459

Total liabilities and stockholders’ equity	$55,319	$39,877

See notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year ended December 31
	2002	2001	2000

Revenues:
Licenses and royalties	$7,398	$4,031	$15,223
Products	21,588	9,732	7,901
Service and maintenance	3,249	2,699	2,154

Total revenues	32,235	16,462	25,278

Cost of revenues:
Licenses and royalties	811	644	2,637
Products	7,699	3,423	2,810
Service and maintenance	453	458	387

Total cost of revenues	8,963	4,525	5,834

Gross profit	23,272	11,937	19,444

Operating expenses:
Research and development expenses	8,504	6,118	6,342
Sales and marketing expenses	7,341	5,061	4,756
General and administrative expenses	4,108	2,203	2,681
Write-off of acquired in-process research and development	3,375	—	—
Amortization of acquired intangible assets	1,488	—	—
Other	—	—	(275)

Total operating expenses	24,816	13,382	13,504

Operating (loss) income	(1,544)	(1,445)	5,940
Other income (expense):
Investment income	539	1,337	1,321
Other expense, net	130	(1)	(1)

(Loss) income from continuing operations before income taxes	(875)	(109)	7,260
Income tax benefit	(90)	—	—

(Loss) income from continuing operations	(785)	(109)	7,260
Loss from operations of discontinued GDS business (including loss on disposal of $3,506 in 2002)	(3,954)	(3,453)	(1,503)

Net (loss) income	$(4,739)	$(3,562)	$5,757

(Loss) income from continuing operations per common share
Basic	$(0.10)	$(0.01)	$1.08

Diluted	$(0.10)	$(0.01)	$1.01

Loss from operations of discontinued GDS business per common share
Basic	$(0.51)	$(0.49)	$(0.23)

Diluted	$(0.51)	$(0.49)	$(0.21)

Net (loss) income per common share
Basic	$(0.61)	$(0.50)	$0.85

Diluted	$(0.61)	$(0.50)	$0.80

See notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)

	Year ended December 31
	2002	2001	2000

Net (loss) income	$(4,739)	$(3,562)	$5,757
Other comprehensive income (loss) —
Foreign currency translation adjustment	2,904	(165)	(112)
Reclassification adjustment — realization of foreign currency translation adjustment upon disposal of GDS business	1,526	—	—
Other	(46)	(84)	130

Comprehensive (loss) income	$(355)	$(3,811)	$5,775

See notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

					Accumulated
					Other
	Common stock		Additional		Comprehensive	Total
			Paid-in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance at January 1, 2000	6,542	$65	$46,547	$(17,681)	$(1,295)	$27,636
Stock options exercised	392	4	4,082	—	—	4,086
Stock warrants exercised	7	—	118	—	—	118
Stock option compensation	—	—	128	—	—	128
Net income	—	—	—	5,757	—	5,757
Foreign currency translation adjustment	—	—	—	—	(112)	(112)
Other	—	—	(20)	—	130	110

Balance at December 31, 2000	6,941	69	50,855	(11,924)	(1,277)	37,723
Stock options exercised	167	2	1,547	—	—	1,549
Net loss	—	—	—	(3,562)	—	(3,562)
Foreign currency translation adjustment	—	—	—	—	(165)	(165)
Other	—	—	(2)	—	(84)	(86)

Balance at December 31, 2001	7,108	71	52,400	(15,486)	(1,526)	35,459
Issuance of stock in connection with the acquisition of Securealink	575	6	10,630	—	—	10,636
Issuance of stock under Employee Stock Purchase Plan	6	—	217	—	—	217
Stock options exercised	205	2	1,968	—	—	1,970
Income tax benefit related to stock option exercises	—	—	450	—	—	450
Net loss	—	—	—	(4,739)	—	(4,739)
Reclassification adjustment - realization of foreign currency translation adjustment upon disposal of GDS business	—	—	—	—	1,526	1,526
Foreign currency translation adjustment	—	—	—	—	2,904	2,904
Other	—	—	—	—	(45)	(45)

Balance at December 31, 2002	7,894	$79	$65,665	$(20,225)	$2,859	$48,378

See notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31
	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$(4,739)	$(3,562)	$5,757
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Write-off of acquired in-process research and development	3,375	—	—
Loss on disposal of discontinued GDS business, less cash portion	2,687	—	—
Depreciation	975	662	680
Amortization of computer software development costs	574	954	1,150
Amortization of acquired intangible assets	1,488	85	85
Income tax benefit from stock option exercises	450	—	—
Stock compensation	—	—	128
Other non-cash charges	501	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(551)	167	125
Inventories, net	270	1,369	19
Accounts payable	(257)	(778)	615
Accrued compensation and related costs	977	(937)	492
Other accrued expenses	329	(8)	540
Advance payments and deferred revenue	(529)	959	(511)
Other	383	(621)	92

Net cash provided by (used in) operating activities	5,933	(1,710)	9,172

Cash flows from investing activities:
Maturities of short-term investments	25,378	8,433	501
Purchases of short-term investments	(38,277)	(17,966)	(6,332)
Purchases of property and equipment	(507)	(399)	(607)
Expenditures for computer software development	(326)	(167)	(631)
Cash paid for Securealink, net of cash acquired	(3,769)	—	—
Deferred acquisition costs	(625)	—	—
Other investments	(565)	—	—

Net cash used in investing activities	(18,691)	(10,099)	(7,069)

Cash flows from financing activities:
Proceeds from stock options exercised and shares issued under employee stock purchase plan	2,187	1,549	4,086
Proceeds from stock warrants exercised	—	—	118
Repayment of Securealink line of credit	(1,484)	—	—
Other	—	—	(20)

Net cash provided by financing activities	703	1,549	4,184

Effect of exchange rate changes on cash	460	(115)	(79)

Net (decrease) increase in cash and cash equivalents	(11,595)	(10,375)	6,208
Cash and cash equivalents at beginning of year	14,994	25,369	19,161

Cash and cash equivalents at end of year	$3,399	$14,994	$25,369

SAFENET, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)
(Amounts in thousands)

	Year ended December 31
	2002	2001	2000

Cash and cash equivalents at end of year:
Continuing operations	$3,399	$14,819	$22,796
Discontinued operations	—	175	2,573

	$3,399	$14,994	$25,369

Cash paid for income taxes	$—	$73	$5

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands)

(1) BUSINESS

SafeNet, Inc. (“SafeNet” or the “Company”) delivers a widely deployed Virtual Private Network, or VPN, technology for secure business communications over the Internet, offering both Original Equipment Manufacturer (“OEM”) technology and end-user products for VPN and e-commerce applications. The Company provides its network security solutions worldwide for financial, enterprise, telecommunications, and government use. The Company’s technology is sold and licensed in various formats, including software, hardware, silicon chips, and intellectual property.

In January 2002, the Company acquired Pijnenburg Securealink, Inc. (“Securealink”), a European manufacturer of security chips for e-commerce transactions (see Note 4). In February 2003, the Company acquired Cylink, Inc. (“Cylink”). Cylink develops, markets, and supports a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet (see Note 16).

As discussed in Note 3, in February 2002, the Company made a decision to discontinue the operations of its Swiss subsidiary, GretaCoder Data Systems (“GDS”). The financial position and results of operations of GDS have been disclosed as discontinued operations in the accompanying consolidated financial statements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had approximately $3,399 and $14,819 of cash equivalents at December 31, 2002 and 2001, respectively, consisting primarily of overnight repurchase agreements, short-term money market funds and commercial paper.

Held-to-Maturity Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income. The Company had $28,763 and $15,865 of held-to-maturity securities at December 31, 2002 and 2001, respectively, consisting primarily of corporate debt instruments. As of December 31, 2002, substantially all of the held-to-maturity securities are due in one year or less.

Accounts Receivable

The Company reports accounts receivable at net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company

SAFENET, INC.
AND SUBSIDIARIES

calculates its allowance based on a specific analysis of past due balances and also considers historical trends of write-offs.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost and depreciation is computed using the straight-line method over estimated useful lives ranging primarily from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease.

Computer Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as research and development costs as incurred until technological feasibility has been established, at which time any additional development costs are capitalized until the product is available for general release to customers. The Company defines the establishment of technological feasibility as the completion of a working model of the software product that has been tested to be consistent with the product design specifications and that is free of any uncertainties related to known high-risk development issues.

Amortization of software development costs, which is included in cost of revenues, begins upon general release of the software. These costs are amortized on a product by-product basis using the greater of: (i) the amount computed using the ratio that current gross revenues for each product bear to the total of current and anticipated future revenue for that product, or (ii) the amount computed using the straight-line method over the estimated economic useful life of three to five years. Such costs are amortized beginning on product release dates. The Company assesses the recoverability of computer software development costs by comparing the unamortized balance to the net realizable value of the asset and writes off the amount by which the unamortized capitalized costs exceed the estimated net realizable value. During the year ended December 31, 2001, the Company wrote off $218 of capitalized software development costs for which the unamortized balance exceeded the estimated net realizable value. This write off has been included as a charge to 2001 research and development expenses.

Goodwill and Other Intangible Assets

Goodwill is initially measured as the excess of the cost of an acquired company over the sum of the amounts assigned to tangible and intangible assets acquired less liabilities assumed. The Company does not amortize goodwill, but rather reviews the carrying value of the asset for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Intangible Assets, the provisions of which the Company adopted effective January 1, 2002. Intangible assets with finite lives are amortized over their estimated useful lives ranging from one to five years, with a weighted average useful live of 28 months (see Note 8).

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets, including amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether an impairment exists on the basis of undiscounted expected future cash flows from the assets over the remaining amortization period. If impairment exists, the asset is reduced by the estimated difference between its fair value and its carrying value. Fair value is usually determined using discounted cash flows. Assets to disposed of are reported at the lower of carrying value or fair value less costs to sell.

SAFENET, INC.
AND SUBSIDIARIES

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

Revenues that are earned under long-term contracts to develop high assurance encryption technology are recognized using contract accounting. Under contract accounting, revenue from these arrangements is recognized using the percentage-of-completion method. Progress to completion is measured using contract milestones. Management considers contract milestones to be the best available measure of progress on these contracts since each milestone contains customer-specified acceptance criteria. Any estimated losses are provided for in their entirety in the period they are first determined. Actual remaining costs under fixed price contracts could vary significantly from the Company’s estimates, and such differences could be material to the financial statements.

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

Other service revenue is comprised of revenue from consulting fees, training, engineering services and long-term arrangements for custom development of high assurance encryption devices. Except for services provided under long-term arrangements, service revenue is recognized when the services are provided to the customer. The Company’s policy is to recognize software license revenue when these associated services are not essential to the

SAFENET, INC.
AND SUBSIDIARIES

functionality of the product. To date, these services have not been essential to the functionality of the product. Vendor specific objective evidence of fair value of these services is determined by reference to the price that a customer will be required to pay when the services are sold separately, which is based on the price history that the Company has developed for separate sales of these services.

Foreign Currency Translation

The financial statements of foreign subsidiaries for which the local currency is the functional currency have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Transactions of foreign subsidiaries for which the U.S. dollar is the functional currency have been remeasured into U.S. dollars with any resulting gain or loss reported as a component of income. The effect on the consolidated statements of operations of all transaction gains and losses is insignificant for all years presented.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Employee Stock-Based Compensation

At December 31, 2002, the Company had five stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

SAFENET, INC.
AND SUBSIDIARIES

The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31
	2002	2001	2000

Net (loss) income, as reported	$(4,739)	$(3,562)	$5,757
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,762)	(5,436)	(4,117)

Pro forma net (loss) income	$(8,501)	$(8,998)	$1,640

Earnings per share:
Basic—as reported	$(0.61)	$(0.50)	$0.85
Basic—pro forma	$(1.10)	$(1.26)	$0.24
Diluted—as reported	$(0.61)	$(0.50)	$0.80
Diluted—pro forma	$(1.10)	$(1.26)	$0.24

Pro forma information regarding net income and earnings per share required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The weighted-average grant date fair value per share of options granted during 2002, 2001, and 2000 was $8.85, $11.50, and $20.45, respectively. The fair value for these options was estimated at the dates of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 3.88%, 4.42%, and 5.10%; expected volatility of 119%, 139%, and 180%; dividend yield and expected dividend growth rate of 0% in all years; and weighted-average expected remaining life of 3 to 7 years in all years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in equity that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Certain non-owner changes in equity, consisting primarily of foreign currency translation adjustments, are included in “other comprehensive (loss) income.” The Company reports comprehensive (loss) income in the statement of comprehensive (loss) income and discloses the accumulated total of other comprehensive (loss) income in the stockholders’ equity section of the balance sheet.

Fair Value of Financial Instruments

The carrying amount of financial instruments, including cash and cash equivalents and held-to-maturity securities approximates fair value based on the short-term nature of these instruments.

Reclassifications

Where appropriate, certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2002 presentation.

SAFENET, INC.
AND SUBSIDIARIES

Recent Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit plan. Costs covered by Statement No. 146 include one-time termination benefits and certain contract termination costs, including operating lease termination costs that are associated with an exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

(3) DISCONTINUED OPERATIONS

As discussed further in Note 4, on January 2, 2002, SafeNet acquired 100 percent of the outstanding common shares of Pijnenburg Securealink, Inc. (“Securealink”). SafeNet’s acquisition of Securealink resulted in changes to SafeNet’s business initiatives. One of the areas impacted was the Company’s Swiss subsidiary, GDS. Based on the amount of GDS operating and cash losses during 2000 and 2001, as well as a significant downturn in future business prospects due to the loss of two substantial contracts in February 2002, SafeNet management made the decision to discontinue operations at GDS. Certain employees from GDS’s sales and marketing team were transferred to SafeNet to create a new European sales office focused on selling SafeNet’s Enterprise Security products in Europe. All of the operations at GDS, including research and development, manufacturing and administration were closed and 26 employees were terminated during the first and second quarters of 2002.

As a result of the discontinued operations, the Company recorded a one-time charge of $3,506 in the first quarter of 2002 related to the write-off of the abandoned assets and the accrual of the estimated costs of the closing and severance and related costs. The disposition of GDS operations represents the disposal of a business segment under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of this operation have been classified as discontinued during all periods presented. For business segment reporting purposes, GDS’s business results were previously classified as the segment “European Operations.”

Summarized operating results from the discontinued operation included in the consolidated statements of operations, excluding the loss on disposal, are as follows for the years ended December 31:

	2002	2001	2000

Revenues	$198	$1,655	$3,547
Loss from operations	(448)	(3,453)	(1,503)
Loss on disposal	(3,506)	—	—

Net (loss) income	$(3,954)	$(3,453)	$(1,503)

Assets and liabilities of the discontinued operations at December 31 were as follows:

	2002	2001

Cash and cash equivalents	$—	$175
Inventories, net	—	232
Other current assets	93	377
Property and equipment, net	—	221
Other assets	—	316
Current liabilities	(377)	(222)

Net assets of discontinued operations	$(284)	$1,099

SAFENET, INC.
AND SUBSIDIARIES

The fair value of assets to be disposed was based on estimated net realizable value at the time of disposal. The significant components of the loss on disposal of the GDS operations is as follows:

Severance costs	$697
Lease termination costs	573
Goodwill	316
Reclassification of foreign currency translation losses	1,526
Other	394

Total	$3,506

(4) ACQUISITION OF SECUREALINK

On January 2, 2002, SafeNet acquired 100% of the outstanding common shares of Securealink in accordance with an Agreement and Plan of Reorganization dated December 14, 2001. The purchase price the Company paid to the stockholders of Securealink in connection with the acquisition totaled $14,778 and consisted of an aggregate of 575 shares of SafeNet, Inc. common stock valued at $10,636, $2,000 in cash, contingent convertible promissory notes with an aggregate principal amount of $2,000, the resolution and payment of which were satisfied on May 16, 2002 in the aggregate amount of $1,617, and direct costs of acquisition of $525. The fair market value of common shares was based on the average market price of the shares over the period from three days before to three days after the closing date. The cash portion of the consideration was funded with cash on hand.

The amount and type of consideration was determined on the basis of arm’s length negotiations between the Company and Securealink. Securealink develops security chips and sells them in Europe and throughout the world. Securealink is continuing to operate as a provider of security chips and is now a subsidiary of SafeNet. As a result of the acquisition, SafeNet has broadened its market with the addition of new technologies and a larger presence in Europe. Additionally, Securealink brings over thirty cryptographic experts who have complimented and strengthened development team. The results of Securealink have been included in the Company’s consolidated results beginning on the date of acquisition.

SAFENET, INC.
AND SUBSIDIARIES

The following table summarizes the changes to assets (other than cash) and liabilities in connection with this acquisition:

Current assets, excluding cash of $374	$1,271
Property and equipment	787
Goodwill	10,859
Acquired in-process research and development costs	3,375
Intangible assets subject to amortization	1,905

Total assets acquired, excluding cash	$18,197

Short-term borrowings	$(1,484)
Deferred income taxes	(670)
Other current liabilities	(1,639)

Total liabilities assumed	(3,793)

Purchase price, net of cash received	$14,404

All of the assets and liabilities were assigned to the Embedded Security segment. As noted above, $3,375 of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations on the acquisition date. The value assigned to purchased in-process technology relates entirely to the development of a new application specific integrated circuit.

The estimated fair value of this project was determined by employment of a discounted cash flow model. The discount rate used takes into account the stage of completion and the risks surrounding the successful development and commercialization of the purchased in-process technology project.

The unaudited pro forma combined historical results, as if Securealink had been acquired on January 1, 2001, is as follows:

Revenues	$23,345
Loss from continuing operations	$(4,373)
Net loss	$(7,825)
Loss per common share – basic and diluted:
Loss from continuing operations	$(0.57)
Net loss	$(1.03)

The pro forma results include the estimated amortization of intangibles and interest expense on the promissory notes used to finance part of the purchase. As described in Note 2, the Company does not record amortization expense related to the goodwill. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2001, nor are they necessarily indicative of future consolidated results.

SAFENET, INC.
AND SUBSIDIARIES

(5) INVENTORIES

Inventories related to continuing operations consisted of the following at December 31:

	2002	2001

Raw materials	$252	$222
Finished goods	1,714	1,520

	1,966	1,742
Reserve for excess and obsolete inventory	(958)	(482)

	$1,008	$1,260

(6) PROPERTY AND EQUIPMENT

Property and equipment related to continuing operations consisted of the following at December 31:

	2002	2001

Furniture and equipment	$4,350	$3,036
Computer software	912	521
Leasehold improvements	718	536

	5,980	4,093
Accumulated depreciation and amortization	(4,734)	(3,124)

	$1,246	$969

(7) GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

SAFENET, INC.
AND SUBSIDIARIES

The following table sets forth the Company’s net income (loss) for all periods presented adjusted to exclude amortization expense recognized in those periods related to goodwill. There was no impact on income (loss) from continuing operations for all periods presented.

	Year ended December 31,
	2002	2001	2000

Reported net (loss) income	$(4,739)	$(3,562)	$5,757
Add back: Goodwill amortization	—	85	85

Adjusted net (loss) income	$(4,739)	$(3,477)	$5,842

Basic (loss) earnings per share
Reported net (loss) income	$(0.61)	$(0.50)	$0.85
Add back: Goodwill amortization	—	0.01	0.01

Adjusted net (loss) income	$(0.61)	$(0.49)	$0.86

Diluted (loss) earnings per share
Reported net (loss) income	$(0.61)	$(0.50)	$0.80
Add back: Goodwill amortization	—	0.01	0.01

Adjusted net (loss) income	$(0.61)	$(0.49)	$0.81

The changes in the carrying amount of goodwill for the year ended December 31, 2002 consist of goodwill acquired in connection with the acquisition of Securealink (see Note 4) and the impact of translating the Euro denominated goodwill into U.S. dollars at the balance sheet date.

(8) ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets consisted of the following at December 31, 2002, all related to the Embedded Security segment:

	Gross Carrying	Accumulated
	Amount	Amortization

Patents and related	$738	$(143)
Developed technology	1,336	(1,336)
Purchase orders and contract backlog	161	(161)

Total	$2,235	$(1,640)

SAFENET, INC.
AND SUBSIDIARIES

The amortization expense for the year ended December 31, 2002 was $1,488. The estimated amortization expense for the years ending December 31 is as follows:

2003	$149
2004	$149
2005	$149
2006	$148

(9) INCOME TAXES

The Company recorded no provision for income taxes on earnings from continuing operations for the years ended December 31, 2002 and 2001. Significant components of the Company’s income tax benefit on earnings from continuing operations for the year ended December 31, 2002 are as follows:

Current:
Federal	$—
State	179
Foreign	—

179
Deferred (benefit):
Federal	271
State	—
Foreign	(540)

(269)

Total benefit	$(90)

Deferred tax assets and liabilities arising from continuing operations are comprised of the following at December 31:

	2002	2001

Deferred tax assets:
Inventories	$272	$278
Net operating loss carryforward	7,191	8,428
Stock option and deferred compensation	200	142
Other	478	336

	8,141	9,184

Deferred tax liabilities:
Other	(129)	(12)

	(129)	(12)

Net deferred tax asset	8,012	9,172
Less valuation allowance	(8,141)	(9,172)

	$(129)	$—

The reconciliation of the reported income tax expense (benefit) to the amount that would result by applying the U.S. federal statutory tax rate of 34% to income (loss) from continuing operations is as follows:

SAFENET, INC.
AND SUBSIDIARIES

	2002	2001	2000

Tax expense (benefit) at U.S. statutory rate	$(298)	$(37)	$2,468
Effect of permanent differences	1,182	24	17
State income taxes, net of federal benefit	179	(5)	335
Change in valuation allowance, excluding charge related to stock option exercises	(1,031)	18	(2,803)
Other, net	(122)	—	(17)

	$(90)	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company has established a valuation allowance of $8,141 and $9,172 at December 31, 2002 and 2001, respectively.

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

SAFENET, INC.
AND SUBSIDIARIES

At December 31, 2002, the Company had net operating loss carryforwards related to its discontinued Swiss subsidiary of approximately $7,111, which expire from 2007 to 2009 and are available to offset future taxable income of that subsidiary. Also at December 31, 2002, the Company had net operating loss carryforwards related to its Netherlands subsidiary of approximately $4,132, which do not expire and are available to offset future taxable income of that subsidiary. And finally, at December 31, 2002, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $14,875, which expire from 2011 to 2022 and are available to offset future U.S. taxable income. The exercise of non-qualified stock options and disqualified disposition of incentive stock options (“stock option deductions”) have generated all of the remaining U.S. net operating loss carryforwards. When these net operating loss carryforwards are utilized, the resulting reduction in the valuation allowance will be recorded as a direct increase to stockholders’ equity. During the year ended December 31, 2002, an increase to stockholders’ equity of $450 was recorded related to the tax benefit of stock option deductions.

(10) LEASES

The Company leases office facilities and equipment under non-cancelable operating leases expiring at various dates through 2007. The leases require the Company to pay a proportionate share of real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis. The future minimum payments under the leases for the years ending December 31, are as follows:

2003	$700
2004	$235
2005	$220
2006	$199
2007	$199

Rent expense under all operating leases related to continuing operations for the years ended December 31, 2002, 2001, and 2000 was $517, $360, and $334, respectively.

(11) PENSION PLANS

The Company sponsors a defined contribution pension plan for employees who have completed three months of service. The Plan permits pre-tax contributions by participants pursuant to Section 401(k) of the Internal Revenue Code (the Code) of 3% to 15% of base compensation up to the maximum allowable contributions as determined by the Code. The Company matches up to 50% of the first 4% of employee compensation that is contributed to the plan. The Company’s matching contributions vest with the participant over a 5-year period on a pro rata basis. The Company may also make additional discretionary contributions. The Company incurred expenses for its matching contributions for the years ended December 31, 2002, 2001 and 2000 totaling $77, $137 and $73, respectively.

SAFENET, INC.
AND SUBSIDIARIES

(12) STOCK COMPENSATION PLANS

Stock Option Plans

The Company sponsors four stock option plans that provide for the granting of stock options to officers, directors, consultants and employees of the Company. Options have been granted with exercise prices that are equal to the fair market value of the common stock on the date of grant and, subject to termination of employment, expire seven years from the date of grant. Either incentive stock options or non-qualified stock options may be granted under the plans. The vesting and exercise periods are determined by the Board of Directors and may not exceed ten years. Options issued to date generally vest in equal amounts over a vesting period of either three or four years. Option activity during 2000, 2001 and 2002 was as follows:

			Weighted
			Average
	Number	Range of	Exercise
	of Shares	Exercise Prices	Price

Outstanding at January 1, 2000	1,199	$3.09 to $31.50	$10.28
Granted	752	$14.75 to $43.50	$22.66
Canceled	(217)	$4.50 to $25.63	$11.25
Exercised	(392)	$3.09 to $20.25	$10.42

Outstanding at December 31, 2000	1,342	$3.09 to $43.50	$17.01
Granted	825	$5.85 to $43.63	$11.79
Canceled	(117)	$3.25 to $43.50	$25.78
Exercised	(167)	$3.09 to $24.87	$9.41

Outstanding at December 31, 2001	1,883	$4.38 to $43.63	$14.85
Granted	404	$11.10 to $16.51	$13.09
Canceled	(106)	$8.53 to $33.63	$17.94
Expired	(52)	$9.19 to $18.06	$9.47
Exercised	(205)	$5.13 to $24.13	$9.50

Outstanding at December 31, 2002	1,924	$4.38 to $43.63	$15.08

Exercisable at December 31, 2002	1,121	$4.38 to $43.63	$14.92

SAFENET, INC.
AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of shares	Contractual Life	Price	of Shares	Price

$4.38 to $8.70	415	3.9 years	$6.91	240	$7.00
$9.19 to $17.56	1,035	5.3 years	$13.16	610	$13.23
$18.13 to $26.00	359	3.3 years	$22.98	207	$22.68
$31.50 to $43.63	115	3.3 years	$37.30	64	$35.71

	1,924	4.4 years	$15.08	1,121	$20.62

At December 31, 2002, the Company had reserved 2,313 shares of common stock for exercise of outstanding stock options and additional stock options authorized for granting under existing stock option plans.

Employee Stock Purchase Plan

During 2002, the Company adopted the SafeNet, Inc. Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at 85% of the lower of the closing price of the Company’s common stock on the first trading day or the last trading day of each semi-annual offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During 2002, 7 shares were issued under the plan at a price of $15.06 per share.

(13) SEGMENTS OF THE COMPANY AND RELATED INFORMATION

The Company has two reportable segments related to continuing operations: products, chips and software designed and manufactured for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Embedded Security Division”), and network security products designed and manufactured for direct sales to end-users and remote access software sold to OEM’s (“Enterprise Security Division”). The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Embedded Security Division and Enterprise Security Division include some international sales mainly to South America, Europe and Asia.

SAFENET, INC.
AND SUBSIDIARIES

	Year ended December 31,
	2002	2001	2000

Revenue from external customers:
Embedded security division	$18,292	$5,477	$6,418
Enterprise security division	13,943	10,985	18,860

Consolidated revenues	$32,235	$16,462	$25,278

Significant non-cash items other than depreciation and amortization expense
Embedded security division	$3,375	$—	$—
Enterprise security division	—	—	—

Consolidated significant non-cash charges	$3,375	$—	$—

Operating (loss) income:
Embedded security division	$(4,227)	$(1,697)	$(268)
Enterprise security division	2,683	252	6,208

Consolidated operating (loss) income	$(1,544)	$(1,445)	$5,940

Depreciation and amortization:
Embedded security division	$2,180	$1,163	$1,076
Enterprise security division	857	398	699

Consolidated depreciation and amortization	$3,037	$1,561	$1,775

(Loss) income from continuing operations before income taxes:
Embedded security division	$(3,794)	$(1,253)	$67
Enterprise security division	2,919	1,143	7,193

Consolidated (loss) income from continuing operations before income taxes	$(875)	$(109)	$7,260

Geographic Information		December 31,
	2002	2001	2000

Revenues:
United States	$28,945	$15,134	$23,877
All other countries	3,290	1,328	1,401

Consolidated revenues	$32,235	$16,462	$25,278

Long-lived assets, from continuing operations:
United States	$1,140	$1,696	$2,696
All other countries	585	—	—

Consolidated long-lived assets	$1,725	$1,696	$2,696

SAFENET, INC.
AND SUBSIDIARIES

The Company does not allocate assets to its reportable segments, as assets generally are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. Where the underlying assets can be specifically attributed to a segment, the related depreciation and amortization have been classified accordingly. The remaining depreciation is allocated based on a percentage of revenue.

(14) SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

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

In 2002, one commercial client of the Embedded Security Division accounted for 41% of the Company’s consolidated revenues. In 2001, one commercial client of the Enterprise Security Division accounted for 15% of the Company’s consolidated revenues. In 2000, one commercial client of the Enterprise Security Division accounted for 11% and one commercial client of the Embedded Security Division accounted for 18% of the Company’s consolidated revenues.

As of December 31, 2002, 4 commercial clients of the Enterprise Security Division accounted for 11% of accounts receivable and 3 commercial clients of the Embedded Security Division accounted for a combined 42% of accounts receivable. As of December 31, 2001, three commercial clients of the Enterprise Security Division accounted for 37% of accounts receivable and two commercial clients of the Embedded Security Division accounted for a combined 30% of accounts receivable.

SAFENET, INC.
AND SUBSIDIARIES

(15) (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per common share for the years ended December 31:

	2002	2001	2000

Numerator:
(Loss) income from continuing operations	$(785)	$(109)	$7,260

Denominator:
Denominator for basic (loss) income per share – weighted average shares	7,730	7,057	6,751
Effect of employee stock options	—	—	444

Denominator for diluted (loss) income per share – adjusted weighted-average shares and assumed conversions	7,730	7,057	7,195

Basic (loss) income from continuing operations per share	$(0.10)	$(0.01)	$1.08

Diluted (loss) income from continuing operations per share	$(0.10)	$(0.01)	$1.01

Diluted loss from continuing operations per common share in 2002 and 2001 is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These securities consist of company stock options.

(16) SUBSEQUENT EVENTS

ACQUISITION OF CYLINK CORPORATION

On February 6, 2003, SafeNet acquired 100% of the outstanding common shares of Cylink Corporation (“Cylink”) in accordance with an Agreement and Plan of Reorganization dated as of October 30, 2002. The results of operations of Cylink will be included in the Company’s consolidated results of operations beginning on February 6, 2003. Cylink, develops, manufactures, markets and supports a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. Cylink’s solutions enable its customers to merge their operations and transactions onto existing networks, maximize network use, reduce the costs of operations and expand their businesses. As a result of the acquisition, the Company believes that it will be able to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers. It also expects to reduce costs through economies of scale.

The aggregate purchase price was $35,102 consisting primarily of 1,684 shares of common stock valued at $31,256, 194 options and warrants assumed with an aggregate value of $1,691, and estimated direct costs of the acquisition of $2,156. The value of the common shares issued was determined based on the average market price of the Company’s common shares over the period including three days before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of completing third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

Current assets	$17,346
Property and equipment	786
Goodwill	24,997
Acquired in-process research and development assets	3,317
Intangible assets subject to amortization (2.7 year weighted average useful life)	17,432
Other assets	728

Total assets acquired	$64,606

Current liabilities	$20,225
Deferred income taxes, less current portion	4,394
Other long-term liabilities	4,885

Total liabilities assumed	$29,504

Net assets acquired	$35,102

The $3,317 assigned to acquired in-process research and development assets will be written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

The $24,997 of goodwill was assigned to the Enterprise Security segment. Of that total amount, none is expected to be deductible for tax purposes.

The unaudited pro forma combined historical results, as if Cylink had been acquired on January 1, 2002, is as follows:

Revenues	$59,759
Loss from continuing operations	$(26,841)
Net loss	$(30,795)
Loss per share from continuing operations - basic and diluted	$(2.85)
Loss per share — basic and diluted	$(3.27)

SAFENET, INC.
AND SUBSIDIARIES

The pro forma results include the estimated amortization of intangibles. As described in Note 2, the Company does not record amortization expense related to the goodwill. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2002, nor are they necessarily indicative of future consolidated results.

ASSET ACQUISITION OF RAQIA NETWORKS, INC.

On February 27, 2003, SafeNet acquired substantially all the assets of Raqia Networks, Inc., a development stage company, consisting primarily of technology-related intangible assets. Total consideration paid by SafeNet was 389,640 shares of SafeNet common stock with an estimated value of $6,715 plus $805 in cash. SafeNet had previously invested $1,000 in Raqia Networks. The Company will obtain an independent valuation of the acquired assets, in order to allocate the purchase price during the first quarter of 2003.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged
	Beginning	to Costs	Charges			Balance
	of	and	to Other			at End
	Period	Expenses	Accounts	Deductions(a)	Recovery	of Period

Allowance for doubtful accounts:
Year ended December 31, 2002	$150	$94	$—	$—	$—	$244
Year ended December 31, 2001	196	32	—	78	—	150
Year ended December 31, 2000	215	60	—	79	—	196
Reserve for obsolete inventory:
Year ended December 31, 2002	$482	$477	$—	$—	$—	$958
Year ended December 31, 2001	207	284	—	9	—	482
Year ended December 31, 2000	207	—	—	—	—	207

(a) – Deductions represent write-offs of specifically identified accounts

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2002.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2002.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2002.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2002.

ITEM 14 – CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this annual report (the “Evaluation Date”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

     Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. The financial statements filed as part of this report are listed separately on the Index To Financial Statements on page 30 of this Form 10-K.

2. Financial Statement Schedules: Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable therefore have been omitted

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 1, 2002 in connection with entering into a definitive agreement and plan of reorganization with Cylink Corporation

(c)	Exhibits required by Item 601 of Regulation S-K:

2A	Agreement and Plan of Reorganization dated October 30, 2002 by and among the Registrant, Sapphire Acquisition Corp. and Cylink Corporation	I/B/R(1)

3A	Restated Certificate of Incorporation of Registrant, as filed with the Secretary of State of Delaware on May 23, 2001	I/B/R(2)

3B	By-laws of Registrant	I/B/R(3)

4	Specimen of Common Stock Certificate of Registrant	I/B/R(3)

10A	Sublease dated November 2, 1993 for facility at 8029 Corporate Drive, Baltimore, MD	I/B/R(4)

10B	Stock Option Plan of 1989	I/B/R(5)

10C	Joint Development and Marketing Agreement between the Registrant and CyberGuard Corporation	I/B/R(6)

10D	Agreement between SafeNet Secure Solutions, Inc. (wholly-owned subsidiary of the Registrant) and Analog Devices, Inc.	I/B/R(7)

\

10E	1999 Employee Stock Option Plan	I/B/R(8)

10F	1999 Stock Bonus Plan	I/B/R(8)

10G	Non-Employee Director Stock Option Plan	I/B/R(8)

10H	2000 Employee and Directors Stock Option Plan	I/B/R(8)

10I	2001 Omnibus Stock Option Plan	I/B/R(9)

10J	Employment Agreement with Anthony Caputo	I/B/R(10)

10K	Employment Agreement with Cees Jan Koomen	I/B/R(10)

10L	Employee Stock Purchase Plan	I/B/R(9)

10M	Second Amendment to Lease and Partial Termination Agreement dated October 30, 2002 by and between Cylink Corporation and Orchard Jay Investors, LLC for facilities located in Santa Clara, California	I/B/R(11)

10N	Stipulation and Agreement of Settlement filed on November 5, 2002, in the United States District Court for the Northern District of California, No. C98-4292 (VRW)	I/B/R(11)

21	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, independent auditors

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-101577) of the Registrant and incorporated herein by reference.

(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-KSB for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-52066) of the Registrant and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

(8)	Filed as an exhibit to a Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on July 28, 1999 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-98029) of the Registrant and incorporated herein by reference.

(10)	Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 10-Q of Cylink Corporation (File No. 0-27742) for the quarterly period ended September 29,2002 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET, INC.

By:	/s/ Anthony A. Caputo

Anthony A. Caputo Chairman, Chief Executive Officer and President

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony A. Caputo Anthony A. Caputo	Chairman, Chief Executive Officer And President	March 31, 2003

Senior Vice President and Chief Financial Officer
/s/ Carole D. Argo Carole D. Argo	(Principal Financial and Accounting Officer)	March 31, 2003

/s/ Thomas A. Brooks Thomas A. Brooks	Director	March 31, 2003

/s/ Shelley A. Harrison Shelley A. Harrison	Director	March 31, 2003

/s/ Ira A. Hunt, Jr. Ira A. Hunt, Jr.	Director	March 31, 2003

/s/ Bruce R. Thaw Bruce R. Thaw	Director	March 31, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Anthony A. Caputo, Chairman, President and Chief Executive Officer of SafeNet, Inc. (the “Company”), certify that:

     1.     I have reviewed this annual report on Form 10-K of the Company;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)	amy fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFENET, INC.

/s/ Anthony A. Caputo
Date: March 31, 2003	ANTHONY A. CAPUTO Chairman, President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Carole D. Argo, Senior Vice President and Chief Financial Officer of SafeNet, Inc. (the “Company”), certify that:

     1.     I have reviewed this annual report on Form 10-K of the Company;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officer and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SAFENET, INC.

/s/ Carole D. Argo
Date: March 31, 2003	CAROLE D. ARGO Senior Vice President and Chief Financial Officer