Form 10-K/A
period 2002-12-31
SAFENET INC
filed 2003-04-29
CIK 850313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Rule 12b-2). Yes ☒ No ☐

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

Explanatory Note

This amendment to SafeNet Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003, is being filed to correct certain pro forma information regarding the acquisition of Cylink Corporation presented in footnote 16 to the Notes to Consolidated Financial Statements under Item 8—Financial Statements and Supplementary Data.  No further changes have been made to the Form 10-K.  In connection with the filing of this amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, SafeNet, Inc. is including certain currently dated certifications and an updated consent of its independent auditors.  This amendment continues to speak as of the date of the original filing of the Form 10-K and the Company has not updated the disclosure in this amendment to speak to any later date.

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

Also in February 2003, SafeNet acquired substantially all the assets of Raqia Networks, Inc. (“Raqia”), a development stage company, consisting primarily of technology-related intangible assets. Total consideration paid by SafeNet was 389,640 shares of SafeNet common stock with an estimated value of $6.7 million plus $805,000 in cash. SafeNet had previously invested $1.0 million in Raqia. The Company will obtain an independent valuation of the acquired assets, in order to allocate the purchase price during the first quarter of 2003.

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

MANUFACTURING AND INVENTORY

SafeNet’s inventory and current manufacturing operations are performed by a contract manufacturer, EIT, Inc., working under SafeNet’s direction. The outsource operations include engineering prototypes, pre-production runs, full turnkey boxbuilds, and product drop shipments. SafeNet designs and develops all key components of our products; printed circuit boards, software, and our proprietary ASICs (Application Specific Integrated Circuit), which are fabricated by contract foundries. SafeNet also designs, specifies and monitors all the testing required to meet our internal and external quality control guidelines. SafeNet’s legacy products and product lines are handled by other contract manufacturers with the appropriate product knowledge base. Outsourcing allows SafeNet to reduce fixed overhead and personnel costs and provides greater flexibility to match product and market demands.

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

Cylink developed, manufactured, marketed and supported a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. Cylink’s solutions enabled its customers to merge their operations and transactions onto existing networks, maximize network use, reduce the costs of operations and expand their businesses. Cylink’s customers included leading Fortune 500 companies, multinational corporations, financial institutions and numerous agencies within the United States Government.

Cylink’s solutions offered competitive advantages to its customers by lowering the cost of deploying and managing secure, reliable private networks, while enabling its customers’ use of the Internet for trusted transactions with their business partners. Cylink offered “drop-in” hardware encryption products that are easily deployed within its customers’ existing high-speed data networks known as Local Area Networks, LANs, and Wide Area Networks, WANs, including VPNs, that use the Internet.

Cylink’s products were centrally managed by a proprietary software management system. This system allowed Cylink’s customers’ network security managers to remotely configure and operate all of Cylink’s products without risk of tampering by other network operations personnel. In addition, Cylink’s public key-based solutions included the NetHawk, which creates a secure VPN for transmitting high-value information. Cylink also offered a unified management platform for all of its security appliances to authenticate these devices, configure their use and centrally manage their operation. Such solutions included Cylink’s public key infrastructure, or PKI, for managing the digital identities and privileges of all correspondents on the customer’s network. Cylink’s products created trust in its customers’ networks by securing the access, privacy and integrity of its customers’ important information when such information is transmitted over their LANs, WANs, and the Internet.

These products, along Cylink’s commitment and focus to customer service and support, will be integrated as a part of SafeNet’s industry leading product offerings as well as world class standards of customer service and support. These products will work to build and improve SafeNet’s base product mix as well as improve certain technology and software offerings from the SafeNet product family. SafeNet believes that these products provide SafeNet a bridge to the next generation of security solutions. Specifically, Cylink’s Nethawk technology is a critical piece of SafeNet’s High Assurance Gateway technology line. Cylink’s PrivaCy Manager is a critical piece of SafeNet’s Security Management Center technology product package bridging WAN and related technology infrastructures to the VPN and Internet environment with minimal costs and maximum benefits.

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

	Year Ended December 31,
(Amounts in thousands, except per share data)	2002	2001	2000	1999	1998

Revenues	$32,235	$16,462	$25,278	$10,565	$11,624
Cost of revenues	8,963	4,525	5,834	4,352	5,527

Gross profit	23,272	11,937	19,444	6,213	6,097

Research and development expenses	8,504	6,118	6,342	4,580	3,446
Sales and marketing expenses	7,341	5,061	4,756	5,251	5,889
General and administrative expenses	4,108	2,203	2,681	2,227	2,292
Write-off in in-process research and development	3,375	—	—	—	—
Amortization of intangibles	1,488	—	—	—	—
(Recovery of) reserve for Cyberguard advance	—	—	(275)	(375)	772

Total operating expenses	24,816	13,382	13,504	11,683	12,399

Operating (loss) income	(1,544)	(1,445)	5,940	(5,470)	(6,302)
Investment income and other expenses, net	669	1,336	1,320	95	232

(Loss) income from continuing operations before income taxes	(875)	(109)	7,260	(5,375)	(6,070)
Income tax benefit, net	(90)	—	—	—	—

(Loss) income from continuing operations	$(785)	$(109)	$7,260	$(5,375)	$(6,070)

(Loss) income from continuing operations per common share
Basic	$(0.10)	$(0.01)	$1.08	$(0.98)	$(1.12)

Diluted	$(0.10)	$(0.01)	$1.01	$(0.98)	$(1.12)

Shares used in computation
Basic	7,730	7,057	6,751	5,504	5,409

Diluted	7,730	7,057	7,195	5,504	5,409

	At December 31,
	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital	$31,987	$32,385	$33,695	$23,035	$11,081
Intangible assets	13,900	727	1,516	2,107	1,527
Total assets	55,319	39,877	43,106	31,896	18,940
Stockholders’ equity	48,378	35,459	37,723	27,636	15,400

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

SAFENET, INC.

AND SUBSIDIARIES

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements
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

SAFENET, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(Amounts in thousands)

	Year ended December 31
	2002	2001	2000

Net (loss) income	$(4,739)	$(3,562)	$5,757
Other comprehensive income (loss) -
Foreign currency translation adjustment	2,904	(165)	(112)
Reclassification adjustment - realization of foreign currency translation adjustment upon disposal of GDS business	1,526	—	—
Other	(46)	(84)	130

Comprehensive (loss) income	$(355)	$(3,811)	$5,775

See notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income

			Additional Paid-in Capital	Accumulated Deficit		Total Stockholders’ Equity
	Common stock
	Shares	Amount

Balance at January 1, 2000	6,542	$65	$46,547	$(17,681)	$(1,295)	$27,636
Stock options exercised	392	4	4,082	—	—	4,086
Stock warrants exercised	7	—	118	—	—	118
Stock option compensation	—	—	128	—	—	128
Net income	—	—	—	5,757	—	5,757
Foreign currency translation adjustment	—	—	—	—	(112)	(112)
Other	—	—	(20)	—	130	110

Balance at December 31, 2000	6,941	69	50,855	(11,924)	(1,277)	37,723
Stock options exercised	167	2	1,547	—	—	1,549
Net loss	—	—	—	(3,562)	—	(3,562)
Foreign currency translation adjustment	—	—	—	—	(165)	(165)
Other	—	—	(2)	—	(84)	(86)

Balance at December 31, 2001	7,108	71	52,400	(15,486)	(1,526)	35,459
Issuance of stock in connection with the acquisition of Securealink	575	6	10,630	—	—	10,636
Issuance of stock under Employee Stock Purchase Plan	6	—	217	—	—	217
Stock options exercised	205	2	1,968	—	—	1,970
Income tax benefit related to stock option exercises	—	—	450	—	—	450
Net loss	—	—	—	(4,739)	—	(4,739)
Reclassification adjustment - realization of foreign currency translation adjustment upon disposal of GDS business	—	—	—	—	1,526	1,526
Foreign currency translation adjustment	—	—	—	—	2,904	2,904
Other	—	—	—	—	(45)	(45)

Balance at December 31, 2002	7,894	$79	$65,665	$(20,225)	$2,859	$48,378

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
Loss per common share - basic and diluted:
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

(8) ACQUIRED INTANGIBLE ASSETS

Acquired intangible assets consisted of the following at December 31, 2002, all related to the Embedded Security segment:

	Gross Carrying Amount	Accumulated Amortization

Patents and related	$738	$(143)
Developed technology	1,336	(1,336)
Purchase orders and contract backlog	161	(161)

Total	$2,235	$(1,640)

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

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2000	1,199	$ 3.09 to $31.50	$10.28
Granted	752	$ 14.75 to $43.50	$22.66
Canceled	(217)	$ 4.50 to $25.63	$11.25
Exercised	(392)	$ 3.09 to $20.25	$10.42

Outstanding at December 31, 2000	1,342	$ 3.09 to $43.50	$17.01
Granted	825	$ 5.85 to $43.63	$11.79
Canceled	(117)	$ 3.25 to $43.50	$25.78
Exercised	(167)	$ 3.09 to $24.87	$9.41

Outstanding at December 31, 2001	1,883	$ 4.38 to $43.63	$14.85
Granted	404	$ 11.10 to $16.51	$13.09
Canceled	(106)	$ 8.53 to $33.63	$17.94
Expired	(52)	$ 9.19 to $18.06	$9.47
Exercised	(205)	$ 5.13 to $24.13	$9.50

Outstanding at December 31, 2002	1,924	$ 4.38 to $43.63	$15.08

Exercisable at December 31, 2002	1,121	$ 4.38 to $43.63	$14.92

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$ 4.38 to $8.70	415	3.9 years	$6.91	240	$7.00
$ 9.19 to $17.56	1,035	5.3 years	$13.16	610	$13.23
$ 18.13 to $26.00	359	3.3 years	$22.98	207	$22.68
$ 31.50 to $43.63	115	3.3 years	$37.30	64	$35.71

	1,924	4.4 years	$15.08	1,121	$20.62

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

(15) (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per common share for the years ended December 31:

	2002	2001	2000

Numerator:
(Loss) income from continuing operations	$(785)	$(109)	$7,260

Denominator:
Denominator for basic (loss) income per share - weighted average shares	7,730	7,057	6,751
Effect of employee stock options	—	—	444

Denominator for diluted (loss) income per share - adjusted weighted-average shares and assumed conversions	7,730	7,057	7,195

Basic (loss) income from continuing operations per share	$(0.10)	$(0.01)	$1.08

Diluted (loss) income from continuing operations per share	$(0.10)	$(0.01)	$1.01

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

The $24,997 of goodwill was assigned to the Enterprise Security segment. Of that total amount, none is expected to be deductible for tax purposes.

The unaudited pro forma combined historical results, as if Cylink had been acquired on January 1, 2002, is as follows:

Revenues	$59,759
Loss from continuing operations	$(20,410)
Net loss	$(24,364)
Loss per share from continuing operations - basic and diluted	$(2.17)
Loss per share — basic and diluted	$(2.59)

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charges to Other Accounts	Deductions(a)	Recovery	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	$150	$94	$—	$—	$—	$244
Year ended December 31, 2001	196	32	—	78	—	150
Year ended December 31, 2000	215	60	—	79	—	196
Reserve for obsolete inventory:
Year ended December 31, 2002	$482	$477	$—	$—	$—	$958
Year ended December 31, 2001	207	284	—	9	—	482
Year ended December 31, 2000	207	—	—	—	—	207

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

Date: April 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony A. Caputo	Chairman, Chief Executive Officer And President	April 29, 2003
Anthony A. Caputo

/s/ Carole D. Argo	Senior Vice President and Chief Financial Officer	April 29, 2003
Carole D. Argo	(Principal Financial and Accounting Officer)

/s/ Thomas A. Brooks	Director	April 29, 2003
Thomas A. Brooks

/s/ Shelley A. Harrison	Director	April 29, 2003
Shelley A. Harrison

/s/ Ira A. Hunt, Jr.	Director	April 29, 2003
Ira A. Hunt, Jr.

/s/ Bruce R. Thaw	Director	April 29, 2003
Bruce R. Thaw

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Anthony A. Caputo, Chairman, President and Chief Executive Officer of SafeNet, Inc. (the “Company”), certify that:

     1.        I have reviewed this annual report on Form 10-K/A of the Company;

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

SAFENET, INC.

/s/ Anthony A. Caputo
Date: April 29, 2003	ANTHONY A. CAPUTO
Chairman, President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Carole D. Argo, Senior Vice President and Chief Financial Officer of SafeNet, Inc. (the “Company”), certify that:

     1.        I have reviewed this annual report on Form 10-K/A of the Company;

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

SAFENET, INC.

/s/ Carole D. Argo
Date: April 29, 2003	CAROLE D. ARGO
Senior Vice President and Chief Financial Officer