Form 10-Q
period 2003-03-31
SAFENET INC
filed 2003-05-15
CIK 850313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20634

SAFENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1287752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8029 Corporate Drive, Baltimore, Md. 21236
(Address of principal executive offices)

410-931-7500
(Registrant’s telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by a check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of May 14, 2003 was 10,225,469.

SAFENET, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,400	$3,399
Held-to-maturity securities	25,309	28,763
Accounts receivable, less allowance of $708 and $224, respectively	11,759	4,534
Inventories, less reserve of $1,012 and $958, respectively	1,569	1,008
Insurance proceeds receivable	6,404	—
Other current assets	1,302	1,002
Current assets of discontinued operations	—	93
Total current assets	52,743	38,799
Property and equipment, less accumulated depreciation of $5,105 and $4,734, respectively	2,538	1,246
Computer software development costs, less accumulated amortization of $1,632 and $1,513, respectively	471	479
Goodwill	39,599	12,826
Other intangible assets, less accumulated amortization of $3,503 and $1,640, respectively	19,710	595
Other assets	906	1,374
Total assets	$115,967	$55,319

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,391	$1,456
Accrued salaries and commissions	4,797	2,162
Accrued legal settlement	6,404	—
Other accrued expenses	3,960	1,424
Advance payments and deferred revenue	4,182	1,393
Current portion of deferred income taxes	2,855	—
Current liabilities of discontinued operations	277	377
Total current liabilities	26,866	6,812
Unfavorable lease liability	4,887	—
Deferred income taxes	3,660	129
Total liabilities	35,413	6,941
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share. Authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share. Authorized 50,000 shares, issued and outstanding shares of 9,990 in 2003 and 7,894 in 2002	100	79
Additional paid-in capital	106,785	65,665
Accumulated deficit	(29,881)	(20,225)
Accumulated other comprehensive income	3,550	2,859
Total stockholders’ equity	80,554	48,378
Total liabilities and stockholders’ equity	$115,967	$55,319

See notes to consolidated financial statements.

SAFENET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues
Licenses and royalties	$2,403	$1,776
Products	10,026	3,521
Service and maintenance	1,585	857
Total revenues	14,014	6,154
Cost of revenues
Licenses and royalties	181	147
Products	3,954	1,708
Service and maintenance	320	98
Total cost of revenues	4,455	1,953

Gross profit	9,559	4,201

Research and development expenses	3,606	2,059
Sales and marketing expenses	3,066	1,619
General and administrative expenses	1,697	813
Write-off of acquired in-process research and development costs	7,900	3,375
Costs of integration of acquired companies	1,615	—
Amortization of acquired intangible assets	767	351
Total operating expenses	18,651	8,217

Operating loss	(9,092)	(4,016)

Interest and other income, net	77	274

Loss from continuing operations before income taxes	(9,015)	(3,742)

Income tax expense	641	—

Loss from continuing operations	(9,656)	(3,742)

Loss from operations of discontinued GDS business (including loss on disposal of $0 and $3,506)	—	(3,784)

Net loss	$(9,656)	$(7,526)

Loss per common share – basic and diluted:
Loss from continuing operations	$(1.06)	$(0.49)
Loss from discontinued operations (GDS)	—	(0.49)
Net loss per share	$(1.06)	$(0.98)
Shares used in computation:
Basic and diluted	9,083	7,677

See notes to consolidated financial statements.

SAFENET, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(Unaudited - in thousands)

	Three Months Ended March 31,
	2003	2002

Net loss	$(9,656)	$(7,526)
Other comprehensive income (loss) —
Unrealized loss from available-for-sale securities	—	(112)
Foreign currency translation adjustment	691	(83)
Reclassification adjustment — realization of foreign currency translation adjustment upon disposal of GDS business	—	1,526

Comprehensive loss	$(8,965)	$(6,195)

See notes to consolidated financial statements.

SAFENET, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited - in thousands)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Net stockholders’ Equity

	Common stock
	Shares	Amount

Balance at January 1, 2003	7,894	$79	$65,665	$(20,225)	$2,859	$48,378

Issuance of stock in connection with the acquisition of Cylink Corporation	1,684	16	31,083	—	—	31,099

Issuance of SafeNet stock options in connection with the options assumed upon acquisition of Cylink Corporation	—	—	1,399	—	—	1,399

Issuance of SafeNet warrants in connection with the warrants assumed upon acquisition of Cylink Corporation	—	—	292	—	—	292

Issuance of stock in connection with the acquisition of Raqia Networks	389	3	6,711	—	—	6,714

Income tax benefit related to stock option exercises	—	—	1,375	—	—	1,375

Stock options exercised	23	2	260	—	—	262

Net loss for the three months ended March 31, 2003	—	—	—	(9,656)	—	(9,656)

Foreign currency translation adjustment	—	—	—		691	691

Balance at March 31, 2003	9,990	$100	$106,785	$(29,881)	$3,550	$80,554

See notes to consolidated financial statements.

SAFENET, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited -  in thousands)

	Three MonthsEnded March 31
	2003	2002

Cash flows from operating activities:
Net loss	$(9,656)	$(7,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of acquired in-process research and development	7,900	3,375
Loss on disposal of discontinued GDS business, less cash portion	—	3,506
Depreciation	509	468
Amortization of computer software development costs	119	169
Amortization of intangible assets	1,923	351
Income tax benefit from stock option exercises	1,375	—
Deferred taxes	(588)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,892)	1,292
Inventories, net	1,297	(161)
Accounts payable	3,053	(1,481)
Accrued salaries and commissions	(3,059)	131
Other accrued expenses	(1,361)	1,167
Advance payments and deferred revenue	188	(966)
Other	741	(252)
Net cash provided by operating activities	549	73

Cash flows from investing activities:
Maturities of short-term investments	7,961	12,756
Purchases of short-term investments	(4,511)	(12,100)
Purchases of property and equipment	(658)	(518)
Expenditures for computer software development	(110)	407
Cash paid for Securealink, net of cash acquired	—	(2,151)
Cash received upon acquisition of Cylink, net of cash paid	310	—
Cash paid for Raqia, net of cash acquired	(1,240)	—
Other	629	—
Net cash provided by (used in) investing activities	2,381	(1,606)

Cash flows from financing activities:
Proceeds from stock options exercised	262	24
Repayment of Securealink line of credit	—	(1,484)
Net cash provided by (used in) financing activities	262	(1,460)
Effect of exchange rate changes on cash	(191)	151
Net increase (decrease) in cash and cash equivalents	3,001	(2,842)
Cash and cash equivalents at beginning of period	3,399	14,994
Cash and cash equivalents at end of period	$6,400	12,152

See notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in thousands (except per share data)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations.  The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented.  These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002.  The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

(2)  Significant Accounting Policies and Recent Accounting Pronouncements

Warranty Accrual

The Company offers a one-year warranty for all substantially all of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  The balance in the Company’s warranty accrual totaled $279 and $50 at March 31, 2003 and December 31, 2002, respectively.

Stock Options and Stock Granted to Employees

On December 31, 2002, the Company adopted Statement of Financial Accounting Standards No 148, Accounting for Stock-Based Compensation — Transition and Disclosure, (“Statement 148”) which requires the disclosure in the summary of significant accounting policies of the effects of an entity’s policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award.  Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant.  Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted.

At March 31, 2003, the Company has five stock-based employee compensation plans.  All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Three Months Ended March 31
	2003	2002
Net loss, as reported	$(9,656)	$(7,526)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,342)	(994)
Pro forma net income	$(10,998)	$(8,520)
Earnings per share:
Basic and diluted-as reported	$(1.06)	$(.98)
Basic and diluted-pro forma	$(1.22)	$(1.11)

The fair value of the stock-based awards was estimated at the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes option pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.  The following assumptions were made in computing the fair value of stock-based awards:

	Three Months Ended March 31
	2002	2003
Risk-free interest rate	3.88%	3.50%
Dividend yield	0%	0%
Option life	3-5 years	0-5 years
Stock price volatility	119% to 125%	96% to 108%
Weighted average fair value of granted options	$9.33	$16.47

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

Where appropriate, certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred rather than at the date of a commitment to an exit plan.  Costs covered by Statement No. 146 include one-time termination benefits and certain contract termination costs, including operating lease termination costs that are associated with an exit or disposal activity.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities.  The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The Company currently does not have any variable interest entities and, therefore, will apply the provisions of Interpretation No. 46 prospectively.

The EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting.  That presumption may be overcome if there is sufficient evidence to the contrary.  This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.  The guidance in this issue does not impact existing authoritative guidance, including SOP 97-2, Software Revenue Recognition.  Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.  The Company does not believe that the impact of adoption will be material to reported operating results.

(3)  Acquisition of Cylink Corporation

On February 6, 2003, SafeNet acquired 100% of the outstanding common shares of Cylink Corporation (“Cylink”) in accordance with an Agreement and Plan of Reorganization dated as of October 30, 2002. The results of operations of Cylink are included in the Company’s consolidated results of operations beginning on February 6, 2003. Cylink, develops, manufactures, markets and supports a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. Cylink’s solutions enable its customers to merge their operations and transactions onto existing networks, maximize network use, reduce the costs of operations and expand their businesses. As a result of the acquisition, the Company believes that it will be able to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers. It also expects to reduce costs through economies of scale.

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

Cash and cash equivalents	$2,922
Accounts receivable	4,928
Inventories	1,376
Insurance proceeds receivable	6,407
Other current assets	545
Property and equipment	786
Goodwill	26,221
Acquired in-process research and development assets	3,317
Intangible assets subject to amortization (2.7 year weighted average useful life)	17,432
Other assets	726
Total assets acquired	$64,660

Accounts payable	$1,073
Accrued salaries and commissions	2,654
Accrued legal settlement	6,200
Other accrued expenses	5,505
Advance payments and deferred revenue	2,266
Deferred income taxes (including current portion of $2,579)	6,973
Unfavorable lease liability	4,887
Total liabilities assumed	$29,558
Net assets acquired	$35,102

On the date of acquisition, $3,317 was written off as acquired in-process research and development costs, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

In connection with the acquisition, the Company recorded a liability to reflect the terms of certain operating office leases that are unfavorable relative to current market prices as determined by an independent real estate valuation specialist.  The liability was calculated based on the difference between the contractual lease payments and the current market prices, over the remaining lease terms and discounted using a risk free interest rate adjusted for SafeNet’s credit standing.  At March 31, 2003, the liability consists of a current liability of $632 and a non-current liability of $4,887.

The $26,221 of goodwill was assigned to the Enterprise Security segment. Of that total amount, none is expected to be deductible for tax purposes.

The following unaudited consolidated pro forma results of operations of the Company for the three month periods ended March 31, 2003 and 2002, respectively, give effect to the February 5, 2003 acquisition as though it had occurred on January 1, 2002 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues	$17,661	$13,253
Loss from continuing operations	(8,480)	(9,488)
Net loss	(8,480)	(13,272)

Loss per common share – basic and diluted:

Loss from continuing operations	$(0.87)	$(1.01)
Loss from discontinued operations (GDS)	—	(0.40)
Net loss per common share	$(0.87)	$(1.41)

The pro forma results include the estimated amortization of intangibles. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2002, nor are they necessarily indicative of future consolidated results.

(4)  Acquisition of Assets of Raqia Networks, Inc.

On February 27, 2003, SafeNet acquired substantially all the assets of Raqia Networks, Inc., a development stage company, consisting primarily of technology-related intangible assets.  Total consideration paid by SafeNet was 389 shares of SafeNet common stock with an estimated value of $6,715 plus $805 in cash. SafeNet had previously invested $1,000 in Raqia Networks.

The preliminary allocation of the cost to acquire the assets of Raqia is as follows:

Working capital	$(285)
Property and equipment	776
Acquired in-process research and development assets	4,583
Acquired technology	3,546
Net assets acquired	$8,620

Since Raqia was a development stage enterprise, the acquisition of its assets was not accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United States.  Accordingly, goodwill has not been recorded in the transaction.  Instead, the difference between the total cost and the fair value of the assets acquired and liabilities assumed has been allocated based on the fair values of the acquired net assets.

The $4,583 assigned to acquired in-process research and development assets was written-off at the date of acqusition.  The Company is in the process of completing its third-party valuations of the acquired assets; thus, the allocation of the purchase price is subject to adjustment. Accordingly, it is reasonably possible that the estimates discussed above, including the amount of acquired in-process research and development costs recorded as an expense, could change in the near term and these changes could be significant.

(5)  Inventories

Inventories consist of the following (in thousands):

	March 31 2003	December 31 2002
Raw materials	$740	$252
Finished goods	1,716	1,714
	2,456	1,966
Reserve for excess and obsolete inventory	(887)	(958)
Total	$1,569	$1,008

(6)  Earnings Per Common Share

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

	Three Months Ended March 31
	2003	2002

Loss from continuing operations	$(9,656)	$(3,742)

Weighted-average common shares outstanding – basic and diluted	9,083	7,677

Basic and diluted loss from continuing operations per share	$(1.06)	$(0.49)

For the three months ended March 31, 2003 and 2002 presented in the accompanying financial statements, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive.  These potentially dilutive securities consist primarily of stock options and warrants.

(7)  Segments of the Company and Related Information

The Company has two reportable segments: products, chips and software designed and manufactured for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Embedded Security Division”) and network security products designed and manufactured for direct sales to end-users and remote access software sold to OEM’s (“Enterprise Security Division”).  The reportable segments are strategic business units that offer different products and market focus. The segments are managed separately because each segment requires different technology and marketing strategies. Both divisions market extensively throughout the United States, Europe and Asia.

Information used in segment analysis is reported below (in thousands):

	Three Months Ended March 31
	2003	2002

Revenues from external customers:
Embedded security division	$5,754	$2,544
Enterprise security division	8,260	3,610
Consolidated revenues	$14,014	$6,154

Significant non-cash items other than depreciation and amortization:
Embedded security division	$—	$3,375
Enterprise security division	7,900	—
Consolidated significant non-cash items	$7,900	$3,375

Operating income (loss):
Embedded security division	$665	$(5,019)
Enterprise security division	(9,757)	1,003
Consolidated operating loss	$(9,092)	$(4,016)

Income (loss) from continuing operations before income taxes:
Embedded security division	$675	$(4,882)
Enterprise security division	(9,690)	1,140
Consolidated loss from continuing operations before income taxes	$(9,015)	$(3,742)

The Company does not allocate assets to its reportable segments, as assets generally are not specifically attributable to any particular segment.  Accordingly, asset information by reportable segment is not presented.

For the three month period ended March 31, 2003, one commercial client of the Embedded Security Operations segment accounted for 28% of the Company’s consolidated revenues, compared to 25% for the three months ended March 31, 2002.  For the three month period ended March 31, 2003 and 2002, respectively, no single client of the Enterprise Security Operations segment accounted for more than 10% of the Company’s consolidated revenues.

(8)  Goodwill and Other Intangible Assets

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

The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of March 31, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill	$39,599	—	$39,599

Computer software development costs	2,103	(1,632)	471

Other intangible assets:

Patents	4,094	(305)	3,789
Developed technology	8,869	(1,648)	7,221
Customer contracts/relationships	6,705	(372)	6,333
Non-compete agreements	2,068	(172)	1,896
Purchase orders and contract backlog	1,477	(1,006)	471
	23,213	(3,503)	19,710

The goodwill resulted from the acquisition of Pijnenberg Securealink, Inc. in January 2002, and the Cylink acquisition in February 2003.

The acquired intangibles were acquired upon the acquisitions of  Securealink, Cylink, and Raqia. The useful lives of these assets range from less than one year to five years. The weighted-average is 3.0 years.

The estimated amortization expense for computer software development costs and other intangible assets for each of the five years subsequent to December 31, 2002 is as follows:

2003	$8,154
2004	$7,039
2005	$6,092
2006	$338
2007	$—

The Company includes the amortization of developed technology and contract backlog in cost of revenues.

(9)  Commitments and contingencies

Securities Class Action

In 1998, Cylink filed amended Forms 10-Q for the first and second quarters of 1998 and an amended Form 10-K for 1997, reflecting restated financial results for those quarters, and for the fourth quarter of 1997.  Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in federal courts in California.  These complaints allege, among other things, that Cylink’s previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink’s common stock price to rise artificially.  The actions variously allege violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.

On October 16, 2002, after lengthy settlement discussions, Cylink entered into an agreement to settle the class action suit for $6.2 million and the related legal expense of $0.2 million. The total cost of the settlement of $6.4 million is to be paid entirely from insurance proceeds. The settlement agreement is subject to approval by the United States District Court for the Northern District of California. The Company believes that the Court will approve the final settlement. The $6.4 million legal settlement and related costs is reflected in the accompanying consolidated balance sheet as of March 31, 2003 as an insurance claim receivable, and a legal settlement payable, an accrued liability.

Other Litigation

In addition, in the normal course of business, the Company, from time to time, receives inquiries or other communication with regard to possible infringement of third party intellectual property rights by the Company’s patents, or the features or content of certain of the Company’s products.  The Company believes it is unlikely that the outcome of these infringement inquiries will have a material adverse effect on the Company’s financial position or results of operations, however if litigation results from any of these inquires and the outcome is unfavorable to us, it could have a material adverse effect on the Company’s cash flows, results of operations and financial condition.

There has been substantial litigation regarding patent and other intellectual property rights in the software and network security and related industries.  Further commercialization of the Company’s products could provoke claims of infringement from third parties.  In the future, litigation may be necessary to enforce the Company’s patents, to protect the Company’s trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others.  Any such litigation could result in substantial cost and diversion of the Company’s efforts, which by itself could have a material adverse effect on the Company’s financial condition and operating results.  Further, adverse determinations in such litigation could result in loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling the Company products, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

The acquisitions of Cylink Corporation and Raqia Networks in February 2003 reflect SafeNet’s continued focus and commitment to the long-term profitability of SafeNet.  These acquisitions were made to enhance and improve SafeNet’s position in the development of chip technology as well as increase SafeNet’s presence and dedication to the government and financial sectors of the network security solutions market base.

Results of Operations of the Company

The following table sets forth certain Consolidated Statement of Operations data of the Company as a percentage of revenues for the periods indicated.

	Three Months Ended March 31
	2003	2002
Revenues	100%	100%
Cost of revenues	32	32
Gross profit	68	68

Research and development expenses	26	33
Sales and marketing expenses	22	26
General and administrative expenses	12	13
Write-off of acquired in-process research and development costs	56	55
Cost of integration of acquired companies	11	—
Amortization of acquired intangible assets	6	6
Total operating expenses	133	133
Operating loss	(65)	(65)
Interest and other income, net	1	4
Loss from continuing operations before income taxes	(64)	(61)
Income tax expense	(5)	—
Loss from continuing operations	(69)	(61)
Loss from operations of discontinued GDS business	—	(61)
Net loss	(69)%	(122)%

Three Months ended March 31, 2003 compared to Three Months ended March 31, 2002( in thousands)

Revenues increased 128%, or $7,860, to $14,014 for the three months ended March 31, 2003, from $6,154 for the three months ended March 31, 2002.  The majority of the increase was attributable to the addition of Cylink products and services from the merger.  The revenues related to Cylink products for the period from February 6, 2003 through March 31, 2003 were approximately $4.7 million.  The balance of the increase is attributable to an increase in product revenue for the Embedded Security Division.  The revenue by segment as a percentage of consolidated revenues remained constant for the comparable periods with 41% of consolidated revenues coming from sales by the Embedded Security Division and 59% coming from sales made by the Enterprise Security Division.  The revenue mix changed  from period to period with respect to Licenses and Royalties, Products, and Service and Maintenance which were 17%, 72%, and 11% for the three months ended March 31, 2003, respectively, compared to a revenue mix of 29%, 57%, and 14%, respectively, for the three months ended March 31, 2002.

Gross margin remained at 68% for the three months ended March 31, 2003, compared to the three months ended March 31, 2002.  The Embedded segment’s gross margins were 71% for the three months ended March 31, 2003 and 62% for the three months ended March 31, 2002. The increase in the margins is reflective of SafeNet’s lower product costs, compared to the three months ended March 31, 2002 when SafeNet was using acquired raw materials (higher cost items) from Securealink. The Enterprise segment’s gross margins were 67% for the three months ended March 31, 2003 and 73% for the three months ended March 31, 2002.  This decrease is the result of significant increases in product sales, which are lower margin products than other revenue streams as well as the direct amortization of acquired intangibles from the Cylink acquisition of $1,067 for the three months ended March 31, 2003.

Research and development expenses increased 75%, or $1,547, to $3,606 for the three months ended March 31, 2003, from $2,059 for the three months ended March 31, 2002.  The increase is attributable to two factors; the acquisition of Cylink increasing the headcount and an increase in the number of research and development projects in the most recent period.  We expect this will continue to be the trend throughout 2003, as we announce several new product and technology offerings during 2003.

Sales and marketing expenses increased 89%, or $1,447, to $3,066 for the three months ended March 31, 2003, from $1,619 for the three months ended March 31, 2002 due primarily to an increase in personnel and their salaries, telephone, travel and related expenses from the Cylink acquisition. This increase also reflects the costs associated with the multiple new product and technology offerings made and to be made by us in 2003.

General and administrative expenses increased 109%, or $884, to $1,697 for the three months ended March 31, 2003, from $813 for the three months ended March 31, 2002. The increase is due to increased staffing from the Cylink acquisition as well as additional leases and fixed costs as result of the acquisition. We anticipate these costs to only increase slightly (less than 3%) in 2003 for the costs that are recurring in nature and are related to our ongoing business.

The write-off of acquired in-process research and development costs for the three months ended March 31, 2003 are directly attributable to the acquisitions of Cylink and Raqia, in total amounting to $7,900.  This represents the estimated fair value of the in-process research and development projects that have not yet reached technological feasibility at the acquisition date, and had no alternate future use.  The values assigned to these acquired in-process technologies relate entirely to three distinct projects.  These projects were for a specific content inspection chip and compiler, a specific gateway design for security applications, and a fully-integrated policy and security manager for multiple platforms and networks.  The estimated fair value of these projects were determined by using a discounted cash flow model, and using a discount rate that took into account the stage of completion and the risks surrounding the successful development and commercialization of the technology and products.  Subsequent to the acquisitions, the Company incurred approximately $483 in additional research and development charges to complete the development of these technologies. For the three months ended March 31, 2002, the write-off amounted to $3,375 related to the acquisition of in-process development of a new application specific integrated circuit, which was licensed in 2002.  These types costs would continue to occur if we were to engage in additional acquisitions.

Costs of integration of acquired companies are those costs specifically incurred as a result of integrating the people and products of Cylink Corporation and Raqia Networks, which should be substantially completed during the second quarter of 2003.  Additional integration expenses would more than likely be incurred if we were to complete any other acquisitions.

The amortization of the intangible assets for the three months ended March 31, 2003 relates to the acquisitions of Cylink and Raqia as well as Securealink.  These acquisitions produced intangible assets of: developed technology, patents, customer relationships/contracts, backlog, and non-compete agreements.  The Cylink intangibles total $17,432 and will be amortized over an average of 2.7 years.  The Raqia intangibles total $3,546 and will be amortized over 3 years. A portion of the 2002 acquisition of Securealink is also reflected in the amortization expenses of the most current period. For the three months ended March 31, 2002, the amortization of intangible assets relates only to the acquisition of Securealink.  The lives of these assets range from one to five years.

Interest and other income, net decreased 72%, or $197, to $77 for the three months ended March 31, 2003, from $274 for the three months ended March 31, 2002.  The decrease resulted from continued depressed interest rates during the most recent period.

The Company estimates that the effective income tax rate for the year ending December 31, 2003 will be approximately 7%.  This overall provision consists of the recognition of a tax benefit related to the reduction in deferred tax liabilities established in purchase accounting for non-deductible intangible assets, offset by the usage of U.S. net operating loss carryforwards related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options for which the tax benefit is recorded as a direct increase to stockholders’ equity rather than as a reduction of income tax expense.  During the three months ended March 31, 2002, the Company incurred operating losses for which it recorded a full valuation allowance as it could not predict the ultimate realization of the related deferred tax asset.

The three months ended March 31, 2002 included a loss from discontinued operations of $3,784 which was a result of our decision to discontinue our Swiss subsidiary operations in the first quarter of 2002, which did not recur in the current period.

The Company had a net loss of $9,656 for the three months ended March 31, 2003 compared to a net loss of $7,526 for the same period in 2002.  The loss per common share was $1.06 for the three months ended March 31, 2003 compared to a $0.98 loss per common share for the three months ended March 31, 2002.

Liquidity and Financial Position of the Company

The Company believes that its current cash resources and cash flows from operations will be sufficient to meet its needs for the next year, including all remaining integration costs related to the acquisitions of Cylink and Raqia. At March 31, 2003, the Company had working capital of $25,605 including cash and cash equivalents and short-term investments of $31,709.

For the three months ended March 31, 2003, cash and cash equivalents increased $3,001.  The major uses of cash included $4,511 for the purchase of short-term investments, $1,240 for the purchase of Raqia.  Major proceeds of cash included the maturities of short-term investments of $7,961, the net cash received from the Cylink acquisition of $310 and the exercise of stock options of $262.

SafeNet has expended and will continue to expend portions of its operating cash for acquisition and integration costs related to acquisitions. The Cylink acquisition resulted in cash outflows of $2,070 for acquisition costs during the three months ended March 31, 2003 and $1,615 for integration costs during the same period. We expect the cash outflow to be significant in 2003 as we integrate Cylink throughout the majority of 2003. The Raqia acquisition will also require cash outflows, including $1,240 for the three months ended March 31, 2003. We estimated the integration costs for Cylink and Raqia during 2003 to be $4,00,000 and $250,000, respectively. SafeNet believes that its current cash resources will be sufficient to meet its needs for the next year.

Inflation and Seasonality

The Company does not believe that inflation will significantly impact its business. The Company does not believe its business is seasonal, however, because the Company generally recognizes revenues upon shipment of finished products, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons. The Company also has a significant customer base within the government sector which generates concentrations of revenues that reflect the fiscal year and fiscal spending patterns of these customers.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s major market risk is to fluctuations in foreign currency exchange rates, principally related to the Euro. As of March 31, 2003, the Company’s investment in its Dutch subsidiary and United Kingdom subsidiary was approximately $14,800 and $50, respectively. A 10% change in the average Euro exchange rate and British pound for the three months ended March 31, 2003 would have changed the Company’s reported earnings for the period by approximately $77 and $40, respectively. A 10% change in the March 31, 2003 Euro and British pound exchange rate would have changed the Company’s reported currency translation adjustment for three months ended March 31, 2003 by approximately $643 and $363, respectively.  A 10% change in the average interest rate for the three months ended March 31, 2003 would have changed SafeNet’s reported interest income by approximately $10.

At March 31, 2003, the Company did not have any interest bearing obligations. In addition, the Company does not hold any derivative instruments and does not have any commodity risk.

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

b)                               Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SafeNet is not aware of any material litigation or proceeding, pending or threatened, to which it is or may become a party.

In 1998, Cylink filed amended Quarterly Reports on Form 10-Q for the first and third quarters of 1998 and an amended Annual Report on Form 10-K for the 1997 fiscal year, reflecting restated financial results for those quarters, and for the fourth quarter of 1997.  Between November 6, 1998 and December 14, 1998 several securities class action complaints were filed against Cylink and certain of its current and former Directors and officers in federal courts in California.  These complaints alleged, among other things, that Cylink’s previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink’s common stock price to rise artificially.  The actions variously alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.  The securities class action lawsuits were ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW).  On October 16, 2002, Cylink entered into an agreement with all plaintiffs in the securities class action lawsuit to settle all claims in the class action for $6.2 million.  The settlement amount will be paid entirely from insurance proceeds under insurance policies held by Cylink. The settlement agreement is subject to approval by the United States District Court for the Northern District of California.  The court preliminarily approved the settlement agreement on November 12, 2002.  A motion by the plaintiffs was filed on Feb 24, 2003 and was heard on March 6, 2003.  The court requested additional information from Cylink’s litigation expert. The information was provided to the court on March 20, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 27, 2003, the Company completed the acquisition of substantially all of the assets of Raqia Networks, Inc., a Delaware corporation (“Raqia”), in accordance with the Asset Purchase Agreement dated February 27, 2003 (the “Purchase Agreement”) by and among SafeNet, Raqia Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of SafeNet (“Acquisition Corp”), and Raqia.  Pursuant to the Purchase Agreement, Acquisition Corp. acquired substantially all of the assets of Raqia in consideration for $805,000 in cash and 389,640 shares of the Company’s common stock.  The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.  Raqia represented that the shares were being acquired for investment only and not with a view to any public distribution thereof. The shares were restricted as to transfers and appropriate legends were affixed to the certificates representing the shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on February 5, 2003, to consider and vote upon the merger of Cylink Corporation with a wholly-owned subsidiary of SafeNet pursuant to an agreement and plan of reorganization dated October 30, 2002, the issuance of shares of SafeNet common stock pursuant to the merger and related transactions (collectively, the “Merger Proposal”).  At the meeting, the stockholders approved the Merger Proposal.  There were 4,941,305 shares cast in favor of the Merger Proposal, 65,137 shares cast against the Merger Proposal, and 6,817 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)          The Company filed a Current Report on Form 8-K on January 28, 2003 in connection with the release of the Company’s earnings for the fiscal year ended December 31, 2002.

The Company filed a Current Report on Form 8-K on February 11, 2003 in connection with the closing of the acquisition of Cylink Corporation, as amended on Form 8-K/A filed on April 21, 2003, which Form 8-K/A included financial statements for Cylink Corporation and certain pro forma financial information.

The Company filed a Current Report on Form 8-K on March 5, 2003 in connection with the closing of the acquisition of the assets of Raqia Networks, Inc.

(b)         Exhibits required by Item 601 of Regulation S-K:

2.1	Asset Purchase Agreement dated February 27, 2003 by and among SafeNet, Inc., Raqia Acquisition Corp. and Raqia Networks, Inc.	I/B/R (1)
3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001	I/B/R (2)
3.2	By-laws of Registrant	I/B/R (3)
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 8-K on March 5, 2003 and incorporated herein by reference.

(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFENET, INC.

May 15, 2003	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO
Chairman, President and Chief Executive Officer

May 15, 2003	/s/ Carole D. Argo
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

SAFENET, INC.

/s/ Anthony A. Caputo
Date: May 15, 2003	ANTHONY A. CAPUTO
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

SAFENET, INC.

/s/ Carole D. Argo
Date: May 15, 2003	CAROLE D. ARGO
Senior Vice President and Chief Financial Officer