Form 10-Q
period 2003-06-30
SAFENET INC
filed 2003-07-31
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of July 30, 2003 was 13,163,668.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$30,598	$3,399
Short-term investments	8,371	28,763
Accounts receivable, net of allowance for doubtful accounts of $833 and $244	9,223	4,534
Inventories, net of reserve of $1,367 and $958	1,467	1,008
Insurance proceeds receivable	6,404	—
Other current assets	1,420	1,002
Current assets of discontinued operations	—	93
Total current assets	57,483	38,799
Equipment and leasehold improvements, net of accumulated depreciation of $5,920 and $4,734	3,499	1,246
Computer software development costs, net of accumulated amortization of $1,676 and $1,513	1,375	479
Goodwill	38,914	12,826
Other intangible assets, net of accumulated amortization of $5,240 and $1,640	15,805	595
Other assets	880	1,374
	$117,956	$55,319

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,713	$1,456
Accrued salaries and commissions	3,569	2,162
Accrued legal settlement	6,404	—
Other accrued expenses	3,757	1,424
Advance payments and deferred revenue	3,821	1,393
Deferred income taxes	2,607	—
Current liabilities of discontinued operations	—	377
Total current liabilities	24,871	6,812

Deferred income taxes	3,269	—
Unfavorable lease liability	4,525	129
Total liabilities	32,665	6,941

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value per share.
Authorized 500 shares, none issued and outstanding	—	—
Common stock, $.01 par value per share.
Authorized 50,000 shares, issued 10,404 and 7,894 shares	104	79
Additional paid-in capital	113,713	65,665
Accumulated other comprehensive income	3,598	2,859
Accumulated deficit	(32,124)	(20,225)
Total stockholders’ equity	85,291	48,378
	$117,956	$55,319

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues
Licenses and royalties	$1,995	$1,667	$4,398	$3,443
Products	10,811	5,089	20,837	8,610
Service and maintenance	2,619	672	4,204	1,529
	15,425	7,428	29,439	13,582
Cost of revenues
Licenses and royalties	62	279	243	426
Products	3,039	1,715	5,926	3,414
Service and maintenance	319	67	639	174
Amortization of acquired intangible assets	823	—	1,890	—
	4,243	2,061	8,698	4,014

Gross profit	11,182	5,367	20,741	9,568

Research and development expenses	3,799	2,214	7,405	4,273
Sales and marketing expenses	3,549	1,759	6,615	3,378
General and administrative expenses	1,402	821	3,099	1,634
Write-off of acquired in-process research and development costs	1,781	—	9,681	3,375
Costs of integration of acquired companies	1,374	—	2,989	—
Amortization of acquired intangible assets	1,269	351	2,036	702
Total operating expenses	13,174	5,145	31,825	13,362

Operating (loss) income	(1,992)	222	(11,084)	(3,794)

Interest and other income, net	146	24	223	298

(Loss) income from continuing operations before income taxes	(1,846)	246	(10,861)	(3,496)

Income tax expense	(397)	—	(1,038)	—

(Loss) income from continuing operations	(2,243)	246	(11,899)	(3,496)

Loss from operations of discontinued GDS business (including loss on disposal of $0, $0, $0 and $3,506)	—	(398)	—	(4,182)

Net loss	$(2,243)	$(152)	$(11,899)	$(7,678)

(Loss) income per common share:
Basic
(Loss) income from continuing operations	$(0.22)	$0.03	$(1.23)	$(0.46)
Loss from discontinued operations (GDS)	—	(0.05)	—	(0.54)
Net loss per share	$(0.22)	$(0.02)	$(1.23)	$(1.00)

Diluted
(Loss) income from continuing operations	$(0.22)	$0.03	$(1.23)	$(0.46)
Loss from discontinued operations (GDS)	—	(0.05)	—	(0.54)
Net loss per share	$(0.22)	$(0.02)	$(1.23)	$(1.00)

Shares used in computation:
Basic	10,232	7,689	9,661	7,683
Diluted	10,232	7,932	9,661	7,683

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited - in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss	$(2,243)	$(152)	$(11,899)	$(7,678)

Other comprehensive income (loss):
Unrealized loss from available-for-sale securities	—	(100)	—	(212)
Foreign currency translation adjustment	48	1,529	739	1,445
Reclassification adjustment - realization of foreign currency translation adjustment upon disposal of GDS business	—	—	—	1,526

Comprehensive (loss) income	$(2,195)	$1,277	$(11,160)	$(4,919)

See accompanying notes to consolidated financial statements.

SAFENET, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended June 30, 2003

(Unaudited - in thousands)

			Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity

	Common stock
	Shares	Amount

Balance at January 1, 2003	7,894	$79	$65,665	$2,859	$(20,225)	$48,378

Issuance of stock in connection with the acquisition of Cylink Corporation	1,684	16	31,067	—	—	31,083

Assumption of stock options in connection with the acquisition of Cylink Corporation	—	—	1,399	—	—	1,399

Assumption of warrants in connection with the acquisition of Cylink Corporation	—	—	292	—	—	292

Issuance of stock in connection with the asset acquisition of Raqia Networks	353	4	6,094	—	—	6,098

Income tax benefit related to stock option exercises	—	—	2,535	—	—	2,535

Issuance of stock under Employee Stock Purchase Plan	—	—	161	—	—	161

Stock options exercised	473	5	6,500	—	—	6,505

Net loss for the six months ended June 30, 2003	—	—	—	—	(11,899)	(11,899)

Foreign currency translation adjustment	—	—	—	739	—	739
Balance at June 30, 2003	10,404	$104	$113,713	$3,598	$(32,124)	$85,291

See accompanying notes to consolidated financial statements.

SAFENET, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(11,899)	$(7,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of acquired in-process research and development	9,681	3,375
Loss on disposal of discontinued GDS business	—	3,506
Depreciation	513	537
Amortization of computer software development costs	161	340
Income tax benefit from exercise of stock options	2,535	—
Deferred income taxes	(1,227)	—
Unfavorable Lease Liability charge	(360)	—
Amortization of acquired intangible assets	3,926	702
Changes in operating assets and liabilities:
Accounts receivable, net	708	1,551
Inventories, net	1,410	(13)
Other current assets	643	338
Accounts payable	3,327	(1,092)
Accrued salaries and commissions	(4,124)	356
Other accrued expenses	(2,485)	(6)
Advanced payments and deferred revenue	(397)	(682)
Other assets	—	442
Net cash provided by operating activities	3,206	1,681

Cash flows from investing activities:
Maturities of short-term investments	39,278	1,165
Purchases of short-term investments	(18,881)	(5,714)
Purchases of property and equipment	(1,598)	(657)
Expenditures for computer software development	(1,057)	(100)
Cash paid for Securealink, net of cash acquired	—	(3,769)
Cash received upon acquisition of Cylink, net of cash paid	310	—
Cash paid for Raqia, net of cash acquired	(1,240)	—
Other	654	—
Net cash provided by (used in) investing activities	17,466	(9,075)

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	6,666	85
Repayment of Securealink line of credit	—	(1,484)
Net cash provided by (used in) financing activities	6,666	(1,399)

Effect of exchange rate changes on cash	(139)	(679)

Net increase (decrease) in cash and cash equivalents	27,199	(9,472)

Cash and cash equivalents at beginning of period	3,399	14,994

Cash and cash equivalents at end of period	$30,598	$5,522

See accompanying notes to consolidated financial statements.

SAFENET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts in thousands (except per share data)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

(2)  Significant Accounting Policies and Recent Accounting Pronouncements

Warranty Accrual

The Company offers a one-year warranty for substantially all of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The balance in the Company’s warranty accrual totaled $259 and $50 at June 30, 2003 and December 31, 2002, respectively.

Stock Options and Stock Granted to Employees

On December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“Statement 148”) which requires the disclosure in the summary of significant accounting policies of the effects of an entity’s policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted.

At June 30, 2003, the Company has seven stock-based employee compensation plans. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(2,243)	$(152)	$(11,899)	$(7,678)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,082)	(1,037)	(1,738)	(2,145)
Pro forma net loss	$(3,325)	$(1,189)	$(13,637)	$(9,823)

Loss per share:
Basic and diluted—as reported	$(0.22)	$(0.02)	$(1.23)	$(1.00)
Basic and diluted—pro forma	$(0.32)	$(0.15)	$(1.41)	$(1.28)

The fair value of the stock-based awards was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The following assumptions were made in computing the fair value of stock-based awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	3.11%	3.88%	3.11%	3.88%
Dividend yield	0%	0%	0%	0%
Option life	0-5 years	3-5 years	0-5 years	3-5 years
Stock price volatility	106% to 111%	119% to 122%	106% to 111%	119% to 122%
Weighted average fair value of granted options	$17.26	$10.94	$14.17	$10.60

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

In  November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of  Indebtedness of Others. FIN 45 requires additional disclosure for guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a  guarantee, the company must recognize an initial liability for the fair value, or the market value, of the obligations it assumes under the guarantee and must disclose that information in its interim  and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties  or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company has adopted FIN 45 and has not realized a material impact on financial conditions or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. It requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company currently does not have any interest in variable interest entities and, therefore, will apply the provisions of FIN 46 prospectively.

The EITF Issue No. 00-21 (Issue No. 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this issue does not impact existing authoritative guidance, including SOP 97-2, Software Revenue Recognition. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not believe that the impact of adoption will be material to reported operating results.

(3)  Acquisition of Cylink Corporation

On February 5, 2003, SafeNet acquired 100% of the outstanding common shares of Cylink Corporation (“Cylink”) in accordance with an Agreement and Plan of Reorganization dated as of October 30, 2002. The results of operations of Cylink are included in the Company’s consolidated results of operations beginning on February 6, 2003. Cylink develops, manufactures, markets and supports a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. Cylink’s solutions enable its customers to merge their operations and transactions onto existing networks, maximize network use, reduce the costs of operations and expand their businesses. As a result of the acquisition, the Company believes that it will be able to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers. It also expects to reduce costs through economies of scale.

The aggregate purchase price was $35,166 consisting primarily of 1,684 shares of common stock valued at $31,256, 194 options and warrants assumed with an aggregate value of $1,691, and estimated direct costs of the acquisition of $2,219. The value of the common shares issued was determined based on the average market price of the Company’s common shares over the period including three days before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of determining all of its direct costs of the acquisition; thus, the allocation of the purchase price is subject to refinement.

Cash and cash equivalents	$2,922
Accounts receivable	4,928
Inventories	1,376
Insurance proceeds receivable	6,407
Other current assets	545
Property and equipment	786
Goodwill	24,880
Acquired in-process research and development assets	3,351
Intangible assets subject to amortization (2.7 year weighted average useful life)	17,529
Other assets	726
Total assets acquired	63,450

Accounts payable	1,073
Accrued salaries and commissions	2,526
Accrued legal settlement	6,200
Other accrued expenses	4,671
Advance payments and deferred revenue	2,266
Deferred income taxes (including current portion of $2,579)	6,661
Unfavorable lease liability	4,887
Total liabilities assumed	28,284
Net assets acquired	$35,166

On the date of acquisition, $3,351 was written off as acquired in-process research and development costs, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

In connection with the acquisition, the Company recorded a liability to reflect the terms of certain operating office leases that are unfavorable relative to current market prices as determined by an independent real estate valuation specialist. The liability was calculated based on the difference between the contractual lease payments and the current market prices over the remaining lease terms and discounted using a risk-free interest rate adjusted for SafeNet’s credit standing. At June 30, 2003, the liability consists of a current liability of $711 and a non-current liability of $4,525.

The $24,880 of goodwill was assigned to the Enterprise Security segment. Of that total amount, none is expected to be deductible for tax purposes.

The following unaudited consolidated pro forma results of operations of the Company for the six-month periods ended June 30, 2003 and 2002, respectively, and the three months ended June 30, 2002 give effect to the February 5, 2003 acquisition as though it had occurred on January 1, 2002.  There is no impact on the results of operations for the three months ended June 30, 2003.

	Three Months Ended June 30,	Six Months Ended June 30,
	2002	2003	2002
	(in thousands, except per share amounts)

Revenues	$14,800	$31,643	$28,053
Loss from continuing operations	(3,797)	(12,475)	(13,285)
Net loss	(4,195)	(12,475)	(17,467)
Loss per common share — basic and diluted:
Loss from continuing operations	$(0.41)	$(1.25)	$(1.42)
Loss from discontinued operations (GDS)	(0.04)	—	(0.45)
Net loss per common share	$(0.45)	$(1.25)	$(1.87)

The pro forma results include the estimated amortization of intangibles. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2002, nor are they necessarily indicative of future consolidated results.

(4)  Acquisition of Assets of Raqia Networks, Inc.

On February 27, 2003, SafeNet acquired substantially all the assets of Raqia Networks, Inc., a development stage company, consisting primarily of technology-related intangible assets. Total consideration paid by SafeNet was 354 shares of SafeNet common stock with an estimated value of $6,715 plus $805 in cash. SafeNet had previously invested $1,000 in Raqia Networks.

The preliminary allocation of the cost to acquire the assets of Raqia is as follows:

Working capital	$(285)
Property and equipment	776
Acquired in-process research and development assets	6,330
Acquired patents	1,167
Net assets acquired	$7,988

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

The $6,330 assigned to acquired in-process research and development assets was written off as of the date of acquisition including $1,747 of additional charges recorded during the three months ended June 30, 2003 based upon independent revisions to the valuation.

(5)  Inventories

Inventories consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$188	$252
Finished goods	2,646	1,714
	2,834	1,966
Reserve for excess and obsolete inventory	(1,367)	(958)

	$1,467	$1,008

(6)  Earnings Per Common Share

Basic earnings per share (“EPS”) is calculated by dividing loss from continuing operations by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all dilutive potential common shares outstanding during the period unless the result is anti-dilutive. Information related to the calculation of basic and diluted EPS is summarized as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

(Loss) income from continuing operations	$(2,243)	$246	$(11,899)	$(3,496)

Weighted-average common shares outstanding - basic	10,232	7,689	9,661	7,683
Effect of dilutive securities - options	—	243	—	—
Adjusted weighted average common shares outstanding - diluted	10,232	7,932	9,661	7,683

Basic (loss) income from continuing operations per share	$(0.22)	$0.03	$(1.23)	$(0.46)

Diluted (loss) income from continuing operations per share	$(0.22)	$0.03	$(1.23)	$(0.46)

For the three months ended June 30, 2003, and the six months ended June 30, 2003 and 2002 presented in the accompanying financial statements, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist primarily of stock options and warrants.

(7)  Segments of the Company and Related Information

The Company has two reportable segments: products, chips and software designed and manufactured for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Embedded Security Division”) and remote access software sold to Original Equipment Manufacturers (“OEMs”) and network security products designed and manufactured for direct sales to end-users and (“Enterprise Security Division”). The reportable segments are strategic business units that offer different products and market focus. The segments are managed separately because each segment requires different technology and marketing strategies. Both divisions market extensively throughout the United States, Europe and Asia.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues from external customers:
Embedded security division	$5,462	$4,736	$11,216	$7,281
Enterprise security division	9,963	2,692	18,223	6,301
Consolidated revenues	$15,425	$7,428	$29,439	$13,582

Significant non-cash items other than depreciation and amortization:
Embedded security division	$1,747	$—	$6,330	$3,375
Enterprise security division	34	—	3,351	—
Consolidated significant non-cash items	$1,781	$—	$9,681	$3,375

Operating (loss) income
Embedded security division	$(2,359)	$77	$(6,447)	$(4,943)
Enterprise security division	367	145	(4,637)	1,149
Consolidated operating (loss) income	$(1,992)	$222	$(11,084)	$(3,794)

(Loss) income from continuing operations before income taxes
Embedded security division	$(2,331)	$153	$(6,362)	$(4,794)
Enterprise security division	487	93	(4,499)	1,298
Consolidated (loss) income from continuing operations before income taxes	$(1,844)	$246	$(10,861)	$(3,496)

The Company does not allocate assets to its reportable segments, as assets generally are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented.

For the three-month period ended June 30, 2003, one commercial client of the Embedded Security Division segment accounted for 21% of the Company’s consolidated revenues, compared to 50% for the three months ended June 30, 2002. For the three-month period ended June 30, 2003, one customer of the Enterprise Security Division accounted for 13% of the Company’s consolidated revenues.

For the six-month period ended June 30, 2003, one commercial client of the Embedded Security Division segment accounted for 25% of the Company’s consolidated revenues, compared to 38% for the six months ended June 30, 2002. For the six-month period ended June 30, 2003, one customer of the Enterprise Security Division accounted for 12% of the Company’s consolidated revenues.

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

The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of June 30, 2003 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Goodwill	$38,914	$—	$38,914
Computer software development costs	3,051	(1,676)	1,375
Other intangible assets:
Patents	5,595	(708)	4,887
Developed technology	5,183	(1,701)	3,482
Customer contracts/relationships	6,735	(935)	5,800
Non-compete agreements	2,066	(430)	1,636
Purchase orders and contract backlog	1,466	(1,466)	—

	$21,045	$(5,240)	$15,805

The goodwill resulted from the acquisition of Pijnenberg Securealink, Inc. in January 2002, and the Cylink acquisition in February 2003.

The acquired intangibles were acquired upon the acquisitions of Securealink, Cylink, and Raqia. The useful lives of these assets range from less than one year to five years. The weighted-average is approximately 3.0 years.

The estimated amortization expense for computer software development costs and other intangible assets for each of the four years subsequent to December 31, 2002 is as follows:

2003	$3,711
2004	$7,039
2005	$6,092
2006	$338

The Company includes the amortization of developed technology and contract backlog in cost of revenues.

(9)  Leases

The Company leases office facilities and equipment under non-cancelable operating leases expiring at various dates through 2013.  The leases require the Company to pay a proportionate share of real estate taxes, insurance and maintenance.  The Company recognizes rent expense on a straight-line basis.  The future minimum payments under the leases for the years ending December 31, are as follows:

Remaining 2003	$1,456
2004	$2,212
2005	$1,989
2006	$2,084
2007	$2,040
2008 and thereafter	6,015

(10)  Commitments and Contingencies

Securities Class Action

In 1998, Cylink filed with the Securities and Exchange Commission, or SEC, amendments to periodic reports, reflecting restated financial results for the first and third quarters of 1998, and for the fourth quarter of 1997.  Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in U.S. federal courts in California.  These complaints alleged, among other things, that Cylink’s previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink’s common stock price to rise artificially.  The actions variously alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.  The securities class action lawsuits were ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW).  On October 16, 2002, Cylink entered into an agreement with all plaintiffs in the securities class action lawsuit to settle all claims in the class action for $6.2 million.  The United States District Court for the Northern District of California preliminarily approved the settlement agreement on November 12, 2002, and on July 23, 2003, the court issued an order granting final approval of the settlement and entering final judgment in accordance with the terms of the settlement agreement.  The settlement amount was paid entirely from insurance proceeds under insurance policies held by Cylink.

The $6,404 legal settlement and related costs is reflected in the accompanying consolidated balance sheet as of June 30, 2003 as insurance proceeds receivable and accrued legal settlement.

Trade Secret Litigation

On June 25, 2003, we were served with a motion and complaint in a lawsuit filed by Thales E-Security, Inc. and Thales Communications, Inc. (together, Thales) in the 17th Judicial Circuit Court of Broward County, Florida.  The court granted our motion to dismiss this lawsuit on jurisdictional grounds on July 3, 2003 and entered a final order to that effect on July 14, 2003.  On July 22, 2003, Thales filed a motion and complaint for preliminary injunction in the Circuit Court for Montgomery County, Maryland.  The motion and complaint allege that, among other things, we and a former Thales employee hired by us misappropriated trade secrets concerning one of Thales’ governmental customers, interfered with Thales’ business relationship with that customer, and interfered in Thales’ business and contractual relationships with a former supplier, CTAM PTY Ltd.  We recently entered into an exclusive marketing and sales agreement with CTAM, giving us rights to market and produce certain of CTAM’s encryption appliances.  Thales is seeking injunctive relief, monetary and punitive damages and attorneys fees from us and its former employee.  We intend to contest this lawsuit vigorously and based upon our preliminary assessment of Thales’ claims, we believe we would prevail if the lawsuit proceeds.  We also believe that, based upon this preliminary assessment, an unfavorable outcome would not have a material effect on our results of operation, financial condition or liquidity.

Contract Litigation

On June 19, 2003, the Company received a letter from an investment bank seeking to invoice the Company for $700 for a fee alleged to be due to it for services rendered in connection with the Company’s acquisition of Cylink. The Company believes this claim is without merit and intends to dispute it vigorously.  The Company does not believe an unfavorable outcome would have a material effect on its results of operations, financial condition or liquidity.  Any payment would be treated as an additional cost of the acquisition of Cylink and the purchase price would be adjusted accordingly.

Other Litigation

In addition, in the normal course of business, the Company, from time to time, receives inquiries or other communications with regard to possible infringement of third party intellectual property rights by the Company’s patents, or the features or content of certain of the Company’s products. The Company believes it is unlikely that the outcome of these infringement inquiries will have a material adverse effect on the Company’s financial position or results of operations; however, if litigation results from any of these inquiries and the outcome is unfavorable to the Company, it could have a material adverse effect on the Company’s cash flows, results of operations and financial condition.

There has been substantial litigation regarding patent and other intellectual property rights in the software and network security and related industries. Further commercialization of the Company’s products could provoke claims of infringement from third parties. In the future, litigation may be necessary to enforce the Company’s patents, to protect the Company’s trade secrets or know-how or to defend against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could result in substantial cost and diversion of the Company’s efforts, which by itself could have a material adverse effect on the Company’s financial condition and operating results. Further, adverse determinations in such litigation could result in loss of proprietary rights, subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling the Company’s products, any of which could have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  These risks and other factors include, but are not limited to those listed in our periodic reports and registration statements filed with the Securities and Exchange Commission.  As a general matter, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other comparable terminology.

Overview

We develop, market, sell and support a portfolio of hardware and software network security products and services.  Our products and services are used to create secure wide area networks (WANs) and virtual private networks over the Internet (VPNs) to prevent security breaches that could result in unauthorized access to confidential data, invasion of privacy and financial loss.

We have two reportable business units.  Through our Enterprise Security Division, we sell high-performance security solutions to address the needs of our government, financial institution and other security-sensitive commercial customers.  We also provide, through our Embedded Security Division, a broad range of network security products, including silicon chips, accelerator cards, licensed intellectual property and software products, to OEMs that embed them in their own network infrastructure and wireless products.  These divisions are managed separately because they offer different products and employ different marketing strategies (See Note 7 to the accompanying notes to consolidated financial statements).

We periodically review and consider possible acquisitions of companies that we believe will contribute to our long-term objectives and discuss such acquisitions with the management of those companies.  Such acquisitions, which may be material, may be made from time to time.

In February 2003, we acquired Cylink Corporation, which expanded our customer base and our product offerings to include security solutions for WANs.  Operations of Cylink were integrated into the Enterprise Security Division.  This acquisition will have a significant impact on our business operations going forward.

In February 2003, we also acquired the assets of Raqia Networks, Inc., a development stage company, consisting primarily of technology-related intangible assets.

In January 2002, we acquired Pijnenburg Securealink, Inc., a Delaware corporation primarily engaged in the manufacture of security chips for e-commerce transactions through its European subsidiary.  Securealink develops, markets and sells security chips and intellectual property, primarily in Europe and Asia.  As a result of the acquisition, we broadened our market with the addition of new technologies and a larger presence in Europe.  We integrated the operations of Securealink into our Embedded Security Division.

In  February 2002, our management decided to discontinue our Swiss subsidiary operations at GretaCoder Data Systems (GDS), which was formerly our European operations segment (see  note 3 to our 2002 audited consolidated financial statements). The decision to discontinue GDS’s operations was based on the amount of its operating and cash losses during 2000 and 2001, as  well as a significant downturn in its future business prospects. We transferred certain employees from GDS’s sales and marketing group to our sales group to create a European sales office focused on  selling our enterprise products and services in Europe. The operating results of the discontinued businesses has been reported in the discontinued operations section of the consolidated statements of  operations. The following comparisons of operating results focuses on our continuing operations.

Our historical operating results have been dependent on a variety of factors including, but not limited to, the length of the sales cycle, the timing of orders from and shipments to clients, product development expenses and the timing of development and introduction of new products. Our expense levels are based, in part, on expectations of future revenues. The size and timing of our historical revenues have varied substantially from quarter to quarter and year to year. Accordingly, the results of a particular period, or period to period comparisons of recorded sales and profits may not be indicative of future operating results.

Recent Developments

On July 15, 2003, we completed a public offering of 2,875,000 shares of our common stock at an initial price to the public of $33.25 per share.  We sold 2,698,071 shares in the offering, including 375,000 shares sold to the underwriters pursuant to the exercise of an over-allotment option, and Raqia sold 176,929 shares that it acquired in connection with our acquisition of Raqia’s assets.  The net proceeds to us from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, are estimated to be approximately $84.1 million.  We intend to use these net proceeds for research and development, marketing, capital expenditures, possible acquisitions and other general corporate purposes.  The exact amount of net proceeds to be used and when they will be applied to these purposes will depend on a number of factors, including market conditions, our funding requirements and the availability of alternative funding sources.  Pending application of these net proceeds, we have invested them in short-term, investment grade, interest bearing securities.

Results of Operations

The following table sets forth certain of our Consolidated Statement of Operations data as a percentage of revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	100%	100%	100%	100
Cost of revenues	22	28	24	30
Cost of revenues - amortization of intangibles	6	—	6	—
Gross profit	72	72	70	70

Research and development expenses	25	29	25	31
Sales and marketing expenses	23	24	22	25
General and administrative expenses	9	11	11	12
Write-off of acquired in-process research and development costs	12	—	33	25
Cost of integration of acquired companies	8	—	10	—
Amortization of acquired intangible assets	8	5	7	5
Total operating expenses	85	69	108	98
Operating (loss) income	(13)	3	(38)	(28)
Interest and other income, net	1	—	1	2
(Loss) income from continuing operations before income taxes	(12)	3	(37)	(26)
Income tax expense	(3)	—	(4)	—
(Loss) income from continuing operations	(15)	3	(41)	(26)
Loss from operations of discontinued GDS business	—	(5)	—	(31)
Net loss	(15)	(2)	(41)	(57)

Three Months and Six Months ended June 30, 2003 compared to Three Months and Six Months ended June 30, 2002

Revenues increased 108%, or approximately $8.0 million, to $15.4 million for the three months ended June 30, 2003, from $7.4 million for the three months ended June 30, 2002.  Revenues increased 117%, or approximately $15.9 million, to $29.4 million for the six months ended June 30, 2003, from $13.6 million for the six months ended June 30, 2002.  The majority of the increase was attributable to the addition of Cylink products and services, especially WAN products.  The remaining increase for the three and six months ended June 30, 2003 over the same periods ended June 30, 2002 was due primarily to increased revenue from the Embedded Security Division, including chips and boards, intellectual property and software, as well as increased revenues from SafeNet BV. The revenue mix among Licenses and Royalties, Products, and Service and Maintenance changed from period to period with the mix for the three months ended June 30, 2003, being 13%, 70%, and 17%, respectively, compared to a revenue mix of 22%, 69%, and 9%, respectively, for the three months ended June 30, 2002. This mix was 15%, 71%, and 14% for the six months ended June 30, 2003 compared to 25%, 63%, and 12% for the six months ended June 30, 2002.  Licenses and Royalties remained constant in revenue dollars, while declining as a percentage of revenues as a result of the increase in product revenues.  The increase in products revenues was the most significant factor in revenue growth and was attributable primarily to the Cylink acquisition, which increased product demand and sales, especially in the WAN markets, within both the commercial and government sectors of our business.  Service and maintenance revenues continued to increase primarily as a result of the increased sales of products and in part due to several significant installations and upgrade work for our installed customer base. One embedded customer and one enterprise customer accounted for 21% and 13%, respectively, of our consolidated revenues for the three months ended June 30, 2003. For the six months ended June 30, 2003, one embedded customer and one enterprise customer accounted for 25% and 12%, respectively, of our consolidated revenues.  For the three and six months ended June 30, 2002, one embedded customer accounted for 50% and 38% of our consolidated revenues, respectively.

Gross margin remained constant at 72% for the three months ended June 30, 2003 and the three months ended June 30, 2002 and 70% for the six months ended June 30, 2003 and the six months ended June 30, 2002. The Enterprise Security Division’s gross margins were 80% and 75%, respectively, for the three and six months ended June 30, 2003, increasing from 71% and 74%, respectively, from the same periods in 2002. The increase in these margins was due primarily to an increase in the sales of higher margin products.  The Embedded Security Division’s gross margins were 60% and 65%, respectively, for the three and six months ended June 30, 2003, decreasing from 73% and 66%, respectively, for the three and six months ended June 30, 2002. Included within the cost of revenues is amortization of intangibles at 6% of revenues for the three and six months ended June 30, 2003.

Research and development expenses increased 72%, or approximately $1.6 million, to $3.8 million for the three months ended June 30, 2003, from $2.2 million for the three months ended June 30, 2002. These expenses increased 73%, or approximately $3.1 million, to $7.4 million for the six months ended June 30, 2003, from $4.3 million for the same period in 2002.  The increase was attributable to increased headcount from the Cylink and Raqia acquisitions as well as an increase in research and development projects. We expect to continue these research and development projects throughout 2003, as we announce new product and technology offerings during 2003.

Sales and marketing expenses increased 102%, or approximately $1.8 million, to $3.5 million for the three months ended June 30, 2003, from $1.8 million for the three months ended June 30, 2002.  These expenses increased 96%, or approximately $3.2 million, to $6.6 million for the six months ended June 30, 2003, from $3.4 million for the same period in 2002.  These increases were due primarily to an increase in sales personnel primarily related to the Cylink acquisition, increased commissions from increased sales and additional marketing and promotional costs associated with new product launches.

General and administrative expenses increased 71%, or approximately $581,000, to $1.4 million for the three months ended June 30, 2003, from $821,000 for the three months ended June 30, 2002. These expenses increased 90%, or approximately $1.5 million, to $3.1 million for the six months ended June 30, 2003, from $1.6 million for the same period in 2002.  The increase was primarily due to increased staffing from 11 to 20 people from 2002 to 2003. As a percentage of sales, general and administrative expenses decreased from 11% for the three months ended June 30, 2002 to 9% for the three months ended June 30, 2003 and from 12% for the six months ended June 30, 2002 to 11% for the same period in 2003.  We expect these costs to increase as a result of our compliance with the Sarbanes-Oxley Act of 2002.

The write-off of acquired in-process research and development costs for the three months ended June 30, 2003 was $1.8 million, of which $1.7 million was directly attributable to the acquisition of the Raqia assets and adjustments to the initial purchase price allocation for these assets.  For the six months ended June 30, 2003, these total costs were $9.7 million and were directly attributable to the acquisition of the Raqia assets and the acquisition of Cylink. These write-offs represent the estimated fair value of the in-process research and development projects that have not yet reached technological feasibility at the acquisition dates, and had no alternate future use. The values assigned to these acquired in-process technologies relate entirely to three distinct projects: a specific content inspection chip and compiler; a specific gateway design for security applications; and, a fully-integrated policy and security manager for multiple platforms and networks. The estimated fair value of these projects was determined by the use of a discounted cash flow model, using a discount rate that took into account the stage of completion, and the risks surrounding the successful development and commercialization of the technology and product. Subsequent to the acquisitions, we incurred approximately $483,000 in additional research and development charges to complete the development of these technologies.  For the three months and six months ended June 30, 2002, the write-off of in process research and development costs amounted to $0 and $3.4 million, respectively, all of which related to the acquisition of Securealink, which was for the in-

process development of a new application specific integrated circuit that was completed and licensed to a customer in 2002.

Costs of integration of acquired companies for the three and six months ended June 30, 2003 were $1.4 million and $3.0 million, respectively, and are costs specifically incurred as a result of integrating the people and products of Cylink and the Raqia assets, which were substantially completed during the second quarter of 2003.  There were no integration costs for the three months and six months ended June 30, 2002, respectively.  We may incur some additional integration expenses in connection with these acquisitions.

The amortization of the intangible assets for the three and six months ended June 30, 2003 of $1.3 million and $2.0 million, respectively, relate to the acquisitions of Cylink and the Raqia assets, as well as Securealink.  We acquired intangible assets, including developed technology, patents, customer relationships/contracts, backlog, and non-compete agreements. The amortization of developed technology and backlog is included in costs of revenues and the remainder is included in amortization of intangible assets. The Cylink intangible assets total $17.6 million and are being amortized over an average of 2.7 years. The Raqia intangible assets total $1.2 million and are being amortized over three years.  The Securealink intangible assets total $2.1 million and are being amortized over estimated useful lives ranging from one to five years. For the three and six months ended June 30, 2002, the amortization of intangible assets relates only to the acquisition of Securealink.

Interest and other income, net increased $122,000 to $146,000 for the three months ended June 30, 2003, from $24,000 for the three months ended June 30, 2002.  The increase is attributable to grant income from our SafeNet B.V. subsidiary.  For the six months ended June 30, 2003, this income decreased by $75,000 to $223,000 from $298,000 for the six months ended June 30, 2002.  The decrease resulted from a decline in interest rates and lower cash balances during the most recent period.

We estimate that the effective income tax rate for the year ending December 31, 2003 will be approximately 10%. This overall rate reflects the recognition of a tax benefit related to the reduction in deferred tax liabilities established in purchase accounting for non-deductible intangible assets, offset by the usage of U.S. net operating loss carryforwards (“NOLs”) related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options for which the tax benefit is recorded as a direct increase to stockholders’ equity rather than as a reduction of income tax expense. During the three and six months ended June 30, 2002, we incurred operating losses for which we recorded a full valuation allowance, as we could not predict the ultimate realization of the related deferred tax asset.  We believe the issuance of shares in the public offering we completed on July 15, 2003, when combined with the issuance of shares in connection with acquisitions in 2002 and 2003, may result in a change in control for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, which would limit our ability to utilize a portion of these NOLs.  While we do not believe this limitation on the use of these NOLs would have a significant impact on our business, we are not able to quantify the amount of the limitation at this time.

The three and six months ended June 30, 2002 included a loss from discontinued operations of $398,000 and $4.2 million, respectively, which was a result of our decision to discontinue operations at GretaCoder Data Systems (GDS), which was formerly our European operations segment, in the first quarter of 2002.  Because the discontinuation of GDS’s operations was completed in May 2002, there was no loss or income from discontinued operations for the three and six months ended June 30, 2003.

We had net losses of $2.2 million and $11.9 million for the three and six months ended June 30, 2003, respectively, compared to net losses of $152,000 and $7.7 million for the same periods in 2002. The losses per common share were $0.22 and $1.23 for the three and six months ended June 30, 2003, respectively, compared to a net loss per common share of $0.02 and $1.00 for the three and six months ended June 30, 2002, respectively.

Liquidity and Capital Resources

We believe that our current cash resources will be sufficient to meet our needs for the next twelve months, including all remaining integration costs related to the acquisitions of Cylink and the Raqia assets.  At June 30, 2003, we had working capital of $32.6 million, including cash and cash equivalents and short-term investments of $39.0 million.  On July 15, 2003, we completed a public offering pursuant to which we sold 2,698,071 shares of our common stock and received estimated net proceeds of approximately $84.1 million.  See the discussion above under “—Recent Developments.”

For the six months ended June 30, cash and short-term investments increased $6.8 million.  Cash provided by operating activities was approximately $3.9 million.  The major uses of cash included $1.2 million for the purchase of the Raqia assets, $1.6 million for purchases of property and equipment and $1.1 million for software development expenditures.  Major proceeds of cash included the net cash received from the Cylink acquisition of $310,000 and the exercise of stock options and the issuance of stock under our Employee Stock Purchase Plan of $6.6 million.

We have expended, and will continue to expend, portions of our operating cash for acquisition and integration costs related to acquisitions.  The Cylink acquisition resulted in cash outflows of $4.6 million during the six months ended June 30, 2003 for direct costs of the acquisition as well as the payment of liabilities recognized as a result of the acquisition.  In addition, we paid $3.9 million for integration costs during the same period, including certain liabilities previously accrued by Cylink.  The acquisition of Raqia’s assets required cash outflows of $1.2 million during the six months ended June 30, 2003.  We expect to spend approximately $200,000 for integration and $400,000 for acquisition costs with respect to Cylink for the remainder of 2003.

The following table sets forth, as of June 30, 2003, our commitments and contractual obligations for the years indicated (amounts in thousands):

	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$15,797	$1,456	$4,201	$6,020	$4,119
Purchase obligations (2)	2,777	1,000	1,777	—	—
	$18,574	$2,456	$5,978	$6,020	$4,119

(1) - The operating leases are for the multiple facilities that we lease for our operations, sales, and headquarters.

(2) - The majority of the purchase obligations are related to two OEM agreements that contain minimum product purchase obligations through December 31, 2004. The amounts  contained in the above table represent the minimum required remaining payments under these agreements.

Inflation and Seasonality

We do not believe that inflation will significantly impact our business. We do not believe our business is seasonal.  However, because we generally recognize product revenues upon shipment and software revenues upon establishing fair value of undelivered elements, such recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk is to fluctuations in foreign currency exchange rates, principally related to the Euro. As of June 30, 2003, our investments in our Dutch and United Kingdom subsidiaries were approximately $14.8 million and $55,000, respectively. A 10% change in the average Euro, dollar and British pound exchange rates for the six months ended June 30, 2003 would have changed our reported earnings for the period by approximately $128,000 and $21,000, respectively.  A 10% change in the June 30, 2003 Euro and British pound exchange rates would have changed our reported currency translation adjustment for six months ended June 30, 2003 by approximately $643,000 and $227,000, respectively.  A 10% change in the average interest rate for the six months ended June 30, 2003 would have changed our reported interest income by approximately $22,000.

At June 30, 2003, we did not have any interest bearing obligations. In addition, we do not hold any derivative instruments and do not have any commodity risk.

ITEM 4 – CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in internal control over financial reporting.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of any changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report.  This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer.  Based upon that evaluation, we concluded that there was no change in our internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

PART II   OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In 1998, Cylink filed with the Securities and Exchange Commission, or SEC, amendments to periodic reports, reflecting restated financial results for the first and third quarters of 1998, and for the fourth quarter of 1997.  Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its current and former directors and officers in U.S. federal courts in California.  These complaints alleged, among other things, that Cylink’s previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink’s common stock price to rise artificially.  The actions variously alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act.  The securities class action lawsuits were ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW).  On October 16, 2002, Cylink entered into an agreement with all plaintiffs in the securities class action lawsuit to settle all claims in the class action for $6.2 million.  The United States District Court for the Northern District of California preliminarily approved the settlement agreement on November 12, 2002, and on July 23, 2003, the court issued an order granting final approval of the settlement and entering final judgment in accordance with the terms of the settlement agreement.  The settlement amount was paid entirely from insurance proceeds under insurance policies held by Cylink.

On June 19, 2003, we received a letter from an investment bank seeking to invoice us for $700,000 for a fee alleged to be due to it for services rendered in connection with our acquisition of Cylink.  We believe this claim is without merit and intend to dispute it vigorously.  We do not believe an unfavorable outcome would have a material effect on our results of operation, financial condition or liquidity.  Any payment would be treated as an additional cost of the acquisition of Cylink and the purchase price would be adjusted accordingly.

On June 25, 2003, we were served with a motion and complaint in a lawsuit filed by Thales E-Security, Inc. and Thales Communications, Inc. (together, Thales) in the 17th Judicial Circuit Court of Broward County, Florida.  The court granted our motion to dismiss this lawsuit on jurisdictional grounds on July 3, 2003 and entered a final order to that effect on July 14, 2003.  On July 22, 2003, Thales filed a motion and complaint for preliminary injunction in the Circuit Court for Montgomery County, Maryland.  The motion and complaint allege that, among other things, we and a former Thales employee hired by us misappropriated trade secrets concerning one of Thales’ governmental customers, interfered with Thales’ business relationship with that customer, and interfered in Thales’ business and contractual relationships with a former supplier, CTAM PTY Ltd.  We recently entered into an exclusive marketing and sales agreement with CTAM, giving us rights to market and produce certain of CTAM’s encryption appliances.  Thales is seeking injunctive relief, monetary and punitive damages and attorneys fees from us and its former employee.  We intend to contest this lawsuit vigorously and based upon our preliminary assessment of Thales’ claims, we believe we would prevail if the lawsuit proceeds.  We also believe that, based upon this preliminary assessment, an unfavorable outcome would not have a material effect on our results of operation, financial condition or liquidity.

We are not aware of any other litigation or proceeding, pending or threatened, to which we are or may become a party.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Our Annual Meeting of Stockholders was held on June 18, 2003.

(b)         The following six directors were elected for a term of one year or until their respective successors have been duly elected or appointed:

	FOR	WITHHELD
Anthony A. Caputo	8,287,575	365,958
Thomas A. Brooks	8,337,059	316,474
Andrew E. Clark	8,290,850	362,683
Shelley A. Harrison	8,393,025	260,508
Ira A. Hunt, Jr.	8,127,834	525,699
Bruce R. Thaw	8,290,855	362,678

(c)          The stockholders ratified the appointment of Ernst & Young LLP as our auditors for the fiscal year ending December 31, 2003.  There were 8,391,488 shares cast in favor of the proposal, 250,899 shares cast against the proposal, and 11,146 shares abstaining.

(d)         The stockholders approved the increase in the number of shares in our 2001 Omnibus Stock Plan from 1,600,000 to 2,100,000.  There were 5,123,638 shares cast in favor of the proposal, 3,509,429 shares cast against the proposal, and 20,467 shares abstaining.

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits required by Item 601 of Regulation S-K:

3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001	I/B/R (1)
3.2	By-laws of Registrant	I/B/R (2)
10.1	Employment Offer Letter with Dr. Shelley A. Harrison dated as of May 1, 2003 (replacing Consulting Agreement dated May 1, 2003)	I/B/R (3)
10.2	Form of Indemnification Agreement entered into with directors and executive officers of Registrant
10.3	Office Lease dated June 25, 2003 by and between Waters’ Edge Corporate Campus LLC and SafeNet, Inc.
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906

of the Sarbanes-xley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-106084) of the Registrant and incorporated herein by reference.

(b)         We filed Current Reports on Form 8-K and Form 8-K/A on March 5, 2003, April 21, 2003 (amending the Current Report on Form 8-K filed on February 11, 2003), April 25, 2003, June 13, 2003 (amending the Current Report on Form 8-K filed on January 28, 2003) and July 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFENET, INC.

July 30, 2003	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO

Chairman, President and Chief Executive Officer

July 30, 2003	/s/ Carole D. Argo
CAROLE D. ARGO

Senior Vice President and Chief Financial Officer