Form 10-Q
period 2003-09-30
SAFENET INC
filed 2003-11-14
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20634

SAFENET, INC.
(Exact name of registrant as specified in its charter)

__________________

Delaware	52-1287752
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8029 Corporate Drive, Baltimore, MD 21236
(Address of principal executive offices)

410-931-7500
(Registrant’s telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X    No ___

Indicate by a check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).   Yes  X    No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of October 31, 2003 was 13,272,903.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,180	$3,399
Short-term investments	16,800	28,763
Accounts receivable, net of allowance for doubtful accounts of $840 and $224	10,791	4,534
Inventories, net of reserve of $1,338 and $958	1,414	1,008
Other current assets	1,503	1,002
Current assets of discontinued operations	—	93

Total current assets	138,688	38,799
Equipment and leasehold improvements, net of accumulated depreciation of $6,441 and $4,734	2,998	1,246
Computer software development costs, net of accumulated amortization of $1,724 and $1,513	1,388	479
Goodwill	38,470	12,826
Other intangible assets, net of accumulated amortization of $6,857 and $1,640	14,087	595
Other assets	889	1,374

Total assets	$196,520	$55,319

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,491	$1,456
Accrued salaries and commissions	3,460	2,162
Income taxes payable	1,038	—
Other accrued expenses	3,702	1,424
Advance payments and deferred revenue	3,120	1,393
Deferred income taxes	2,607	—
Current liabilities of discontinued operations	—	377

Total current liabilities	16,418	6,812
Deferred income taxes	2,677	129
Unfavorable lease liability	4,353	—

Total liabilities	23,448	6,941
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share Authorized 500 shares, none issued and outstanding	—	—
Common stock, $.01 par value per share Authorized 50,000 shares, issued 13,259 and 7,894 shares	133	79
Additional paid-in capital	199,498	65,665
Accumulated other comprehensive income	3,846	2,859
Accumulated deficit	(30,405)	(20,225)

Total stockholders’ equity	173,072	48,378

Total liabilities and stockholders’ equity	$196,520	$55,319

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Licenses and royalties	$3,304	$1,277	$7,702	$4,622
Products	11,085	6,916	31,922	15,784
Service and maintenance	3,204	634	7,408	2,003

	17,593	8,827	47,032	22,409
Cost of revenues
Licenses and royalties	48	151	292	577
Products	3,723	2,261	9,649	5,675
Service and maintenance	320	168	958	342
Amortization of intangible assets	337	—	2,227	—

	4,428	2,580	13,126	6,594

Gross profit	13,165	6,247	33,906	15,815

Research and development expenses	3,905	2,273	11,310	6,546
Sales and marketing expenses	3,956	1,820	10,571	5,198
General and administrative expenses	1,758	1,000	4,857	2,634
Write-off of acquired in-process research and development costs	—	—	9,681	3,375
Costs of integration of acquired companies	138	—	3,127	—
Amortization of intangible assets	1,313	400	3,349	1,102

Total operating expenses	11,070	5,493	42,895	18,855

Operating income (loss)	2,095	754	(8,989)	(3,040)
Interest and other income, net	193	123	416	421

Income (loss) from continuing operations before income taxes	2,288	877	(8,573)	(2,619)
Income tax expense	(569)	—	(1,607)	—

Income (loss) from continuing operations	1,719	877	(10,180)	(2,619)
Income (loss) from operations of discontinued GDS business (including loss on disposal of $0, $0, $0 and $3,506)	—	116	—	(4,066)

Net income (loss)	$1,719	$993	$(10,180)	$(6,685)

Income (loss) per common share:
Basic
Income (loss) from continuing operations	$0.13	$0.11	$(0.95)	$(0.34)
Income (loss) from discontinued operations (GDS)	—	0.02	—	(0.53)

Net income (loss) per share	$0.13	$0.13	$(0.95)	$(0.87)

Diluted
Income (loss) from continuing operations	$0.13	$0.11	$(0.95)	$(0.34)
Income (loss) from discontinued operations (GDS)	—	0.01	—	(0.53)

Net income (loss) per share	$0.13	$0.12	$(0.95)	$(0.87)

Shares used in computation:
Basic	12,769	7,736	10,700	7,701
Diluted	13,546	8,062	10,700	7,701

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited — in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$1,719	$993	$(10,180)	$(6,685)
Other comprehensive income (loss):
Unrealized loss from available-for-sale securities	—	(56)	—	(268)
Foreign currency translation adjustment	248	383	987	1,828
Reclassification adjustment — realization of foreign currency translation adjustment upon disposal of GDS business	—	—	—	1,526

Comprehensive income (loss)	$1,967	$1,320	$(9,193)	$(3,599)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2003
(Unaudited — in thousands)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income	deficit	equity

Balance at January 1, 2003	7,894	$79	$65,665	$2,859	$(20,225)	$48,378
Issuance of common stock in connection with secondary offering	2,698	27	83,893	—	—	83,920
Issuance of common stock in connection with the acquisition of Cylink Corporation	1,680	17	31,067	—	—	31,084
Assumption of stock options in connection with the acquisition of Cylink Corporation	—	—	1,399	—	—	1,399
Assumption of warrants in connection with the acquisition of Cylink Corporation	—	—	292	—	—	292
Issuance of common stock in connection with the asset acquisition of Raqia Networks	354	4	6,094	—	—	6,098
Income tax benefit related to stock option exercises	—	—	2,458	—	—	2,458
Issuance of common stock under Employee Stock Purchase Plan	7	—	162	—	—	162
Issuance of common stock for option exercises	626	6	8,468	—	—	8,474
Net loss for the nine months ended September 30, 2003	—	—	—	—	(10,180)	(10,180)
Foreign currency translation adjustment	—	—	—	987	—	987

Balance at September 30, 2003	13,259	$133	$199,498	$3,846	$(30,405)	$173,072

See accompanying notes to consolidated financial statements.

SAFENET, INC.
ANS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(10,180)	$(6,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	9,681	3,375
Loss on disposal of discontinued GDS business	—	3,506
Depreciation	892	571
Amortization of computer software development costs	207	370
Income tax benefit related to stock option exercises	2,458	—
Deferred income taxes	(1,506)	—
Unfavorable lease liability	(532)	—
Amortization of other intangible assets	5,576	1,102
Changes in operating assets and liabilities:
Accounts receivable, net	(739)	1,075
Inventories, net	1,461	151
Other current assets	547	448
Accounts payable	785	(941)
Accrued salaries and commissions	(4,253)	457
Accrued income taxes	1,038	—
Other accrued expenses	(1,917)	(3)
Advanced payments and deferred revenue	(349)	(809)

Net cash provided by operating activities	3,169	2,617

Cash flows from investing activities:
Maturities of short-term investments	48,078	4,669
Purchases of short-term investments	(36,181)	(11,255)
Purchases of equipment and leasehold improvements	(1,474)	(714)
Expenditures for computer software development	(1,117)	(150)
Cash paid for Securealink, net of cash acquired	—	(3,769)
Cash received upon acquisition of Cylink, net of cash paid	703	—
Cash paid for Raqia, net of cash acquired	(1,390)	(500)
Other assets	485	342

Net cash provided by (used in) investing activities	9,104	(11,377)

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan, net	8,637	915
Proceeds from secondary stock offering, net	83,920	—
Repayment of Securealink line of credit	—	(1,484)

Net cash provided by (used in) financing activities	92,557	(569)

Effect of exchange rate changes on cash	(49)	(283)

Net increase (decrease) in cash and cash equivalents	104,781	(9,612)
Cash and cash equivalents at beginning of period	3,399	14,994

Cash and cash equivalents at end of period	$108,180	$5,382

See accompanying notes to consolidated financial statements.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003
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

(2) Significant Accounting Policies and Recent Accounting Pronouncements

Warranty Accrual

The Company offers a one-year warranty for substantially all of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company transacts business. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The balance in the Company’s warranty accrual totaled $259 and $50 at September 30, 2003 and December 31, 2002, respectively.

Stock Options and Stock Granted to Employees

On December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“Statement 148”) which requires disclosure in the summary of significant accounting policies of the effects of an entity’s policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

As of September 30, 2003, the Company has seven stock-based employee compensation plans. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$1,719	$993	$(10,180)	$(6,685)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	1,243	839	2,981	2,985

Pro forma net income (loss)	$476	$154	$(13,161)	$(9,670)

Income (loss) per share:
Basic —as reported	$0.13	$0.13	$(0.95)	$(0.87)

Basic —pro forma	$0.04	$0.02	$(1.23)	$(1.26)

Diluted—as reported	$0.13	$0.12	$(0.95)	$(0.87)

Diluted—pro forma	$0.04	$0.02	$(1.23)	$(1.26)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk-free interest rate	3.11%	3.88%	3.11%	3.88%
Dividend yield	0%	0%	0%	0%
Option life	0-5years	3-5years	0-5years	3-5years
Stock price volatility	104% to 106%	119% to 122%	104% to 111%	119% to 122%
Weighted average fair value of granted options	$24.05	$11.23	$16.09	$10.67

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

Where appropriate, certain amounts in the 2002 consolidated financial statements and notes thereto have been reclassified to conform to the 2003 presentation.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. It requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company currently has not invested in any variable interest entities and, therefore, will apply the provisions of FIN 46 prospectively.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (Issue No. 00-21), Accounting for Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this issue does not impact existing authoritative guidance, including SOP 97-2, Software Revenue Recognition. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not believe that the impact of adoption will be material to reported operating results.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

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

The aggregate purchase price was $34,994 consisting primarily of 1,680 shares of common stock valued at $31,084, 194 options and warrants assumed with an aggregate value of $1,691, and estimated direct costs of the acquisition of $2,219. The value of the common shares issued was determined based on the average market price of the Company’s common shares over the period including three days before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of determining all of its direct costs of the acquisition; thus, the allocation of the purchase price is subject to refinement.

Cash and cash equivalents	$2,922
Accounts receivable	4,928
Inventories	1,376
Insurance proceeds receivable	6,407
Other current assets	545
Property and equipment	786
Goodwill	24,880
Acquired in-process research and development	3,351
Intangible assets subject to amortization (2.7 year weighted average useful life)	17,529
Other assets	554

Total assets acquired	63,278

Accounts payable	1,073
Accrued salaries and commissions	2,526
Accrued legal settlement	6,200
Other accrued expenses	4,671
Advance payments and deferred revenue	2,266
Deferred income taxes (including current portion of $2,579)	6,661
Unfavorable lease liability	4,887

Total liabilities assumed	28,284

Net assets acquired	$34,994

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

On the date of acquisition, $3,351 was written off as acquired in-process research and development costs, in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

In connection with the acquisition, the Company recorded a liability to reflect the terms of certain operating office leases that are unfavorable relative to current market prices as determined by an independent real estate valuation specialist. The liability was calculated based on the difference between the contractual lease payments and the current market prices over the remaining lease terms and discounted using a risk-free interest rate adjusted for SafeNet’s credit standing. As of September 30, 2003, the liability consists of a current liability of $711 and a non-current liability of $4,353.

The $24,880 of goodwill was assigned to the Enterprise Security segment. Of that total amount, none is expected to be deductible for tax purposes.

The following unaudited consolidated pro forma results of operations of the Company for the nine-month periods ended September 30, 2003 and 2002, respectively, and the three months ended September 30, 2002 give effect to the February 5, 2003 acquisition as though it had occurred on January 1, 2002. There is no impact on the results of operations for the three months ended September 30, 2003.

	Three Months
	Ended	Nine Months Ended
	September 30,	September 30,

	2002	2003	2002

	(in thousands, except per share amounts)
Revenues	$15,928	$49,236	$43,981
Loss from continuing operations	$(1,536)	$(11,416)	$(14,560)
Net loss	$(1,420)	$(11,416)	$(18,626)
Income (loss) per common share — basic and diluted:
Loss from continuing operations	$(0.16)	$(1.05)	$(1.56)
Income (loss) from discontinued operations (GDS)	0.01	—	(0.43)

Net loss	$(0.15)	$(1.05)	$(1.99)

The pro forma results include the estimated amortization of intangibles. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2002, nor are they necessarily indicative of future consolidated results.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

(4) Acquisition of Assets of Raqia Networks, Inc.

On February 27, 2003, SafeNet acquired substantially all the assets of Raqia Networks, Inc., a development stage company, consisting primarily of technology-related intangible assets. Total consideration paid by SafeNet was 354 shares of SafeNet common stock with an estimated value of $6,098 and $890 in cash. SafeNet had previously invested $1,000 in Raqia Networks.

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

The $6,330 assigned to acquired in-process research and development assets was written off as of the date of acquisition.

(5) Inventories

     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$188	$252
Finished goods	2,564	1,714

	2,752	1,966
Reserve for excess and obsolete inventory	(1,338)	(958)

	$1,414	$1,008

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

(6) Earnings Per Common Share

Basic earnings per share (“EPS”) is calculated by dividing income (loss) from continuing operations by the weighted-average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of potential common shares outstanding during the period unless the result is anti-dilutive. Information related to the calculation of basic and diluted EPS is summarized as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$1,719	$877	$(10,180)	$(2,619)

Weighted-average common shares outstanding — basic	12,769	7,736	10,700	7,701
Effect of dilutive securities — options and warrants	777	326	—	—

Weighted-average common shares outstanding — diluted	13,546	8,062	10,700	7,701

Basic income (loss) from continuing operations per share	$0.13	$0.11	$(0.95)	$(0.34)

Diluted income (loss) from continuing operations per share	$0.13	$0.11	$(0.95)	$(0.34)

For the nine months ended September 30, 2003 and 2002, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of stock options and warrants.

(7) Segments of the Company and Related Information

The Company has two reportable segments: products, chips, intellectual property and software designed and manufactured for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Embedded Security Division”) and remote access software sold to Original Equipment Manufacturers (“OEMs”) and network security products designed and manufactured for direct sales to end-users (“Enterprise Security Division”). The reportable segments are strategic business units that offer different products and market focus. The segments are managed separately because each segment requires different technology and marketing strategies. Both divisions market extensively throughout the United States, Europe and Asia.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues from external customers:
Embedded security division	$3,425	$5,267	$14,641	$12,548
Enterprise security division	14,168	3,560	32,391	9,861

Consolidated revenues	$17,593	$8,827	$47,032	$22,409

Significant non-cash items other than depreciation and amortization:
Embedded security division	$—	$—	$6,330	$3,375
Enterprise security division	—	—	3,351	—

Consolidated significant non-cash items	$—	$—	$9,681	$3,375

Operating (loss) income:
Embedded security division	$(761)	$152	$(7,208)	$(4,791)
Enterprise security division	2,856	602	(1,781)	1,751

Consolidated operating income (loss)	$2,095	$754	$(8,989)	$(3,040)

Income (loss) from continuing operations before income taxes
Embedded security division	$(696)	$195	$(7,058)	$(4,599)
Enterprise security division	2,984	682	(1,515)	1,980

Consolidated income (loss) from continuing operations before income taxes	$2,288	$877	$(8,573)	$(2,619)

The Company does not allocate assets to its reportable segments, as assets generally are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented.

For the three-month period ended September 30, 2003, one customer of the Enterprise Security Division accounted for 15% of the Company’s consolidated revenues. For the nine-month period ended September 30, 2003, one customer of the Enterprise Security Division accounted for 14% of the Company’s consolidated revenues.

For the nine-month period ended September 30, 2003, one commercial client of the Embedded Security Division segment accounted for 17% of the Company’s consolidated revenues, compared to 41% for the nine month period ended September 30, 2002.

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

The following table displays the intangible assets that continue to be subject to amortization and intangible assets not subject to amortization as of September 30, 2003 (in thousands):

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net Book Value

Goodwill	$38,470	$—	$38,470

Computer software development costs	$3,112	$(1,724)	$1,388

Other intangible assets:
Patents	$5,494	$(1,167)	$4,327
Developed technology	5,183	(2,038)	3,145
Customer contracts/relationships	6,735	(1,497)	5,238
Non-compete agreements	2,066	(689)	1,377
Purchase orders and contract backlog	1,466	(1,466)	—

	$20,944	$(6,857)	$14,087

The goodwill resulted from the acquisition of Pijnenburg Securealink, Inc. in January 2002, and the Cylink acquisition in February 2003.

The acquired intangibles were acquired upon the acquisitions of Securealink, Cylink, and Raqia. The useful lives of these assets range from less than one year to five years. The weighted-average useful life is approximately 3.0 years.

The estimated amortization expense for other intangible assets and computer software development costs for each of the four years subsequent to December 31, 2002 is as follows:

Remaining in 2003	$1,658
2004	$6,717
2005	$5,770
2006	$942
2007	$222
2008 and thereafter	$166

The Company includes amortization of developed technology and contract backlog in cost of revenues.

(9) Leases

The Company leases office facilities and equipment under non-cancelable operating leases expiring at various dates through 2013. The leases require the Company to pay a proportionate share of real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis. The future minimum payments under the leases for the years ending December 31, are as follows:

Remaining in 2003	$641
2004	$2,191
2005	$1,989
2006	$2,084
2007	$2,040
2008 and thereafter	$6,016

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

(10) Income Taxes

The tax provisions for the three and nine-month periods ended September 30, 2003 and 2002 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate from continuing operations was 18.7% for the nine months ended September 30, 2003, which is the rate the Company anticipates for the full year ending December 31, 2003.

The overall effective tax rate includes the recognition of a tax benefit for the reduction in deferred tax liabilities established in connection with the purchase price allocations for Securealink, Cylink and Raqia for certain intangible assets that are not deductible for tax purposes. This benefit is offset by the impact of utilizing U.S. net operating loss carryforwards created from the deduction of compensation expense resulting from the exercise of non-qualified stock options and the disqualified disposition of incentive stock options to reduce U.S. taxable income. When these net operating loss carryforwards are utilized, the resulting reduction in the valuation allowance is recorded as a direct increase to stockholders’ equity rather than a reduction to income tax expense. During the nine months ended September 30, 2003, an increase to stockholders’ equity of $2,458 was recorded related to the tax benefit of stock option deductions.

(11) Commitments and Contingencies

Securities Class Action

In 1998, Cylink filed with the Securities and Exchange Commission, or SEC, amendments to periodic reports, reflecting restated financial results for the first and third quarters of 1998, and for the fourth quarter of 1997. Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its then current and former directors and officers in U.S. federal courts in California. These complaints alleged, among other things, that Cylink’s previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink’s common stock price to rise artificially. The actions variously alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act. The securities class action lawsuits were ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). On October 16, 2002, Cylink entered into an agreement with all plaintiffs in the securities class action lawsuit to settle all claims in the class action for $6.4 million. The United States District Court for the Northern District of California preliminarily approved the settlement agreement on November 12, 2002, and on July 23, 2003, the court issued an order granting final approval of the settlement and entering final judgment in accordance with the terms of the settlement agreement. The settlement amount of $6.4 million was paid entirely from insurance proceeds under insurance policies held by Cylink prior to September 30, 2003.

Trade Secret Litigation

On June 25, 2003, we were served with a motion and complaint in a lawsuit filed by Thales E-Security, Inc. and Thales Communications, Inc. (together, Thales) in the 17th Judicial Circuit Court of Broward County, Florida. The court granted our motion to dismiss this lawsuit on jurisdictional grounds on July 3, 2003 and entered a final order to that effect on July 14, 2003. On July 22, 2003, Thales filed a motion and complaint for preliminary injunction in the Circuit Court for Montgomery County, Maryland. The motion and complaint allege that, among other things, we and a former Thales employee hired by us misappropriated trade secrets concerning one of Thales’ governmental customers, interfered with Thales’ business relationship with that customer, and interfered in Thales’ business and contractual relationships with a former supplier, CTAM PTY Ltd. SafeNet and Thales have entered into a stipulation of dismissal of this lawsuit with prejudice against Thales, dated October 6, 2003.

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

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

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

(12) Subsequent Events

On October 14, 2003, SafeNet entered into an agreement with SSH Communications Security Corp. (“SSH”), pursuant to which SafeNet will acquire substantially all of the assets and properties used in connection with the toolkit, IPVia VPN and VPN client businesses of SSH for approximately $14,000 in cash. SSH is a world-leading supplier of managed security middleware.

On October 22, 2003, SafeNet entered into an agreement to acquire Rainbow Technologies, Inc., a provider of information security solutions for mission-critical data and applications used in business, organization and government computing environments, in a stock-for-stock transaction. Consummation of the transaction is subject to customary closing conditions, including the approval of Rainbow’s stockholders and our stockholders. Under the terms of the agreement, each outstanding share of Rainbow common stock will be exchanged for 0.374 of a share of SafeNet common stock. All outstanding options to acquire Rainbow common stock will be assumed by us and converted into options to purchase shares of our common stock using the same exchange ratio. If the merger is consummated, the Company will issue in the transaction approximately 11.1 million shares of SafeNet common stock on a fully-diluted basis, which would represent approximately 43% of the outstanding stock of the combined company as of October 22, 2003, the date the proposed merger was announced. The Company expects the merger, if consummated, to close during the first quarter of 2004.

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

We have two reportable business segments. Through our Enterprise Security Division, we sell high-performance security solutions to address the needs of our government, financial institution and other security-sensitive commercial customers. We also provide, through our Embedded Security Division, a broad range of network security products, including silicon chips, accelerator cards, licensed intellectual property and software products, to OEMs that embed them in their own network infrastructure and wireless products. These divisions are managed separately because they offer different products and employ different marketing strategies (See Note 7 to the accompanying notes to consolidated financial statements).

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

Recent Developments

On October 14, 2003, SafeNet entered into an agreement with SSH Communications Security Corp. (“SSH”), pursuant to which SafeNet will acquire substantially all of the assets and properties used in connection with the toolkit, IPVia VPN and VPN client businesses of SSH for approximately $14.0 million in cash. SSH is a world-leading supplier of managed security middleware.

On October 22, 2003, we entered into an agreement to acquire Rainbow Technologies, Inc., a provider of information security solutions for mission-critical data and applications used in business, organization and government computing environments, in a stock-for-stock transaction. Consummation of the transaction is subject to customary closing conditions, including the approval of Rainbow’s stockholders and our stockholders. Under the terms of the agreement, each outstanding share of Rainbow common stock will be exchanged for 0.374 of a share of SafeNet common stock. All outstanding options to acquire Rainbow common stock will be assumed by us and converted into options to purchase shares of our common stock using the same exchange ratio. If the merger is consummated, the Company will issue in the transaction approximately 11.1 million shares of SafeNet common stock on a fully-diluted basis, which would represent approximately 43% of the outstanding stock of the combined company as of October 23, 2003, the date the proposed merger was announced. The Company expects the merger, if consummated, to close during the first quarter of 2004. If this merger is consummated, it will have a significant impact on our business operations going forward

Results of Operations

The following table sets forth certain of our Consolidated Statement of Operations data as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	100%	100%	100%	100%
Cost of revenues	25	29	28	29

Gross profit	75	71	72	71

Research and development expenses	22	26	24	29
Sales and marketing expenses	23	20	23	23
General and administrative expenses	10	11	10	12
Write-off of acquired in process research and development costs	—	—	21	15
Cost of integration of acquired companies	1	—	7	—
Amortization of acquired intangible assets	7	5	7	5

Total operating expenses	63	62	92	84

Operating income (loss)	12	9	(20)	(13)
Interest and other income, net	1	1	1	1

Income (loss) from continuing operations before income taxes	13	10	(19)	(12)
Income tax expense	(3)	—	(3)	—

Income (loss) from continuing operations	10	10	(22)	(12)
Income (loss) from discontinued GDS business	—	1	—	(18)

Net income (loss)	10%	11%	(22)%	(30)%

Three Months and Nine Months ended September 30, 2003 compared to Three Months and Nine Months ended September 30, 2002

Revenues increased 99%, or approximately $8.8 million, to $17.6 million for the three months ended September 30, 2003, from $8.8 million for the three months ended September 30, 2002. Revenues increased 110%, or approximately $24.6 million, to $47.0 million for the nine months ended September 30, 2003, from $22.4 million for the nine months ended September 30, 2002. A significant portion of the increase was attributable to the addition of Cylink products and services, especially WAN products. The remaining increase for the three and nine months ended September 30, 2003 over the same periods ended September 30, 2002 was due primarily to increased revenue from the Embedded Security Division, including chips and boards, intellectual property and software, as well as increased revenues from SafeNet BV. The revenue mix among Licenses and Royalties, Products, and Service and Maintenance changed from period to period with the mix for the three months ended September 30, 2003, being 19%, 63%, and 18%, respectively, compared to a revenue mix of 14%, 79%, and 7%, respectively, for the three months ended September 30, 2002. This mix was 16%, 68%, and 16% for the nine months ended September 30, 2003 compared to 21%, 70%, and 9% for the nine months ended September 30, 2002. Licenses and Royalties increased with stronger sales of software and IP licensing as well as increased royalty revenues. The increase in products revenues was the most significant factor in revenue growth and was attributed to increased product demand and sales in our enterprise security system which includes both VPN and WAN products sold to both the commercial and government sectors of our business. Service and maintenance revenues continued to increase primarily as a result of the increased sales of products and in part due to several significant installations and upgrade work for our installed customer base. One enterprise customer accounted for 15% of our consolidated revenues for the three months ended September 30, 2003. For the nine months ended September 30, 2003, one embedded customer and one enterprise customer accounted for 17% and 14%, respectively, of our consolidated revenues. For the three and nine months ended September 30, 2002, one embedded customer accounted for 44% and 41% of our consolidated revenues, respectively.

Gross margin increased 4% to 75% for the three months ended September 30, 2003 from 71% for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, gross margin increased 1% to 72% from 71%. The Enterprise Security Division’s gross margin was 73% for the three and nine months ended September 30, 2003, increasing from 72% for the same periods in 2002. The increase in these margins was due primarily to an increase in the sales of higher margin products.

The Embedded Security Division’s gross margins were 83% and 69%, respectively, for the three and nine months ended September 30, 2003, increasing from 70% and 68%, respectively, for the three and nine months ended September 30, 2002. The increases in gross margins for the three months ended September 30, 2003 relate to a change in the revenue mix with a greater percentage of sales being generated from licenses and royalties than the same period last year. Licenses and royalties average a higher gross margin than product sales and service and maintenance sales. Included within the cost of revenues is amortization of intangibles at 2% and 2% of revenues for the three and nine months ended September 30, 2003, respectively.

Research and development expenses increased 72%, or approximately $1.6 million, to $3.9 million for the three months ended September 30, 2003, from $2.3 million for the three months ended September 30, 2002. These expenses increased 73%, or approximately $4.8 million, to $11.3 million for the nine months ended September 30, 2003, from $6.5 million for the same period in 2002. The increase was attributable to increased headcount from the Cylink and Raqia acquisitions as well as an increase in research and development projects. We expect to continue these research and development projects throughout 2003, as we continue to announce new product and technology offerings during 2003.

Sales and marketing expenses increased 117%, or approximately $2.1 million, to $4.0 million for the three months ended September 30, 2003, from $1.8 million for the three months ended September 30, 2002. These expenses increased 103%, or approximately $5.4 million, to $10.6 million for the nine months ended September 30, 2003, from $5.2 million for the same period in 2002. These increases were due primarily to an increase in sales personnel primarily related to the Cylink acquisition, increased commissions from increased sales and additional marketing and promotional costs associated with new product launches.

General and administrative expenses increased 76%, or approximately $0.8 million, to $1.8 million for the three months ended September 30, 2003, from $1.0 million for the three months ended September 30, 2002. These expenses increased 84%, or approximately $2.2 million, to $4.9 million for the nine months ended September 30, 2003, from $2.6 million for the same period in 2002. The increase was primarily due to increased staffing from 11 to 20 people from 2002 to 2003. As a percentage of sales, general and administrative expenses decreased from 11% for the three months ended September 30, 2002 to 10% for the three months ended September 30, 2003 and from 12% for the nine months ended September 30, 2002 to 10% for the same period in 2003. We expect these costs to increase in the future as a result of our compliance with the Sarbanes-Oxley Act of 2002.

The write-off of acquired in-process research and development costs during the nine months ended September 30, 2003 was $9.7 million, and was directly attributable to the acquisition of the Raqia assets and the acquisition of Cylink. These write-offs represent the estimated fair value of the in-process research and development projects that have not yet reached technological feasibility at the acquisition dates, and had no alternate future use. The values assigned to these acquired in-process technologies relate entirely to three distinct projects: a specific content inspection chip and compiler; a specific gateway design for security applications; and a fully-integrated policy and security manager for multiple platforms and networks. The estimated fair value of these projects was determined by the use of a discounted cash flow model, using a discount rate that took into account the stage of completion, and the risks surrounding the successful development and commercialization of the technology and product. Subsequent to the acquisitions, we incurred approximately $0.5 million in additional research and development charges to complete the development of these technologies. For the nine months ended September 30, 2002, the write-off of in process research and development costs amounted to $3.4 million, all of which related to the acquisition of Securealink, which was for the in-process development of a new application specific integrated circuit that was completed and licensed to a customer in 2002.

Costs of integration of acquired companies for the three and nine months ended September 30, 2003 were $0.1 million and $3.1 million, respectively, and are costs specifically incurred as a result of integrating the people and products of Cylink and the Raqia assets, which were substantially completed during the second quarter of 2003. There were no integration costs for the three months and nine months ended

September 30, 2002, respectively. We may incur some additional integration expenses in connection with these acquisitions.

The amortization of acquired intangible assets for the three and nine months ended September 30, 2003 of $1.3 million and $3.3 million, respectively, relate to the acquisitions of Cylink and the Raqia assets, as well as Securealink. We acquired intangible assets, including developed technology, patents, customer relationships/contracts, backlog, and non-compete agreements. The amortization of developed technology and backlog is included in costs of revenues and the remainder is included in amortization of intangible assets. The Cylink intangible assets total $17.5 million and are being amortized over an average of 2.7 years. The Raqia intangible assets total $1.2 million and are being amortized over three years. The Securealink intangible assets total $1.9 million and are being amortized over estimated useful lives ranging from one to five years. For the three and nine months ended September 30, 2002, the amortization of intangible assets was $0.4 million and $1.1 million, respectively, and relates only to the acquisition of Securealink.

Interest and other income, net increased $0.1 million to $0.2 million for the three months ended September 30, 2003, from $0.1 million for the three months ended September 30, 2002. The increase is attributable to higher cash balances in 2003. Interest and other income remained constant at $0.4 million for the nine months ended September 30, 2003 and 2002.

We estimate that the effective income tax rate for the year ending December 31, 2003 will be approximately (19%). This overall rate reflects the recognition of a tax benefit related to the reduction in deferred tax liabilities established in purchase accounting for non-deductible intangible assets, offset by the usage of U.S. net operating loss carryforwards (“NOLs”) related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options for which the tax benefit is recorded as a direct increase to stockholders’ equity rather than as a reduction of income tax expense. During the three and nine months ended September 30, 2002, we incurred operating losses for which we recorded a full valuation allowance, as we could not predict the ultimate realization of the related deferred tax asset. We believe the issuance of shares in the public offering we completed on July 15, 2003, when combined with the issuance of shares in connection with acquisitions in 2002 and 2003, may result in a change in control for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, which would limit our ability to utilize a portion of these NOLs. While we do not believe this limitation on the use of these NOLs would have a significant impact on our business, we are not able to quantify the amount of the limitation at this time.

The three and nine months ended September 30, 2002 included income from discontinued operations of $0.1 million and $4.1 million, respectively, which resulted from our decision to discontinue operations at GretaCoder Data Systems (GDS), which was formerly our European operations segment, in the first quarter of 2002. Because the discontinuation of GDS’s operations was completed in May 2002, there was no loss or income from discontinued operations for the three and nine months ended September 30, 2003.

We had net income of $1.7 million and a net loss of $10.2 million for the three and nine months ended September 30, 2003, respectively, compared to net income of $0.9 million and a net loss of $6.7 million for the same periods in 2002. We had net income per diluted share $0.13 and a net loss per diluted share of $0.95 for the three and nine months ended September 30, 2003, respectively, compared to net income per diluted share of $0.12 and a net loss per diluted share of $0.87 for the three and nine months ended September 30, 2002, respectively.

Liquidity and Capital Resources

As of September 30, 2003 and December 31, 2002, we had working capital of $122.3 million and $32.0 million, respectively, including cash and cash equivalents and short-term investments totalling $125.0 million and $32.2 million, respectively. On July 15, 2003, we completed a public offering pursuant to which we sold 2.7 million shares of our common stock and received net proceeds of $83.9 million. We believe that our current cash resources will be sufficient to meet our needs for the next twelve months.

For the nine month period ended September 30, 2003, compared to the same period in 2002, cash provided by operating activities increased by $0.6 million. Cash provided by (used in) investing activities increased $19.9 million, primarily due an increase in net cash received from purchases and maturities of short-term investments of $18.6 million. Cash provided by (used in) financing activities increased $93.1 million, which is mainly attributed to cash proceeds from our July 2003 secondary offering of $83.9 million and an increase in cash received from stock option exercises of $7.7 million.

We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. As of September 30, 2003, we consider the Cylink acquisition and integration substantially complete.

Pursuant to the terms of the merger agreement related to the proposed merger with Rainbow Technologies, we may be obligated to pay Rainbow Technologies a termination fee of $15.0 million if the merger agreement is terminated because our Board of Directors fails to support the merger in certain ways or in other specified circumstances following the public announcement of a competing acquisition proposal involving SafeNet.

The following table sets forth, as of September 30, 2003, our commitments and contractual obligations for the years indicated (amounts in thousands):

		Less than	1-3	3-5	More than 5
	Total	One Year	Years	Years	Years

Operating leases(1)	$14,961	$2,284	$4,100	$3,984	$4,593
Sales and marketing agreement(2)	$1,000	—	1,000	—	—

	$15,961	$2,284	$5,100	$3,984	$4,593

(1)	– The operating leases are for the multiple facilities that we lease for our operations, sales, and headquarters.

(2)	– This agreement requires certain payments to be made in the future to complete our acquisition of these exclusive sales and marketing rights.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are exposed to the fluctuations in foreign currency exchange rates, principally related to the Euro and the British Pound. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our currency translation adjustment, a component of other comprehensive income. For the nine months ended September 30, 2003, a 10% change in average exchange rates for the Euro and British Pound would have changed our reported currency translation adjustment of $1.0 million by approximately $0.1 million. The Company’s exposure to foreign currency transaction risk is not significant, and therefore a 10% fluctuation in exchange rates would have a negligible impact on earnings.

Interest Rate Risk

We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents. For the nine months ended September 30, 2003, we had net interest income of approximately $0.4 million. A 10% change in the average interest rate for the nine months ended September 30, 2003 would have had a negligible effect on earnings.

As of September 30, 2003, we did not have any interest bearing obligations. In addition, we do not hold any derivative instruments and do not have any commodity risk.

ITEM 4 — CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In 1998, Cylink filed with the Securities and Exchange Commission, or SEC, amendments to periodic reports, reflecting restated financial results for the first and third quarters of 1998, and for the fourth quarter of 1997. Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its then current and former directors and officers in U.S. federal courts in California. These complaints alleged, among other things, that Cylink’s previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink’s common stock price to rise artificially. The actions variously alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act. The securities class action lawsuits were ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). On October 16, 2002, Cylink entered into an agreement with all plaintiffs in the securities class action lawsuit to settle all claims in the class action for $6.4 million. The United States District Court for the Northern District of California preliminarily approved the settlement agreement on November 12, 2002, and on July 23, 2003, the court issued an order granting final approval of the settlement and entering final judgment in accordance with the terms of the settlement agreement. The settlement amount was paid entirely from insurance proceeds under insurance policies held by Cylink.

On June 25, 2003, we were served with a motion and complaint in a lawsuit filed by Thales E-Security, Inc. and Thales Communications, Inc. (together, Thales) in the 17th Judicial Circuit Court of Broward County, Florida. The court granted our motion to dismiss this lawsuit on jurisdictional grounds on July 3, 2003 and entered a final order to that effect on July 14, 2003. On July 22, 2003, Thales filed a motion and complaint for preliminary injunction in the Circuit Court for Montgomery County, Maryland. The motion and complaint allege that, among other things, we and a former Thales employee hired by us misappropriated trade secrets concerning one of Thales’ governmental customers, interfered with Thales’ business relationship with that customer, and interfered in Thales’ business and contractual relationships with a former supplier, CTAM PTY Ltd. SafeNet and Thales have entered into a stipulation of dismissal of this lawsuit with prejudice against Thales, dated October 6, 2003.

We are not aware of any other litigation or proceeding, pending or threatened, to which we are or may become a party.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K:

3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001	I/B/R (1)
3.2	By-laws of Registrant	I/B/R (2)
31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

(b)	We filed Current Reports on Form 8-K on July 8, 2003, October 21, 2003, October 23, 2003 and October 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFENET, INC.

November 14, 2003	/s/ Anthony A. Caputo ANTHONY A. CAPUTO Chairman, President and Chief Executive Officer

November 14, 2003	/s/ Carole D. Argo CAROLE D. ARGO Senior Vice President and Chief Financial Officer