Form 10-K/A
period 2002-12-31
SAFENET INC
filed 2004-02-11
CIK 850313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20634

SAFENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1287752
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4690 Millennium Drive
Belcamp, Maryland	21017
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s Common Stock outstanding as of February 9, 2004 was 13,350,400.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s proxy statement for the Annual Meeting of Shareholders, which proxy statement in definitive form will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2002.

Explanatory Note

     This amendment to SafeNet, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003, as amended by Amendment No. 1 on Form 10-K/A, which was filed on April 29, 2003, is being filed to revise and expand disclosures in Item 1—Business, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8—Financial Statements and Supplementary Data. No further changes have been made to the Form 10-K. In connection with the filing of this amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, SafeNet, Inc. is including certain currently dated certifications and an updated consent of its independent auditors. This amendment continues to speak as of the date of the original filing of the Form 10-K and the Company has not updated the disclosure in this amendment to speak to any later date.

     In this Annual Report on Form 10-K/A, “SafeNet,” “we,” “us,” and “our” refer to SafeNet, Inc. and its subsidiaries, unless the context otherwise requires.

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

PART 1

ITEM 1. BUSINESS

Overview

     We develop, market, sell and support a portfolio of hardware and software network security products and services that enable secure communications and data services. Our products and services are used to create secure wide area networks (WANs) and virtual private networks over the Internet (VPNs) to prevent security breaches that could result in unauthorized access to confidential data, invasion of privacy and financial loss. Our security solutions allow our customers to lower the cost of deploying and managing secure, reliable private networks and enable the use of the Internet for secure business communications and transactions with customers, suppliers and employees.

     Our products and services address a wide range of customer and market needs. Through our Enterprise Security Division, we sell high-performance security solutions to address the needs of our government, financial institutions and other security-sensitive commercial customers. We also provide, through our Embedded Security Division, a broad range of security products, including silicon chips, accelerator cards, licensed intellectual property and software products, to original equipment manufacturers (OEMs) that embed them into their own network and wireless products. We believe that our relationships with both enterprises and OEMs allow us to provide security products to a broad spectrum of end-users.

     Our products are based on industry standard encryption algorithms and communication protocols that allow for integration into large networks and interoperability with other network devices and applications. Our solutions incorporate our security technologies, including our silicon chips, appliances, client software and management software, to provide a vertically integrated solution that addresses the stringent security needs of our customers. Our security products are centrally managed with our management software, which enables policy management and the secure, scalable monitoring of network devices, applications, network traffic and security events.

     Founded in 1983, we are headquartered in Baltimore, Maryland. We have a long track record of technology and security innovation and dedication to continuous product improvement. In 1995, we developed our first Internet VPN solution for a major financial institution. Through business relationships with end-user customers, such as the U.S. Department of Defense, the Internal Revenue Service, the Immigration and Naturalization Service and Citigroup, and OEMs, such as Cisco Systems and Texas Instruments, we have considerable experience developing and deploying network security solutions.

     In February 2003, we completed our acquisition of Cylink Corporation (“Cylink”), a California Corporation which developed, manufactured, marketed and supported a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communication over the Internet and private networks. Operations of Cylink were integrated into our Enterprise Security Division and function as part of that business unit. This acquisition will have a significant impact on our business operations going forward. As the transaction closed subsequent to December 31, 2002, the Cylink acquisition has not been considered in the discussion of our business as of and for the year ended December 31, 2002. However, due to its significance to our business, a discussion of the Cylink acquisition and its anticipated impact is included at the end of Item 1. Business.

     Also in February 2003, we acquired substantially all the assets of Raqia Networks, Inc. (“Raqia”), a development stage company, consisting primarily of technology-related intangible assets. Total consideration we paid was 389,640 shares of our common stock with an estimated value of $6.7 million plus $805,000 in cash. We had previously invested $1.0 million in Raqia. We will obtain an independent valuation of the acquired assets, in order to allocate the purchase price during the first quarter of 2003.

     In January 2002, we acquired Pijnenburg Secuealink, Inc. a Delaware corporation primarily engaged in the manufacture of security chips for e-commerce transactions through its European subsidiary. Securealink develops, markets and sells security chips and intellectual property, primarily in Europe and Asia. We integrated the operations of Securealink into our Embedded Security Division.

Industry Background

     Enterprises increasingly require secure and reliable networks to conduct electronic commerce, collaborate with customers and provide remote access for employees. The pervasive use of WANs and the Internet is substantially increasing the volume of electronic communications and transactions and the demand for network security products and services.

     Today, large networks contain numerous points of vulnerability, which can make passwords, network architecture and other critical information vulnerable to attack. Communications may pass through dozens of countries, over satellites, numerous operating systems in computers and routers, and through a variety of organizations or communications providers and their premises. Consequently, multiple parties have access, or can acquire access, to proprietary data within these networks. Because of this exposure, enterprises must have access to secure paths of communication.

     Secure electronic communications and transactions have traditionally required costly private networks and dedicated leased lines. Over time, enterprises have invested heavily in WANs (asynchronous transfer mode, or ATM, frame relay and link) to conduct secure communications and transactions, resulting in a significant installed base of these networks. However, there are several limitations that exist with traditional leased-line WANs. Their proprietary, fixed nature results in significant costs and reduced flexibility and scalability. The need for dedicated leased lines and excess capacity to meet peak load requirements results in networks that are significantly more expensive to maintain and administer. Additionally, providing network access is made difficult and expensive by the need to add another dedicated leased-line for each new location, partner and employee that needs to be connected to the network. In the future, we expect that most networks will utilize both WANs and the Internet, but will increasingly depend on the Internet as they expand to support a much larger number of users. As a result, these enterprises will require solutions that seamlessly manage both types of network technologies.

     The adoption of VPNs and, more recently, the Internet Protocol Security (IPSec), a widely used industry protocol to enable secure transmissions over the Internet, has enabled the secure transfer of information and data over the Internet. A VPN is a communications system using encryption technology that creates a private “tunnel” through the Internet and other communications systems, assuring authentication of users and privacy of information. Increased availability of VPN services has allowed a secure alternative to traditional WANs. VPNs allow organizations to use public networks for their communications backbone. Because the Internet is less expensive to use than private networks, enterprises can generally achieve substantial cost savings by using VPNs while taking advantage of the global availability and access to the Internet. VPNs have three key uses:

•	Remote access VPNs connect teleworkers and mobile workers to the corporate network;

•	Site-to-site VPNs connect the central office of an enterprise to its various branch and satellite offices; and

•	Extranet VPNs connect an enterprise and its suppliers and business partners, allowing them to exchange real-time information such as inventory levels or pricing.

     Some network security products emphasize one or more forms of security technology other than VPNs, such as firewalls, intrusion detection and anti-virus. Firewalls use filtering technology to control external access to an enterprise network. Intrusion detection, or intrusion prevention, is intended to alert network operators of attempts to penetrate customers’ networks. Similarly, anti-virus products address the prevalence of virus attacks that proliferate through the Internet, and migrate into private networks through their users’ computers. We believe that encryption and authentication should be the first line of defense in the network’s security strategy, with firewalls, intrusion detection and anti-virus solutions providing additional defense for communications received from remaining, unsecured sources. We further believe that encryption, by protecting the privacy of the information, ensuring the integrity of the data and authenticating the source and destination of the communication, is the foundation technology upon which a secure network can be built.

The SafeNet Solution

     We develop, market, sell and support a portfolio of hardware and software network security products and services that provide secure communications and data services over WANs and the Internet. Our products and services address a wide range of customer and market needs. Through our Enterprise Security Division, we sell high-performance security solutions to address the high-level security needs of our government, financial institution and other security-sensitive commercial customers. By providing a solution that incorporates our security technologies, including our silicon chips, appliances, client software and management software, we are able to provide a vertically integrated solution that addresses the stringent security needs of these customers. We also provide, through our Embedded Security Division, a broad range of security solutions, including silicon chips, accelerator cards, licensed intellectual property and software products, to OEMs that embed them into their own network and wireless products.

Strategy

     Our objective is to be the leading provider of products and services that enable secure communications and data services over WANs and the Internet. To achieve this objective, we continue to pursue the following strategies:

•	Extend our Technology and Introduce New Products. We intend to leverage our technology and product strength and expertise to further expand our core product functionality, continue to develop complementary products, and expand our target market. We will continue to invest in research and development and expect to announce several new product and technology offerings during 2003. For example in 2003, we expect to introduce content inspection chips designed for intrusion detection and prevention, application firewalls and anti-virus protection. We have assembled a team of experienced developers and engineers with security expertise and encourage a corporate culture that fosters continuous product innovation.

•	Further Penetrate our Existing Enterprise Customer Base. We have an established customer base of government, financial institution and other commercial enterprises. The strategic importance of our products allows us to develop long-term relationships with the key technology and security decision-makers within our customer base. The breadth of our existing enterprise product line allows us to address a wide range of customer needs. We intend to generate incremental sales from our existing customer base through the introduction of new and enhanced products and services. We believe that the acquisition of Cylink provides us with an opportunity to sell new products and services into the larger combined customer base, including selling our VPN solutions to Cylink’s customers.

•	Expand Strategic OEM Relationships and Other Distribution Channels. We intend to continue to focus on our OEM relationships and to expand distribution channels to develop new markets. We believe that these relationships allow us to provide our security solutions to the largest number of end-user customers. We sell a variety of security products to OEMs, including silicon chips, accelerator cards, licensed intellectual property and software products. We currently have OEM relationships with major companies, such as Cisco Systems, Texas Instruments, ARM, Advanced Micro Devices and Samsung. We offer comprehensive training and marketing programs to support our OEMs. We intend to further develop our relationships with system integrators for the government sector and value added resellers for international markets.

•	Target the Government and Financial Institution Markets. We continue to target government agencies and financial institutions. We believe these markets represent, over the long-term, a significant growth opportunity for sales of high-end network security products. Governmental agencies as well as financial institutions have increasingly focused on enhancing the security of their networks, especially after the September 11, 2001 terrorist attacks. We intend to expand our position in these markets and leverage this position to target new high growth market opportunities as they arise.

•	Target the Wireless Market. We have recently targeted the wireless communications market. We are currently in the process of developing additional security technology that will address the growing need for secure wireless communication.

•	Pursue Strategic Acquisitions on a Selective Basis. We explore acquisitions from time to time to acquire businesses, products or technologies that we believe will enhance and expand our current product offerings and our customer base.

Products, Services and Technology

     Our enterprise products and services are typically sold to government agencies, financial institutions and other commercial customers. Our embedded products are typically sold to OEM customers as components, such as silicon chips, accelerator cards, licensed intellectual property and software.

Enterprise Solutions

     SafeEnterprise™ Security System. Our SafeEnterprise™ Security System provides security solutions for government and financial institutions that require a high level of security to protect their networks from unauthorized access and to protect sensitive information as it travels over both WANs and the Internet. This solution, which includes both appliances and software that can be sold as an integrated turnkey solution or separately as discreet hardware and software products, consists of network gateways, backbone encryptors, remote access, client software and our management software. The SafeEnterprise system provides management functionality, including policy creation, policy enforcement, network monitoring, activity auditing and troubleshooting. SafeEnterprise™ provides a secure solution for both WANs (ATM, frame relay and link) and the Internet.

     Appliances. The SafeEnterprise™ Security System includes HighAssurance™ Gateways that employ the U.S. government endorsed Triple Data Encryption Standard (3DES) and Data Encryption Standard (DES) algorithms and Advanced Encryption Standard (AES) algorithms. In addition, the SafeEnterprise™ Security System also includes ATM, Frame and Link Encryptors that employ 3DES and DES algorithms.

•	HighAssurance™ Gateways: Our HighAssurance™ Gateway line provides a portfolio of IPSec VPN gateways covering small, medium and large network requirements. The gateways are differentiated by the performance needs of the network and where they are placed in the network. Our gateways integrate advanced features, such as load balancing and fail-over, secure multi-casting, firewalls and routing, and are all IPSec standards-compliant.

•	HighAssurance™ Gateways include:

Product	IPSec Throughput	IPSec Tunnels(1)

HighAssurance™ 500 Gateway	1.5 Mbps	500
HighAssurance™ 1000 Gateway	10 Mbps	1,000
HighAssurance™ 2000 Gateway	100 Mbps	10,000
HighAssurance™ 4000 Gateway	1 Gbps	1,024

(1)	A tunnel is an encrypted link between two devices.

•	ATM Encryptor: The SafeEnterprise™ ATM Encryptor provides data privacy and access control for connections over public and private ATM networks and protects all workstations, servers and other end nodes connected to a local area network. This product allows the flexibility to choose desired interface modules across a range of speeds.

•	Frame Encryptor: SafeEnterprise™ Frame Encryptor provides security for frame relay networks at speeds up to 52 Mbps. This product is used across a wide range of frame relay networks and applications.

•	Link Encryptor: SafeEnterprise™ Link Encryptor secures sensitive data transmitted over high-speed, point-to-point, or dial-up communication links at speeds up to 52 Mbps. The Link Encryptor is designed for organizations that rely heavily on close-looped secure networks for the transport of highly sensitive data.

     Software. The SafeEnterprise™ Security System includes the following software products:

•	Security Management Center: Our Security Management Center product provides security management for our VPN and WAN appliances and software clients, including authentication, definition and enforcement of security policy, configuration, monitoring and audit capabilities. The Security Management Center allows customers to manage all aspects of their VPN and WAN networks and allows for easy migration from WAN to VPN technology. The Security Management Center is a Java-based management platform.

•	SoftRemote: SoftRemote allows for remote access to corporate networks. This product provides VPN access capabilities for desktops and portable computers for all versions of Microsoft® Windows®, including Windows XP®. The client software provides secure client-

to-client or client-to-gateway communications over the Internet, dial-up connections and wireless local area networks. Key features include personal firewall capabilities and support for strong two-factor authentication through industry-standard smart cards. SoftRemote additionally includes policy protection and support for browser certificates. We also sell versions of our SoftRemote VPN client software to OEMs who are able to co-brand the client and offer it as part of their overall solution.

•	HighAssurance™ Remote: The HighAssurance™ Remote client is based on SoftRemote, which contains additional security features for the U.S. government and other agencies. HighAssurance™ Remote is federal information processing standards (FIPS) certified.

•	SoftRemoteLT- SoftRemoteLT is a streamlined version of SoftRemote that offers all the features of SoftRemote except for personal firewall capabilities.

•	SoftRemotePDA: SoftRemotePDA is based on SoftRemote and designed specifically to extend VPN access to mobile devices, such as personal digital assistants, or PDAs. SoftRemotePDA is designed to combat the vulnerabilities in wireless communications by applying the IPSec technologies utilized by SoftRemote to handheld portable devices. It allows PDA users to securely communicate over wireless links to retrieve email, access corporate information from a network or browse the Internet. SoftRemotePDA is available for both Palm OS® and Pocket PC® handheld devices.

     Services. The SafeEnterprise™ Security System includes the following services:

•	SafeNet Trusted Services: SafeNet Trusted Services provides a complete outsourced VPN solution. Our managed services allow organizations to implement our VPNs without the investment in equipment, facilities and security expertise. SafeNet Trusted Services provides system availability in excess of 99.9% and our primary network operations center, located in Baltimore, Maryland, has been approved by several U.S. government security organizations. Qualified security specialists perform around-the-clock functions necessary to maintain VPN security, including providing help desk services and other maintenance functions. SafeNet Trusted Services specialists work closely with the customer to define and implement its security policy.

Embedded Solutions.

     Hardware Solutions. We provide OEMs with the following portfolio of silicon chips and accelerator cards:

•	SafeXcel™: SafeXcel™ is our line of silicon chips that addresses the needs of OEMs for embedded, accelerated security. This product line includes high-performance integrated circuits and privacy products for both IPSec and Secured Socket Layer, or SSL, encryption. Our SafeXcel™ product line includes the following series:

•	SafeXcel™ Momentum Series. The SafeXcel™ Momentum Series of silicon chips is developed for the consumer and small office/home office, or SOHO, markets. These chips are designed for low cost applications, such as broadband access, SOHO routers, wireless access devices, VPN gateways and firewalls. The Momentum Series includes the following silicon chips with the indicated IPSec throughputs:

•	SafeXcel-1140, 50 Mbps;

•	SafeXcel-1141, 135 Mbps; and

•	SafeXcel-1741, 260 Mbps.

•	SafeXcel™ Velocity Series. The SafeXcel™ Velocity Series of silicon chips is designed for higher performing networking appliances, such as routers, firewalls, gateways and remote access servers. The Velocity Series includes the following silicon chips:

•	SafeXcel-2010, which supports 50 Mbps of IPSec throughput; and

•	SafeXcel-ISES, an SSL accelerator used in SSL appliances.

•	SafeXcel™ Transaction Series. The SafeXcel™ Transaction Series of silicon chips is designed for point-of-sale terminals, keyboards and smart cards, which may be used in e-commerce, financial and medical transactions.

•	SafeXcel™ Cards. SafeXcel™ Cards are accelerator cards that provide cryptographic throughput and acceleration for operations such as encryption, hashing, public key computations, key negotiation, signatures and random number generation. SafeXcel Cards include SafeXcel 140-PCI, SafeXcel 141-PCI, SafeXcel 171-PCI and SafeXcel 241-PCT. Also available is a PCI card based on SafeXcel-4850.

     EmbeddedIP™. EmbeddedIP™ is the delivery of our technology in a form that allows OEMs to embed security in their silicon chips, including products designed specifically for the wireless market. EmbeddedIP™ is available for license in intellectual property cores or blocks, whereby selected elements of the VPN encryption technology can be adapted in single or multiple implementations. This allows OEMs to incorporate selective blocks in their own silicon chips to allow for cost-effective, high throughput, low power-consuming designs. EmbeddedlP can be licensed in the following blocks:

•	Encryption Engines;

•	Hash Engines;

•	Packet Engines;

•	Public Key Accelerators; and

•	Entropy based True Random Number Generator (RNG).

     We also license our CGX (CryptoGraphic eXtensions) Library, a library of more than 60 cryptographic commands, which allows OEMs to deploy applications with reduced development time.

Technology

     Our portfolio of VPN security products is based on SecureIP Technology. SecureIP Technology is the intellectual property underlying the building blocks of security applications that enable entities to securely use the Internet and other shared networks. SecureIP Technology is implemented in our CGX Library, a library of more than 60 cryptographic commands, processes and interfaces that provides a flexible and secure application that is portable across many processors and operating systems. The CGX Library is embedded in our chips, accelerator cards and software clients forming a seamless suite of readily embeddable products for our OEM customers. In addition, we apply our security technologies at each layer of the enterprise; not only the embedded technologies, but also in the designs of the gateways and the systems resulting in integrated enterprise security systems with high level performance.

Customers and Customer Support

     The majority of our customers are U.S. government agencies, financial institutions and many of the leading OEMs.

     Our significant end-user customers include:

•	Government: U.S. Department of Defense, U.S. Customs Service, Internal Revenue Service, U.S. Department of State and Immigration and Naturalization Service.

•	Financial Institutions: Citigroup, UBS, JPMorgan Chase, MBNA and SWIFT.

     Our significant OEM customers include:

•	Network Infrastructure: Cisco Systems, Microsoft, WatchGuard, NetScreen and SonicWall.

•	Wireless/Semiconductor: Advanced Micro Devices, Texas Instruments and ARM.

     We provide customer support through a staff of support engineers knowledgeable in both our network security systems and products, and complex computer networks. In addition to supporting customers, this group of engineers performs system level quality assurance testing of new products and product enhancements. We provide customer telephone support, including 24 hour a day “hot line” support. In addition, we offer on-site training, installation and trouble-shooting services, generally on a fee basis.

     We provide limited warranties on our hardware products for one year upon delivery of the product. After warranty expiration, clients may purchase an extended warranty support contract. This contract extends warranty service for an additional one-year period, providing repair or replacement of defective products and telephone support. We also offer support on a time and materials basis.

Sales and Marketing

     We sell our products and services primarily through direct sales personnel dedicated to both enterprise and OEM markets and internationally primarily through value added resellers. The unique requirements of our customers require us to maintain specialized sales personnel. Our Enterprise Security Division sales group, which includes a federal sales group and a commercial sales group, specifically targets government organizations and worldwide financial entities and utilizes federal systems integrators to fulfill customer purchase orders as a contract vehicle for our federal customers. The Embedded Security Division sales organization is responsible for pursuing and managing sales to OEMs who embed our technology and products into their own network and wireless products. We have sales offices in the United States, the United Kingdom, Singapore, Switzerland and the Netherlands.

     Our marketing department is dedicated to marketing communications, developing sales tools and sales support programs, public relations, product launch support, events and partner programs. Our marketing efforts focus on building brand recognition and developing leads for our sales force.

     To achieve these objectives, our marketing program includes:

•	Direct marketing efforts through a Web marketing program and website, as well as email and direct-mail promotions;

•	Programs to ascertain the requirements of existing and prospective end-user and OEM customers;

•	Trade-shows and seminars to increase the visibility of our solutions and generate leads for our sales force, such as the RSA Security Conference in San Jose, California and E-Gov in Washington, DC;

•	European brand awareness through exhibitions such as CEBIT in Hanover, Germany and new European sales offices;

•	Increased coverage of our technology and products in leading trade publications; and

•	Public relations efforts and joint marketing and co-branding arrangements with our partners.

     Some of our network security products contain encryption algorithms that are subject to the export restrictions administered by the Bureau of Export Control, U.S. Department of Commerce. These restrictions permit the export of encryption products based on country, algorithm and class of end-user. They prohibit the export of encryption products to some countries and to business entities that are not included in a range of end-users.

Product Development

     We have assembled a team of engineers with experience in the fields of computing, network systems design, Internet routing protocols, security standards and software. Our engineering team has experience in developing and delivering hardware, software, encryption and authentication technology, accelerator cards and integrated custom silicon chips.

     We believe strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional product functionality and maintaining the competitiveness of our products. Our current initiatives include:

•	Developing wireless security products;

•	Expanding our products to address the firewall, intrusion detection and prevention and anti-virus markets through the release of a content inspection product; and

•	Further incorporating in our product lines high assurance security techniques derived from joint development initiatives with U.S. government agencies.

     We will continue to devote resources to the latest security technology and to meet the increasing demands of our customers and the market.

Backlog

     Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within five days to 10 weeks of receipt of a customer’s firm purchase order. Our backlog consists of all orders received, where the anticipated shipping date is typically within six months. Because of the possibility of customer changes in delivery schedules or cancellations of orders, our backlog as of any particular date may not be indicative of sales in any future period. We seldom maintain long-term contracts with our customers that require them to purchase our products.

Contract Manufacturing

     We design and develop all key components of our appliances, software and silicon chips, which are fabricated by contract foundries. Our silicon chips are primarily manufactured by Analog Devices and Samsung. We outsource the manufacturing of our other products primarily to a small privately-held manufacturer. The outsourced operations include engineering prototypes, pre-production runs, full turnkey boxbuilds and product drop shipments. We also design, specify and monitor all the testing required to meet our internal and external quality control guidelines. Outsourcing allows us to reduce fixed overhead and personnel costs and provides greater flexibility to match product and market demands. However, the unavailability of the contract manufacturers and foundries we utilize could substantially decrease our control of the cost, quality and timeliness of the manufacturing process.

Competition

     The network security market is highly competitive and subject to rapid technological changes. We expect to face increasing competitive pressures from competitors as network security becomes more prevalent. We currently compete against companies that have substantially greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. There are also a number of other hardware and software data encryption methods and security technologies on the market that compete with our products.

     We believe that the principal competitive factors affecting the network security market include standards compliance, product quality and reliability, technical features, network compatibility, ease of use, client service and support, distribution and price. Although we believe our technology and products currently compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors.

     We face numerous competitors. Our key OEM competitive threat comes from potential customers electing to develop internal capabilities similar to those provided by our products rather than buying solutions from us or another outside vendor. The key enterprise competitive threat is that customers select vendors with greater financial, research and marketing resources.

Patents and Intellectual Property

     Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to protect our intellectual property. We own 21 United States and foreign patents and have additional pending foreign and domestic patent applications. These patents cover our SafeXcel chips, CGX Security Platform, SafeNet Dial and the AX400.

     We seek to protect the source codes to our computer software programs, which are essential elements of our products, by means of copyright and trade secrets laws. The protection of our intellectual property and information we develop will be limited to such protection as we may be able to secure pursuant to trade secret or copyright laws or under any confidentiality agreements into which we may enter. We own federally registered trademarks for the SafeNet name and for certain of our products. However, we cannot assure you as to the validity, enforceability or lack of infringement of these trademarks.

     At present, we have confidentiality agreements with our officers, directors and employees. There can be no assurance that the scope of any such protection we are able to secure will be adequate to protect our intellectual property or that we will have the financial resources to engage in litigation against parties who may infringe such intellectual property. In addition, we cannot assure you that others will not develop similar technology independent of us.

     We believe that our products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

EMPLOYEES

As of March 3, 2003, we had 215 employees, of whom 17 are engaged in production and quality control, 25 in administration and financial control, 112 in engineering, development, and client support, and 61 in marketing and sales. We employ 165 employees in the United States, 39 employees in the Netherlands, 8 employees in United Kingdom, and 3 employees in Singapore. Approximately 65 of those employees are from the acquisition of Cylink.

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

SafeNet has one commercial client, Cisco Systems, Inc., that accounted for 41% of its consolidated revenues for the year ended December 31, 2002. A loss of this customer or significant cutback in its orders for SafeNet’s products would have a material adverse effect on SafeNet’s business and results of operations. In 2003, Cisco Systems announced the selection of a different vendor to supply some of its next generation chip technology, for which SafeNet had previously been the sole provider. SafeNet’s business continues to evolve in an effort to reduce to significant customer exposure through the introduction of new customers and more products. Cisco Systems continues to be a major revenue source for SafeNet.

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

QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001. All periods’ results have been restated to separately disclose discontinued operations.

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

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, the statements in this Item are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause SafeNet’s actual results in future periods to differ materially from forecasted results. Those risks include, among others, the risks described in Item 1 — Business.

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

Year ended December 31, 2002 Compared to Year ended December 31, 2001

Revenues increased 96%, or $15,773,000, to $32,235,000 for the period ended December 31, 2002, from $16,462,000 in 2001. The Embedded Security Division revenues increased 234% or $12,815,000 due to the full year presence of the Securealink acquisition for 2002, which resulted in increased revenues of approximately $2,217,000, as well as increased revenue from our largest commercial customer, Cisco Systems, Inc. Cisco Systems accounted for 41% of our consolidated revenues for the year ended December 31, 2002. The Enterprise Security Division segment increased 27% or $2,958,000 due primarily to revenues of approximately $3,050,000 earned under additional long-term government contracts. These contracts are the result of the government’s approach to internet and communication security in light of the Homeland Security Initiative.

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

Liquidity and Capital Resources

SafeNet believes that its current cash resources will be sufficient to meet its needs for the next year. As of December 31, 2002, SafeNet had working capital of $31,987,000 including cash and short-term investments of $32,162,000. SafeNet did not have any material commitments for capital expenditures in 2002 and does not have any such commitments for the forseeable future.

Material recurring uses of working capital include salaries and other compensation, which accounted for approximately $12,200,000 in 2002, sales and marketing expenses, which accounted for approximately $3,700,000 in 2002, and research and development projects, which accounted for approximately $2,200,000 in 2002.

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

Goodwill and Other Intangible Assets

     Goodwill is initially measured as the excess of the cost of an acquired company over the sum of the amounts assigned to tangible and intangible assets acquired less liabilities assumed. SafeNet does not amortize goodwill, but rather reviews the carrying value of the asset for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Intangible Assets, the provisions of which SafeNet adopted effective January 1, 2002.

     The goodwill impairment test under Statement 142 involves a two-step approach. Under the first step, SafeNet determines the fair value of each reporting unit to which goodwill has been assigned. SafeNet then compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, SafeNet calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. SafeNet then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, SafeNet recognizes an impairment loss equal to the difference.

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

Product Warranties

     SafeNet offers a one-year warranty for substantially all of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which SafeNet does business. SafeNet estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect SafeNet’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. SafeNet periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The balance in SafeNet’s warranty accrual totaled $50 at December 31, 2002 and 2001.

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

The estimated fair value of this project was determined using the income approach, which involves two general steps. The first step is to establish a forecast of the estimated future net cash flows expected to accrue to SafeNet resulting from ownership of the asset or a group of assets. The second step involves discounting these estimated future net cash flows to their present value. In order to estimate future net cash flows, SafeNet employed a multi-period excess earnings method, under which it prepared a forecast of cash inflows, cash outflows, and pro-forma charges for economic returns of and on tangible assets employed and other enabling intangible assets, including patents and core technologies. The cash inflows included in the forecast were projected to commence in the third quarter of fiscal year 2002 and continue until the end of fiscal year 2005 and were based on pricing that was consistent with historical sales of similar application specific integrated circuit products and technology.

Cash outflows include direct and indirect expenses for costs to complete, cost of sales based on historical gross margin rates for similar products of approximately 80%, sales, marketing, general and administrative, and income taxes assuming a 35% effective income tax rate. The net cash inflows over an estimated economic life of approximately four years were then discounted to net present value using a risk adjust discount rate of 25%. The discount rate used in this calculation takes into account the stage of completion and the risks surrounding the successful development and commercialization of each purchased in-process technology project that was valued.

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

The reconciliation of the reported income tax expense (benefit) to the amount that would result by applying the U.S. federal statutory tax rate of 34% to income (loss) from continuing operations is as follows:

	2002	2001	2000

Tax expense (benefit) at U.S statutory rate	$(298)	$(37)	$2,468
Effect of permanent differences	1,182	24	17
State income taxes, net of federal benefit	179	(5)	335
Change in valuation allowance, excluding charge related to stock option exercises	(1,031)	18	(2,803)
Other, net	(122)	—	(17)

	$(90)	$—	$—

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

			Weighted
			Average
	Number	Range of	Exercise
	of Shares	Exercise Prices	Price

Outstanding at January 1, 2000	1,199	$ 3.09 to $31.50	$10.28
Granted	752	$14.75 to $43.50	$22.66
Canceled	(217)	$ 4.50 to $25.63	$11.25
Exercised	(392)	$ 3.09 to $20.25	$10.42

Outstanding at December 31, 2000	1,342	$ 3.09 to $43.50	$17.01
Granted	825	$ 5.85 to $43.63	$11.79
Canceled	(117)	$ 3.25 to $43.50	$25.78
Exercised	(167)	$ 3.09 to $24.87	$9.41

Outstanding at December 31, 2001	1,883	$ 4.38 to $43.63	$14.85
Granted	404	$11.10 to $16.51	$13.09
Canceled	(106)	$ 8.53 to $33.63	$17.94
Expired	(52)	$ 9.19 to $18.06	$9.47
Exercised	(205)	$ 5.13 to $24.13	$9.50

Outstanding at December 31, 2002	1,924	$ 4.38 to $43.63	$15.08

Exercisable at December 31, 2002	1,121	$ 4.38 to $43.63	$14.92

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of shares	Contractual Life	Price	of Shares	Price

$4.38 to $8.70	415	3.9 years	$6.91	240	$7.00
$9.19 to $17.56	1,035	5.3 years	$13.16	610	$13.23
$18.13 to $26.00	359	3.3 years	$22.98	207	$22.68
$31.50 to $43.63	115	3.3 years	$37.30	64	$35.71

	1,924	4.4 years	$15.08	1,121	$20.62

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

	Year ended December 31,

	2002	2001	2000

Revenue from external customers:
Embedded security division	$18,292	$5,477	$6,418
Enterprise security division	13,943	10,985	18,860

Consolidated revenues	$32,235	$16,462	$25,278

Significant non-cash items other than depreciation and amortization expense
Embedded security division	$3,375	$—	$—
Enterprise security division	—	—	—

Consolidated significant non-cash charges	$3,375	$—	$—

Operating (loss) income:
Embedded security division	$(4,227)	$(1,697)	$(268)
Enterprise security division	2,683	252	6,208

Consolidated operating (loss) income	$(1,544)	$(1,445)	$5,940

Depreciation and amortization:
Embedded security division	$2,180	$1,163	$1,076
Enterprise security division	857	398	699

Consolidated depreciation and amortization	$3,037	$1,561	$1,775

(Loss) income from continuing operations before income taxes:
Embedded security division	$(3,794)	$(1,253)	$67
Enterprise security division	2,919	1,143	7,193

Consolidated (loss) income from continuing operations before income taxes	$(875)	$(109)	$7,260

	December 31,

Geographic Information	2002	2001	2000

Revenues:
United States	$28,945	$15,134	$23,877
All other countries	3,290	1,328	1,401

Consolidated revenues	$32,235	$16,462	$25,278

Long-lived assets, from continuing operations:
United States	$1,140	$1,696	$2,696
All other countries	585	—	—

Consolidated long-lived assets	$1,725	$1,696	$2,696

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

(15)  (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per common share for the years ended December 31:

	2002	2001	2002

Numerator:
(Loss) income from continuing operations	$(785)	$(109)	$7,260

Denominator:
Denominator for basic (loss) income per share - weighted average shares	7,730	7,057	6,751
Effect of employee stock options	—	—	444

Denominator for diluted (loss) income per share - adjusted weighted-average shares and assumed conversions	7,730	7,057	7,195

Basic (loss) income from continuing operations per share	$(0.10)	$(0.01)	$1.08

Diluted (loss) income from continuing operations per share	$(0.10)	$(0.01)	$1.01

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance
	at	Charged				Balance
	Beginning	to Costs	Charges			at End
	of	and	to Other			of
	Period	Expenses	Accounts	Deductions(a)	Recovery	Period

Allowance for doubtful accounts:
Year ended December 31, 2002	$150	$94	$—	$—	$—	$244
Year ended December 31, 2001	196	32	—	78	—	150
Year ended December 31, 2000	215	60	—	79	—	196
Reserve for obsolete inventory:
Year ended December 31, 2002	$482	$477	$—	$—	$—	$958
Year ended December 31, 2001	207	284	—	9	—	482
Year ended December 31, 2000	207	—	—	—	—	207

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

(c)	Exhibits required by Item 601 of Regulation S-K:

2A	Agreement and Plan of Reorganization dated October 30, 2002 by and among the Registrant, Sapphire Acquisition Corp. and Cylink Corporation	I/B/R(1)

3A	Restated Certificate of Incorporation of Registrant, as filed with the Secretary of State of Delaware on May 23, 2001	I/B/R(2)

3B	By-laws of Registrant	I/B/R(3)

4	Specimen of Common Stock Certificate of Registrant	I/B/R(3)

10A	Sublease dated November 2, 1993 for facility at 8029 Corporate Drive, Baltimore, MD	I/B/R(4)

10B	Stock Option Plan of 1989	I/B/R(5)

10C	Joint Development and Marketing Agreement between the Registrant and CyberGuard Corporation	I/B/R(6)

10D	Agreement between SafeNet Secure Solutions, Inc. (wholly-owned subsidiary of the Registrant) and Analog Devices, Inc.	I/B/R(7)

10E	1999 Employee Stock Option Plan	I/B/R(8)

10F	1999 Stock Bonus Plan	I/B/R(8)

10G	Non-Employee Director Stock Option Plan	I/B/R(8)

10H	2000 Employee and Directors Stock Option Plan	I/B/R(8)

10I	2001 Omnibus Stock Option Plan	I/B/R(9)

10J	Employment Agreement with Anthony Caputo	I/B/R(10)

10K	Employment Agreement with Cees Jan Koomen	I/B/R(10)

10L	Employee Stock Purchase Plan	I/B/R(9)

10M	Second Amendment to Lease and Partial Termination Agreement dated October 30, 2002 by and between Cylink Corporation and Orchard Jay Investors, LLC for facilities located in Santa Clara, California	I/B/R(11)

10N	Stipulation and Agreement of Settlement filed on November 5, 2002, in the United States District Court for the Northern District of California, No. C98-4292 (VRW)	I/B/R(11)

21	Subsidiaries of Registrant	†

23.1	Consent of Ernst & Young LLP, independent auditors

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Previously filed.

(1)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-101577) of the Registrant and incorporated herein by reference.

(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-KSB for the fiscal year ended December 31, 1993 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-52066) of the Registrant and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

(8)	Filed as an exhibit to a Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on July 28, 1999 and incorporated herein by reference.

(9)	Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-98029) of the Registrant and incorporated herein by reference.

(10)	Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 10-Q of Cylink Corporation (File No. 0-27742) for the quarterly period ended September 29,2002 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET, INC.

By:	/s/ Anthony A. Caputo

Anthony A. Caputo
Chairman, Chief Executive Officer and President

Date: February 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony A. Caputo Anthony A. Caputo	Chairman, Chief Executive Officer And President	February 10, 2004

/s/ Carole D. Argo Carole D. Argo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2004

/s/ Thomas A. Brooks Thomas A. Brooks	Director	February 10, 2004

/s/ Shelley A. Harrison Shelley A. Harrison	Director	February 10, 2004

/s/ Ira A. Hunt, Jr. Ira A. Hunt, Jr.	Director	February 10, 2004

/s/ Bruce R. Thaw Bruce R. Thaw	Director	February 10, 2004