Form 10-Q/A
period 2003-09-30
SAFENET INC
filed 2004-02-11
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
incorporation or organization)

4690 Millennium Drive, Belcamp, MD 21017
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of February 9, 2004 was 13,350,400.

Explanatory Note

     This amendment to SafeNet, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, which was filed with the Securities and Exchange Commission on November 14, 2003, is being filed to revise and expand certain disclosures in the Notes to Consolidated Financial Statements (Unaudited) and the Recent Developments, Results of Operations and Liquidity and Capital Resources sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. No further changes have been made to the Form 10-Q. In connection with the filing of this amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, SafeNet, Inc. is including certain currently dated certifications. This amendment continues to speak as of the date of the original filing of the Form 10-Q and the Company has not updated the disclosure in this amendment to speak to any later date.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuation of certain acquired tangible assets and liabilities; thus the allocation of the purchase price is subject to refinement, which should be completed by the end of fiscal year 2003.

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

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
September 30, 2003
Amounts in thousands (except per share data)

All of the assets and liabilities were assigned to the Enterprise Security Segment. As noted above, $3,351 of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations on the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to purchased in-process technology relates to two projects: NetHawk 6.0 and Privacy Manager 1.0.

The estimated fair value of these projects was determined using the income approach, which involves two general steps. The first step is to establish a forecast of the estimated future net cash flows expected to accrue to SafeNet resulting from ownership of the group of assets. The second step involves discounting these estimated future net cash flows to their present value. In order to estimate future net cash flows, SafeNet employed a multi-period excess earnings method, under which it prepared a forecast of cash inflows, cash outflows, and pro-forma charges for economic returns of and on tangible assets employed and other enabling intangible assets, including patents and core technologies. Cash outflows include direct and indirect expenses for costs to complete, cost of sales based on historical gross margin rates for similar products, sales, marketing, general and administrative, and income taxes. The net cash inflows over an estimated economic life of three years for NetHawk 6.0 and four years for Privacy Manager 1.0, both beginning later in 2003, were then discounted to net present value using a risk adjusted discount rate of 22%. The discount rate used in this calculation takes into account the stage of completion and the risks surrounding the successful development and commercialization of each the purchased in-process technology project that was valued.

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

The $24,880 of goodwill was assigned to the Enterprise Security segment. Of that total amount, none is expected to be deductible for tax purposes. The primary factors contributing to a purchase price for Cylink that resulted in the recognition of goodwill included the belief that the combined strengths of the two companies enable them to compete more effectively than SafeNet could alone, the belief that the merger allows the combined company to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers, and the impact of anticipated operating efficiencies.

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

All of the assets and liabilities were assigned to the Embedded Security Segment. As noted above, $6,330 of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations on the acquisition date. The value assigned to purchased in-process technology relates to one project for ReGXP, which is a content inspection technology.

The estimated fair value of this project was determined using the income approach. In order to estimate future net cash flows, SafeNet employed a multi-period excess earnings method, under which it prepared a forecast of cash inflows, cash outflows, and pro-forma charges for economic returns of and on tangible assets employed and other enabling intangible assets, including patents and core technologies. Cash outflows include direct and indirect expenses for costs to complete, cost of sales based on historical gross margin rates for similar products, sales, marketing, general and administrative, and income taxes. The net cash inflows over an estimated economic life of ten years beginning later in 2003 were then discounted to net present value using a risk adjusted discount rate of 40%. The discount rate used in this calculation takes into account the stage of completion and the risks surrounding the successful development and commercialization of the purchased in-process technology project that was valued.

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

If this merger with Rainbow is consummated, it will have a significant impact on our operations going forward. While the impact of the proposed merger on our future results of operations and liquidity is uncertain at this time, the combined company will add 4,000 new customers to SafeNet’s existing customer base, distribution channels in over 100 countries, and 570 employees to SafeNet’s approximately 215 employees. We expect that revenues of the combined company will be significantly greater than our revenues. Pro forma revenues for the combined company as of September 30, 2003 are $152 million compared to our revenues for the same period of $49 million. We expect that the gross margins for the combined company will be lower than our current gross margins as a result of Rainbow having a significant portion of its revenues under long-term contracts, which is accounted for using the percentage of completion method. This has the effect of including all significant costs, including allowable sales and marketing, research and development and general and administrative costs related to its long-term contracts in costs of sales instead of operating expenses. The pro forma results of operations for the combined company as of September 30, 2003 result in gross margins of 34% as compared to SafeNet’s stand-alone gross margins of 69% for the same period. We expect our net loss to increase significantly as our reporting reflects the expected range of acquisition related charges, including amortization of acquired intangibles.

In addition, we anticipate the proposed merger will result in cost savings as a result of cost synergies and operating efficiencies after the integration of our businesses. While the magnitude and timing of those benefits is uncertain, we currently anticipate pre-tax annual cost savings of at least $4 million to $6 million, including anticipated savings of $1.75 million to $2.5 million in professional fees and insurance costs, $1.75 million to $2.5 million in marketing costs, and $500,000 to $1.0 million in management and board of directors expenses. For a description of the proposed merger with Rainbow, including the risks associated with the merger, please refer to our Registration Statement on Form S-4, which will be on file with the Securities and Exchange Commission and available through the SEC’s website at www.sec.gov.

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

Three Months and Nine Months ended September 30, 2003 compared to Three Months and Nine Months ended September 30, 2002

Revenues increased 99%, or approximately $8.8 million, to $17.6 million for the three months ended September 30, 2003, from $8.8 million for the three months ended September 30, 2002. Revenues increased 110%, or approximately $24.6 million, to $47.0 million for the nine months ended September 30, 2003, from $22.4 million for the nine months ended September 30, 2002. A significant portion of the increase was attributable to the addition of Cylink products and services, especially WAN products. The remaining increase for the three and nine months ended September 30, 2003 over the same periods ended September 30, 2002 was due primarily to increased revenue from the Embedded Security Division, including chips and boards, intellectual property and software, as well as increased revenues from SafeNet BV. The revenue mix among Licenses and Royalties, Products, and Service and Maintenance changed from period to period with the mix for the three months ended September 30, 2003, being 19%, 63%, and 18%, respectively, compared to a revenue mix of 14%, 79%, and 7%, respectively, for the three months ended September 30, 2002. This mix was 16%, 68%, and 16% for the nine months ended September 30, 2003 compared to 21%, 70%, and 9% for the nine months ended September 30, 2002. Licenses and Royalties increased with stronger sales of software and IP licensing as well as increased royalty revenues. The increase in products revenues was the most significant factor in revenue growth and was attributed to increased product demand and sales in our enterprise security system which includes both VPN and WAN products sold to both the commercial and government sectors of our business. Service and maintenance revenues continued to increase primarily as a result of the increased sales of products and in part due to several significant installations and upgrade work for our installed customer base. One enterprise customer, a U.S. government agency, accounted for 15% of our consolidated revenues for the three months ended September 30, 2003. For the nine months ended September 30, 2003, one embedded customer, Cisco Systems, Inc., and one enterprise customer, a U.S. government agency, accounted for 17% and 14%, respectively, of our consolidated revenues. For the three and nine months ended September 30, 2002, Cisco Systems accounted for 44% and 41% of our consolidated revenues, respectively.

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

The write-off of acquired in-process research and development costs during the nine months ended September 30, 2003 was $9.7 million, and was directly attributable to the acquisition of the Raqia assets and the acquisition of Cylink. These write-offs represent the estimated fair value of the in-process research and development projects that have not yet reached technological feasibility at the acquisition dates, and had no alternate future use. The values assigned to these acquired in-process technologies relate entirely to three distinct projects: a specific content inspection chip and compiler; a specific gateway design for security applications; and a fully-integrated policy and security manager for multiple platforms and networks. The estimated fair value of these projects was determined by the use of a discounted cash flow model, using a discount rate that took into account the stage of completion, and the risks surrounding the successful development and commercialization of the technology and product. Subsequent to the acquisitions, we incurred approximately $0.5 million in additional research and development charges to complete the development of these technologies. Completion of the development of these technologies occurred during the first quarter of 2003. For the nine months ended September 30, 2002, the write-off of in process research and development costs amounted to $3.4 million, all of which related to the acquisition of Securealink, which was for the in-process development of a new application specific integrated circuit that was completed and licensed to a customer in 2002.

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

Pursuant to the terms of the merger agreement related to the proposed merger with Rainbow Technologies, we may be obligated to pay Rainbow Technologies a termination fee of $15.0 million if the merger agreement is terminated because our Board of Directors fails to support the merger in certain ways or in other specified circumstances following the public announcement of a competing acquisition proposal involving SafeNet. We expect to incur costs associated with the merger which may aggregate $4.5 million related to professional fees such as legal, due diligence, professional integrators and financial advisory fees. Additionally, we would expect that there may be additional cash obligations, including obligations related to possible severance, director's and officers tail insurance for Rainbow as required by the merger agreement ($1.5 million), and lease buy-outs. At this point, we are unable to quantify the expected range, with the exception of the director's and officers tail insurance.

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

SAFENET, INC.

February 10, 2004	/s/ Anthony A. Caputo ANTHONY A. CAPUTO Chairman, President and Chief Executive Officer

February 10, 2004	/s/ Carole D. Argo CAROLE D. ARGO Senior Vice President and Chief Financial Officer