Form 10-K
period 2003-12-31
SAFENET INC
filed 2004-03-10
CIK 850313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20634

SAFENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1287752

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4690 Millennium Drive
Belcamp, Maryland	21017

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 931-7500

Securities registered under Section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12 (g) of the Exchange Act:

Name of each
Title of each class	exchange on which registered

Common Stock, $.01 par value	NASDAQ National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ National Market on June 30, 2003 was approximately $289,000,000. All executive officers and directors of the registrant have been deemed, solely for the purpose of this calculation, to be “affiliates” of the registrant. This determination of the affiliate status is not necessarily conclusive.

     The number of shares of the registrant’s Common Stock outstanding as of March 5, 2004 was 13,423,645.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the registrant’s proxy statement for the Annual Meeting of Stockholders, which proxy statement in definitive form will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2003.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, the risk factors discussed in this Annual Report on Form 10-K. As a general matter, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other comparable terminology. We expressly disclaim any obligation or undertaking to publicly release any revisions to “forward looking statements” to reflect events or circumstances after the date that this report is filed with the Securities and Exchange Commission or to reflect the occurrence of anticipated events.

PART I.

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

     Our products are based on industry standard encryption algorithms and communication protocols that allow for integration into large networks and interoperability with other network devices and applications. Our solutions incorporate our security technologies, including our silicon chips, appliances, client software and management software, to provide a vertically integrated solution that addresses the stringent security needs of our customers. Our products enable our customers to expand their existing WANs efficiently and to integrate these networks with lower-cost VPNs. Our security products are centrally managed with our management software, which enables policy management and the secure, scalable monitoring of network devices, applications, network traffic and security events. We are currently engaged in VPN product development for the National Security Agency, which is the U.S. government agency responsible for coordinating, directing and performing highly specialized activities to protect U.S. information systems.

     Founded in 1983, we are headquartered in Belcamp, Maryland. We have a long history of technology and security innovation and dedication to continuous product improvement. In 1995, we developed our first Internet VPN solution for a major financial institution. Through business relationships with end-user customers, such as the U.S. Department of Defense, the Internal Revenue Service, the U.S. Department of Homeland Security, Citigroup, and various OEMs, such as Cisco Systems and Texas Instruments, we have considerable experience developing and deploying network security solutions.

     On November 18, 2003 we completed the acquisition of the OEM Products Group of SSH Communications Security Corp (“SSH”), a company based in Finland. The business acquired includes SSH’s VPN client software and security and networking toolkits.

     On October 22, 2003, we entered into an agreement to acquire Rainbow Technologies, Inc., a provider of information security solutions for mission-critical data and applications used in business, organization and government computing environments, in a stock for stock transaction. Consummation of the transaction is subject to customary closing conditions, including the approval of Rainbow’s stockholders and our stockholders and regulatory approvals. The Company expects the merger, if consummated, to close during the first quarter of 2004. If this merger is consummated, it will have a significant impact on our business operations going forward.

     In February 2003, we acquired the assets of Raqia Networks, Inc., a development stage company, consisting primarily of technology-related intangible assets.

     In February 2003, we also acquired Cylink Corporation, which expanded our customer base and our product offerings to include security solutions for WANs, such as our ATM, Frame and Link encryptor products. Operations of Cylink were integrated into the Enterprise Security Division.

Industry Background

     Enterprises increasingly require secure and reliable networks to conduct electronic commerce, collaborate with customers and provide remote access for employees. The pervasive use of WANs and the Internet is substantially increasing the volume of electronic communications and transactions and the demand for network security products and services.

     Today, large networks contain numerous points of vulnerability, which can make passwords, network architecture and other critical information vulnerable to attack. Communications may pass through dozens of countries, over satellites, through numerous operating systems in computers and routers, and through a variety of organizations or communications providers and their premises. Consequently, multiple parties have access, or can acquire access, to proprietary data within these networks. Because of this exposure, enterprises must have access to secure paths of communication.

     Secure electronic communications and transactions have traditionally required costly private networks and dedicated leased lines. Over time, enterprises have invested heavily in WANs (ATM, frame relay and link) to conduct secure communications and transactions, resulting in a significant installed base of these networks. However, there are several limitations that exist with traditional leased-line WANs. Their proprietary, fixed nature results in significant costs and reduced flexibility and scalability. The need for dedicated leased lines and excess capacity to meet peak load requirements results in networks that are significantly more expensive to maintain and administer. Additionally, providing network access is made difficult and expensive by the need to add another dedicated leased-line for each new location, partner and employee that needs to be connected to the network. In the future, we expect that most networks will utilize both WANs and the Internet, but will increasingly depend on the Internet as they expand to support a much larger number of users. As a result, these enterprises will require solutions that seamlessly manage both types of network technologies.

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

     Our enterprise solutions have the following benefits:

•	Broad Product Line. We offer our WAN and VPN solutions as a system that integrates our hardware and software products, or separately as discrete hardware and software products. This enables us to address the needs of large enterprise customers who require complex and integrated systems, as well as customers who may require individual hardware or software components. Our products and services enable our customers to expand their existing WANs efficiently and to integrate these networks with lower cost Internet technologies.

•	High Level of Security. Our products and services have been designed to meet the high level security needs of our government, financial institution and other commercial customers. We currently are engaged in product development for the National Security Agency, which includes products that protect classified defense information. We have also sold our products and services to other key government agencies, including the Department of Defense, which has used them for battlefield command-and-control applications. In addition, we are developing chips to address classified government security needs and the security requirements of critical infrastructure, such as banks and utilities, as required by the Department of Homeland Security.

•	High Performance Systems. Our appliances are designed to maximize the performance of our solutions across WANs and the Internet. Using our VPN products, our customers are able to transmit secured data at up to 1 Gbps of bi-directional throughput. Our products can support up to 10,000 IPSec tunnels and a maximum of 100,000 simultaneous secure transactions with minimal degradation in network performance.

•	Ease of Deployment and Management. Our products require minimal configuration and can be deployed quickly and cost-effectively by end-user customers. Our WAN and VPN security products are centrally managed with our security management software, which enables policy management and cost-effective, secure, scalable monitoring of network devices and applications, network traffic and security events.

•	Standards-Based and Network Compatible. We offer products that are based on industry and government standards, including certain required standards, and accepted network communication protocols. These standards and protocols allow our products to interoperate with a large number of products from other vendors.

Our embedded solutions, in addition to some of the benefits discussed above, have the following benefits:

•	Ease of Development. We offer a complete development environment in which OEMs can build a wide variety of encryption products. This allows OEMs to accelerate time to market, reduce development costs and provide system-level implementation of encryption technology.

•	Flexible Packaging. Our core technology is available for license to OEMs in various forms, such as embedded intellectual property blocks, silicon chips or accelerator cards. In particular, embedded intellectual property allows selected elements of our VPN technology to be adapted in single or multiple implementations. This feature allows OEMs to incorporate selective blocks in their silicon chips or processors, resulting in cost effective, high throughput, low power consuming designs.

•	Price to Performance. Our products are designed for rapid and cost-effective implementation and to match the stringent cost requirements of our customers with their performance needs. As such, our development staff follows a design approach to reduce overall product costs.

Strategy

     Our objective is to be the leading provider of products and services that enable secure communications and data services over WANs and the Internet. To achieve this objective, we continue to pursue the following strategies:

•	Extend our Technology and Introduce New Products. We intend to leverage our technology and product strength and expertise to further expand our core product functionality, continue to develop complementary products, and expand our target market. We will continue to invest in research and development and expect to announce new product and technology offerings during 2004. For example in 2003, we introduced a content inspection chip and expect to introduce other content inspection products designed for intrusion detection and prevention, application firewalls and anti-virus protection. We have assembled a team of experienced developers and engineers with security expertise and encourage a corporate culture that fosters continuous product innovation.

•	Further Penetrate our Existing Enterprise Customer Base. We have an established customer base of government, financial institution and other commercial enterprises. The strategic importance of our products allows us to develop long-term relationships with the key technology and security decision-makers within our customer base. The breadth of our existing enterprise product line allows us to address a wide range of customer needs. We intend to generate incremental sales from our existing customer base through the introduction of new and enhanced products and services. We believe that the acquisition of Cylink will continue to provide us with an opportunity to sell new products and services into the larger combined customer base, including selling our VPN solutions to customers with WAN-based technology.

•	Expand Strategic OEM Relationships and Other Distribution Channels. We intend to continue to focus on our OEM relationships and to expand distribution channels to develop new markets. We believe that these relationships allow us to provide our security solutions to the largest number of end-user customers. We sell a variety of security products to OEMs, including silicon chips, accelerator cards, licensed intellectual property and software products. We currently have OEM relationships with major companies, such as Cisco Systems, Texas Instruments, ARM, Advanced Micro Devices and Samsung. We offer comprehensive training and marketing programs to support our OEMs. We intend to further develop our relationships with system integrators for the government sector and value added resellers for international markets.

•	Target the Government and Financial Institution Markets. We continue to target government agencies and financial institutions. We believe these markets represent, over the long-term, a significant growth opportunity for sales of high-end network security products. Governmental agencies as well as financial institutions have increasingly focused on enhancing the security of their networks, especially after the September 11, 2001 terrorist attacks. We intend to expand our position in these markets and leverage this position to target new high growth market opportunities as they arise.

•	Target the Wireless Market. We have recently targeted the wireless communications market. We are currently in the process of developing additional security technology that will address the growing need for secure wireless communication. For example, Texas Instruments has licensed our encryption technology for use in their next generation of chips for wireless products.

•	Pursue Strategic Acquisitions on a Selective Basis. We explore acquisitions from time to time to acquire businesses, products or technologies that we believe will enhance and expand our current product offerings and our customer base.

Products, Services and Technology

     Our Enterprise products and services are typically sold to government agencies, financial institutions and other commercial customers. Our Embedded products are typically sold to OEM customers as components, such as silicon chips, accelerator cards, licensed intellectual property and software.

Enterprise Solutions

     SafeEnterprise™ Security System. In 2003, we introduced our SafeEnterprise™ Security System, which provides security solutions for government and financial institutions that require a high level of security to protect their networks from unauthorized access and to protect sensitive information as it travels over both WANs and the Internet. This solution, which includes both appliances and software that can be sold as an integrated turnkey solution or separately as discreet hardware and software products, consists of network gateways, backbone encryptors, remote access, client software and our management software. The SafeEnterprise system provides management functionality, including policy creation, policy enforcement, network monitoring, activity auditing and troubleshooting. SafeEnterprise™ provides a secure solution for both WANs (ATM, frame relay and link) and the Internet.

     Appliances. The SafeEnterprise™ Security System includes HighAssurance™ Gateways that employ the U.S. government endorsed Triple Data Encryption Standard (3DES) and Data Encryption Standard (DES) algorithms and Advanced Encryption Standard (AES) algorithms. In addition, the SafeEnterprise™ Security System also includes ATM, Frame and Link Encryptors that employ 3DES and DES algorithms.

•	HighAssurance™ Gateways: Our HighAssurance™ Gateway line provides a portfolio of IPSec VPN gateways covering small, medium and large network requirements. The gateways are differentiated by the performance needs of the network and where they are placed in the network. Our gateways integrate advanced features, such as load balancing and fail-over, secure multi-casting, firewalls and routing, and are all IPSec standards-compliant. HighAssurance™ Gateways include:

Product	IPSec Throughput	IPSec Tunnels(1)
HighAssurance™ 500 Gateway	1.5 Mbps	500
HighAssurance™ 1000 Gateway	10 Mbps	1,000
HighAssurance™ 2000 Gateway	100 Mbps	10,000
HighAssurance™ 4000 Gateway	1 Gbps	1,024

(1)	A tunnel is an encrypted link between two devices.

•	ATM Encryptor: The SafeEnterprise™ ATM Encryptor provides data privacy and access control for connections over public and private ATM networks and protects all workstations, servers and other end nodes connected to a local area network. This product allows the flexibility to choose desired interface modules across a range of speeds up to OC-12.

•	Frame Encryptor: SafeEnterprise™ Frame Encryptor provides security for frame relay networks at speeds up to 52 Mbps. This product is used across a wide range of frame relay networks and applications.

•	Link Encryptor: SafeEnterprise™ Link Encryptor secures sensitive data transmitted over high-speed, point-to-point, or dial-up communication links at speeds up to 52 Mbps. The Link Encryptor is designed for organizations that rely heavily on close-looped secure networks for the transport of highly sensitive data.

     In 2003, we entered into an exclusive marketing and sales agreement with CTAM PTY Ltd., an Australian company, under which we have acquired exclusive worldwide marketing and production rights, with the exception of Australia and New Zealand, to CTAM’s encryption appliances. We began offering the CTAM product line as part of our SafeEnterprise™ Security System in 2003.

     Software. The SafeEnterprise™ Security System includes the following software products:

•	Security Management Center: Our Security Management Center product provides security management for our VPN and WAN appliances and software clients, including authentication, definition and enforcement of security policy, configuration, monitoring and audit capabilities. The Security Management Center allows customers to manage all aspects of their VPN and WAN networks and allows for easy migration from WAN to VPN technology. The Security Management Center is a Java-based management platform.

•	SoftRemote: SoftRemote allows for remote access to corporate networks. This product provides VPN access capabilities for desktops and portable computers for all versions of Microsoft® Windows®, including Windows XP®. The client software provides secure client-to-client or client-to-gateway communications over the Internet, dial-up connections and wireless local area networks. Key features include personal firewall capabilities and support for strong two-factor authentication through industry-standard smart cards. SoftRemote additionally includes policy protection and support for browser certificates. We also sell versions of our SoftRemote VPN client software to OEMs who are able to co-brand the client and offer it as part of their overall solution.

•	HighAssurance™ Remote: The HighAssurance™ Remote client is based on SoftRemote, which contains additional security features for the U.S. government and other agencies. The Department of Defense has purchased a two-year license for HighAssurance™ Remote for government-wide use. HighAssurance™ Remote is federal information processing standards (FIPS) certified.

•	SoftRemoteLT: SoftRemoteLT is a streamlined version of SoftRemote that offers all the features of SoftRemote except for personal firewall capabilities.

•	SoftRemotePDA: SoftRemotePDA is based on SoftRemote and designed specifically to extend VPN access to mobile devices, such as personal digital assistants, or PDAs. SoftRemotePDA is designed to combat the vulnerabilities in wireless communications by applying the IPSec technologies utilized by SoftRemote to handheld portable devices. It allows PDA users to securely communicate over wireless links to retrieve email, access corporate information from a network or browse the Internet. SoftRemotePDA is available for both Palm OS® and Pocket PC® handheld devices.

     Services. The SafeEnterprise™ Security System includes the following service:

•	SafeNet Trusted Services: SafeNet Trusted Services provides a complete outsourced VPN solution. Our managed services allow organizations to implement our VPNs without the investment in equipment, facilities and security expertise. SafeNet Trusted Services provides system availability in excess of 99.9% and our primary network operations center, located in Belcamp, Maryland, has been approved by several U.S. government security organizations. Qualified security specialists perform around-the-clock functions necessary to maintain VPN security, including providing help desk services and other maintenance functions. SafeNet Trusted Services specialists work closely with the customer to define and implement its security policy.

     Embedded Solutions.

     Hardware Solutions. We provide OEMs with the following portfolio of silicon chips and accelerator cards:

•	SafeXcel™: SafeXcel™ is our line of silicon chips that addresses the needs of OEMs for embedded, accelerated security. This product line includes high-performance integrated circuits and privacy products for both IPSec and Secured Socket Layer, or SSL, encryption. Our SafeXcel™ product line includes the following series:

•	SafeXcel™ Momentum Series. The SafeXcel™ Momentum Series of silicon chips is developed for the consumer and small office/home office, or SOHO, markets. These chips are designed for low cost applications, such as broadband access, SOHO routers, wireless access devices, VPN gateways and firewalls. The Momentum Series includes the following silicon chips with the indicated IPSec throughputs:

•	SafeXcel-1140, 50 Mbps;

•	SafeXcel-1141, 135 Mbps; and

•	SafeXcel-1741, 260 Mbps.

•	SafeXcel™ Velocity Series. The SafeXcel™ Velocity Series of silicon chips is designed for higher performing networking appliances, such as routers, firewalls, gateways and remote access servers. The Velocity Series includes the following silicon chips:

•	SafeXcel-2010, which supports 50 Mbps of IPSec throughput; and

•	SafeXcel-ISES, an SSL accelerator used in SSL appliances.

•	SafeXcel™ Transaction Series. The SafeXcel™ Transaction Series of silicon chips is designed for point-of-sale terminals, keyboards and smart cards, which may be used in e-commerce, financial and medical applications.

•	SafeXcel™ Content Inspection Series. This is our newest line of silicon chips, targeted at content inspection applications such as intrusion detection and prevention, application firewalls and anti-virus protection. The first product in this series is the SafeXcel-4850 silicon chip, which we developed using technology acquired from Raqia. Our Content Inspection Series enables deep packet inspection, allowing pattern matching at all layers of a communication protocol stack, including the application layer, at wire speeds.

•	SafeXcel™ Cards. SafeXcel™ Cards are accelerator PCI cards that provide cryptographic throughput and acceleration for operations such as encryption, hashing, public key computations, key negotiation, signatures and random number generation. SafeXcel Cards include SafeXcel 140-PCI, SafeXcel 141-PCI, SafeXcel 171-PCI and SafeXcel 241-PCT. Also available is a PCI card based on SafeXcel-4850.

     EmbeddedIP™. EmbeddedIP™ is the delivery of our technology in a form that allows OEMs to embed security in their silicon chips, including products designed specifically for the wireless market. EmbeddedIP™ is available for license in intellectual property cores or blocks, whereby selected elements of the VPN encryption technology can be adapted in single or multiple implementations. This allows OEMs to incorporate selective blocks in their own silicon chips to allow for cost-effective, high throughput, low power-consuming designs. EmbeddedlP can be licensed in the following blocks:

•	Encryption Engines: DES/3DES, AES;

•	Hash Engines: SHA-1, MD5;

•	Packet Engines: IPSec, SSL;

•	Public Key Accelerators: RSA, DSA, and Diffie-Hellman; and

•	Entropy based True Random Number Generator (RNG).

     We also license our CGX (CryptoGraphic eXtensions) Library, a library of more than 60 cryptographic commands, which allows OEMs to deploy applications with reduced development time.

Technology

     Our portfolio of VPN security products is based on SecureIP Trademarked Technology. SecureIP Technology is the intellectual property underlying the building blocks of security applications that enable entities to securely use the Internet and other shared networks. SecureIP Trademarked Technology is implemented in our CGX Library, a library of more than 60 cryptographic commands, processes and interfaces that provides a flexible and secure application that is portable across many processors and operating systems. The CGX Library is embedded in our chips, accelerator cards and software clients forming a seamless suite of readily embeddable products for our OEM customers. In addition, we apply our security technologies at each layer of the enterprise; not only the embedded technologies, but also in the designs of the gateways and the systems resulting in integrated enterprise security systems with high level performance.

Customers and Customer Support

     The majority of our customers are U.S. government agencies, financial institutions and many of the leading OEMs.

     Our significant end-user (Enterprise) customers include:

•	Government: the U.S. Department of Defense, the National Security Agency, the U.S. Department of State, the U.S. Department of the Treasury, including the Internal Revenue Service, and the U.S. Department of Homeland Security including the U.S. Customs Service and Immigration and Naturalization Service.

•	Financial Institutions: Citigroup, UBS, JPMorgan Chase and SWIFT.

Our significant OEM (Embedded) customers include:

•	Network Infrastructure: Cisco Systems, Microsoft, WatchGuard and NetScreen.

•	Wireless/Semiconductor: Advanced Micro Devices, Texas Instruments and ARM.

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

Sales and Marketing

     We sell our products and services primarily through direct sales personnel dedicated to both enterprise and OEM markets and internationally primarily through value added resellers. The unique requirements of our customers require us to maintain specialized sales personnel. Our Enterprise Security Division sales group, which includes a federal sales group and a commercial sales group, specifically targets government organizations and worldwide financial entities and utilizes federal government systems integrators to fulfill customer purchase orders as a contract vehicle for our federal customers. The Embedded Security Division sales organization is responsible for pursuing and managing sales to OEMs who embed our technology and products into their own network and wireless products. We have sales offices in the United States, the United Kingdom, the Netherlands, Switzerland, Finland, Singapore, Taiwan, South Korea and Japan.

     Our marketing department is dedicated to marketing communications, developing sales tools and sales support programs, public relations, product launch support, events and partner programs. Our marketing efforts focus on building brand recognition and developing leads for our sales force.

     To achieve these objectives, our marketing program includes:

•	Direct marketing efforts through a Web marketing program and website, as well as email and direct-mail promotions;

•	Programs to ascertain the requirements of existing and prospective end-user and OEM customers;

•	Trade-shows and seminars to increase the visibility of our solutions and generate leads for our sales force, such as the RSA Security Conference in San Jose, California and E-Gov conference in Washington, DC;

•	European brand awareness through exhibitions such as CEBIT in Hanover, Germany and new European sales offices;

•	Increased coverage of our technology and products in leading trade publications; and

•	Public relations efforts and joint marketing and co-branding arrangements with our partners.

     Some of our network security products contain encryption algorithms that are subject to the export restrictions administered by the Bureau of Industry and Security, U.S. Department of Commerce. These restrictions permit the export of encryption products based on country, algorithm and class of end-user. They prohibit the export of encryption products to some countries and to business entities that are not included in a range of end-users.

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

     We believe strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional product functionality and maintaining the competitiveness of our products. Our current initiatives include:

•	Developing wireless security products;

•	Expanding our products to address the firewall, intrusion detection and prevention and anti-virus markets through the release of a content inspection product; and

•	Further incorporating in our product lines high assurance security techniques derived from joint development initiatives with U.S. government agencies. For example, we have entered into a contract with the Department of Defense to develop a classified level software client.

     We will continue to devote resources to the latest security technology and to meet the increasing demands of our customers and the market. Our internal research and development expenses were $14.7 million on a historical basis for the year ended December 31, 2003, $8.5 million for the year ended December 31, 2002 and $6.1 million on a historical basis for the year ended December 31, 2001.

Backlog

     Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within five days to 10 weeks of receipt of a customer’s firm purchase order. Our backlog consists of all orders received, where the anticipated shipping date is typically within six months. Because of the possibility of customer changes in delivery schedules or cancellations of orders, our backlog as of any particular date may not be indicative of sales in any future period. We seldom maintain long-term contracts with our customers that require them to purchase our products. Our backlog as of December 31, 2003 was approximately $1.5 million, which we expect to realize in 2004.

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

     Competitors for our Enterprise Security Division include:

•	NetScreen, Checkpoint, Cisco Systems and Nortel Networks.

     Competitors for our Embedded Security Division include:

•	Broadcom, HiFn, Cavium and Certicom.

Patents and Intellectual Property

     Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to protect our intellectual property. We own 21 United States patents and 9 foreign patents. We have 24 additional pending foreign and domestic patent applications. These patents cover our SafeXcel chips, CGX Security Platform, SafeNet Dial and the AX400.

     We seek to protect the source codes to our computer software programs, which are essential elements of our products, by means of copyright and trade secrets laws. The protection of our intellectual property and information we develop will be limited to such protection as we may be able to secure pursuant to trade secret or copyright laws or under any confidentiality agreements into which we may enter. We own federally registered trademarks for the SafeNet name and for certain of our products. However, we cannot make assurances as to the validity, enforceability or lack of infringement of these trademarks.

     At present, we have confidentiality agreements with our officers, directors and employees. There can be no assurance that the scope of any such protection we are able to secure will be adequate to protect our intellectual property or that we will have the financial resources to engage in litigation against parties who may infringe such intellectual property. In addition, we cannot assure that others will not develop similar technology independent of us.

     We believe that our products do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

Employees

     As of December 31, 2003, we had 238 employees, of whom 16 are engaged in production and quality control, 28 in administration and financial control, 128 in engineering, development, and client support, and 66 in sales and marketing. We employ 175 employees in the United States and 63 employees internationally.

RISKS RELATED TO OUR BUSINESS

We have a history of losses and if we fail to execute our growth strategy, our business could be materially and adversely affected.

     We have experienced substantial net losses, as reported in accordance with generally accepted accounting principles in the United States (GAAP), in four of the last five years, including 2002 and 2003. As of December 31, 2003, we had an accumulated deficit of $26.3 million. We intend to maintain or increase our expenditures in all areas in order to execute our business plan. As a result, we may continue to incur substantial net losses in the future. The likelihood of our success must be considered in light of the problems, expenses and delays frequently encountered in connection with new technologies, the design and manufacture of information technology security solutions, and the competitive environment in which we operate. You should not consider our historical results and recent growth as being indicative of future revenue levels or operating results. We can neither give assurance that we will operate profitably in the future nor that profitability will be sustained if it is achieved.

We may not be able to successfully integrate companies we acquire in the future.

     There has been substantial consolidation in the security industry, and we expect this consolidation to continue in the near future. As a result of this consolidation, we expect to increasingly compete against larger competitors with broader product offerings and greater resources, including software vendors, network providers and manufacturers of networking and computer equipment and communications devices. In order to remain competitive, we may from time to time pursue acquisitions of businesses that complement or expand our existing business, including acquisitions that could be material in size and scope.

     Any future acquisitions will involve various risks, including:

•	difficulties in integrating the operations, technologies and products of the acquired company, which can be particularly challenging when dealing with complex security technologies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient revenues to offset increased expenses associated with the acquisition; and

•	the potential loss of key employees of the acquired company.

     We cannot assure you that our acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth resulting from such acquisitions effectively. Failure to manage growth effectively and successfully integrate the acquired company’s operations could have a material adverse effect on our business and operating results.

Our quarterly operating results may fluctuate and our future revenues and profitability are uncertain.

     We have experienced significant fluctuations in our quarterly operating results during the last five years and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations including:

•	introduction and market acceptance of new products and product enhancements by us or our competitors;

•	budgeting cycles of customers, including the U.S. government;

•	timing and execution of individual contracts;

•	changes in the percentage of revenues attributable to OEM license fees and royalties;

•	length of time required by OEMs to embed our products into their products that generate royalties;

•	competitive conditions in the highly competitive and increasingly consolidated security industry; and

•	changes in general economic conditions; and

•	shortfall of revenues in relation to expectations that formed the basis for the calculation of fixed expenses.

     It is likely that our operating results will fall below our expectations and the expectations of securities analysts or investors in some future quarter and the market price of our common stock could be materially adversely affected.

The loss of significant customers could have a material adverse effect on our business and results of operations.

     We were dependent on 12 customers for a majority of our consolidated revenues for the year ended December 31, 2003. We have one enterprise customer, SAIC, that accounted for 12% of our consolidated revenues for 2003. We have one OEM customer, Cisco Systems, that accounted for 13% of our revenues for 2003. In 2002, Cisco Systems announced the selection of a different vendor for some of its next generation chip technology, which began to impact our revenues in the second quarter of 2003. While Cisco Systems continues to be a major revenue source for us, it is not under any obligation to continue to purchase products and services from us. If our sales to this customer or to our other significant customers decline, our business, financial condition and results of operations could suffer. In addition, contracts with or for governmental entities accounted for approximately 5% of our consolidated revenues for 2003, and we expect this percentage to increase for 2004. Any loss of governmental customers could have a material adverse effect on our business and prospects. In addition, we regularly license some of our products to customers who compete with us in other product categories. This potential conflict may deter existing and potential future customers from purchasing or licensing some of our products.

Our industry is highly competitive and becoming increasingly consolidated, which may result in our losing customers and declining revenue.

     Our industry is relatively new, highly competitive and subject to rapid technological changes. Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position in the increasingly consolidated security industry. We currently compete with companies that have substantially greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. For example, current competitors of our Enterprise Security Division include NetScreen, Checkpoint, Cisco Systems and Nortel Networks. Current competitors of our Embedded Security Division include Broadcom, HiFn, Cavium and Certicom.

     The competitive risk will increase to the extent that competitors begin to include software vendors, network providers, and manufacturers of networking and computer equipment and communications devices who may be in a better position to develop security products in anticipation of developments in their products and networks. Competitive factors in the network security industry include:

•	standards compliance;

•	product quality and reliability;

•	technical features;

•	network compatibility;

•	product ease of use;

•	client service and support;

•	distribution; and

•	price.

We may not be able to protect our proprietary technologies.

     Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to protect our intellectual property. We own 30 United States and foreign patents and have additional pending foreign and domestic patent applications. Our patents and patent applications protect various aspects of our network security technology and have expiration dates ranging from 2007 to 2018. Although we hold several patents and have several pending patent applications that cover aspects of our technology, these patents and patent applications do not protect some of our security products and services. In addition, patents may not issue under our current and future patent applications.

     Confidentiality, other non-disclosure agreements and other methods on which we rely to protect our trade secrets, proprietary information and rights may not be adequate to protect such proprietary rights. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our intellectual property, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to deter misappropriation of our technology or prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Our trade secrets or non-disclosure agreements may not provide meaningful protection of our proprietary information. In addition, others may independently develop similar technologies or duplicate any technology developed by us. We may also be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protected in jurisdictions where protection is ordinarily available. Our inability to protect our intellectual property would have a material adverse effect on our results of operations and financial condition.

Due to the nature of the network security market and our products, our products and technologies could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.

     The network security products we sell are complex by nature and incorporate a variety of technologies and methods. The use of these technologies and methods increases the risk that third parties may challenge the patents issued or licensed to us and the risk that third parties may claim our products infringe that third party’s intellectual property rights. We may not be able to successfully challenge these infringement claims or defend the validity of our patents and could have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

We may not be able to maintain effective product distribution channels, which could result in decreased revenue.

     We rely on both our direct sales force and an indirect channel distribution strategy for the sale and marketing of our products. Our sales and marketing organization may be unable to successfully compete against more extensive and well-funded sales and marketing operations of certain of our competitors. Additionally, we may be unable to attract integrators and resellers that can market our legacy products effectively and provide timely and cost-effective customer support and service. Further, our distributors, integrators and resellers may carry competing lines of products. The loss of important sales personnel, distributors, integrators or resellers could adversely affect us.

Delays in product development could adversely affect market acceptance of our products.

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

We may be subject to product liability or other claims that could adversely affect our reputation with existing and potential customers and expose us to significant liability.

     The sale and installation of our systems and products and the operation of our facility entails a risk of product failure, product liability or other claims. An actual or perceived breach of network or data security, regardless of whether such breach is attributable to our products or services, could adversely affect our reputation and financial condition or results of operations. The complex nature of our products and services can make the detection of errors or failures difficult during the development process. If errors or failures are subsequently discovered, this may result in delays and lost revenues during the correction process. In addition, a malfunction or the inadequate design of our products could result in product liability claims.

     We attempt to reduce the risk of such losses through warranty disclaimers and liability limitation clauses. However, we may not have obtained adequate contractual protection in all instances or where otherwise required under agreements we have entered into with others.

     We currently maintain product liability insurance. However, our insurance coverage may not be adequate and any product liability claim for damages resulting from security breaches could be substantial. In the event of product liability litigation, insufficient insurance coverage could have a material adverse effect on our results of operations and financial condition. Further, some of our customers and future customers may require minimum product liability insurance coverage as a condition to purchasing our products. Failure to satisfy these insurance requirements could impede our ability to sell products and services to these customers, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that that insurance will be available to us at a reasonable cost or will be sufficient to cover all possible liabilities.

We rely on single or limited sources for the manufacture and supply of our products.

     We rely upon a single or a limited number of sources for the manufacture and supply of our products. Our silicon chips are primarily manufactured by Analog Devices and Samsung. We outsource the manufacturing of our other products primarily to a small, privately-held manufacturer. Because we depend on third party manufacturers and suppliers, we do not directly control product delivery schedules or product quality. We place orders on a purchase order basis and do not have long-term volume purchase agreements with any of our manufacturers or suppliers. As a result, our manufacturers and suppliers may allocate production capacity to other products while reducing deliveries to our customers on short notice. In addition, we cannot assure you that we will be able to maintain satisfactory contractual relations with our manufacturers and suppliers. A significant delay in delivering products to our customers, whether from unforeseen events such as natural disasters or otherwise, could have a material adverse effect on our results of operations and financial condition. If we lose any of our manufacturers or suppliers, we expect that it would take from three to six months for a new manufacturer or supplier to begin full-scale production of one of our products. The delay and expense associated with qualifying a new manufacturer or supplier and commencing production could result in a material loss of revenue and reduced operating margins and harm our relationships with customers. While we have not experienced any significant supply problems or problems with the quality of the manufacturing process of our suppliers and there have been no materially late deliveries of components or parts, it is possible that in the future we may encounter problems in the manufacturing process or shortages in parts, components, or other elements vital to the manufacture, production and sale of our products.

We rely on key technical and management employees and if such employees become unavailable, our business could be adversely affected.

     The network security industry is highly specialized and the competition for qualified employees is intense. We expect this to remain so for the foreseeable future. We believe our success depends upon a number of key employees, such as our Chairman, Chief Executive Officer and President and key technical personnel, and upon our ability to retain and hire additional key personnel. Several members of our management team have joined us in the last 12 months. It may be difficult for us to integrate these new employees into our existing management team. Further additions of new employees and departures of existing employees, particularly in key positions, can be disruptive and can result in further departures of our personnel. The loss of the services of key personnel or the inability to attract additional qualified personnel could materially and adversely affect our results of operations and product development efforts. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers, sales, technical, marketing, and management personnel.

     In 2001, we entered into a five-year employment agreement with Anthony A. Caputo, our Chairman, Chief Executive Officer and President. However, we have not historically entered into employment agreements with our other employees. This may adversely impact our ability to attract and retain the necessary technical, management and other key personnel to successfully run our business.

Our recent growth has required us to improve our internal systems and may require substantial management efforts.

     We have experienced a period of recent growth and expansion. To accommodate this growth, we are implementing a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. Implementation of these new systems, procedures and controls may require substantial management effort, and our efforts to do so may not be successful. If we fail to improve our operational, financial and management information systems, or to hire, train, motivate or manage our employees, our business condition and results of operations could suffer.

     In addition, the merger with Rainbow Technologies, if consummated, will result in a significant growth and expansion of our business. During the integration process, we will identify changes that may be required in our operational and financial systems, procedures and controls as a result of this transaction. If we fail to respond to this growth and expansion effectively, our business and results of operations could suffer.

Our future success will depend upon our ability to anticipate and keep pace with technological changes and introduce new products and services in a timely manner.

     The network security industry is characterized by rapid changes, including evolving industry standards, frequent introduction of new products and services, continuing advances in technology and changes in customer requirements and preferences. We expect technological developments to continue at a rapid pace in our industry. Accordingly, we cannot assure you that technological changes implemented by competitors, developers of operating or networking systems or persons seeking to breach network security will not cause our technology to be rendered obsolete or non-competitive. Technology changes, software bugs, performance problems or customer requirements may also cause the development cycle for our new products to be significantly longer than our historical product development cycle, resulting in higher development costs or a loss in market share.

     Failure to develop and introduce new products and services and improve current products and services in a timely fashion could adversely affect us. Because of the complexity of our products and services or shortages of development personnel, we have from time to time experienced delays in introducing new and enhanced products and services. In May 2003, we introduced a number of new products for the VPN and WAN markets, and to date we have made only limited commercial shipments of these products. These products may require additional development work, enhancement and testing to achieve commercial success. If these or other new or recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve adequate market acceptance. The failure of our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, which in each case could have a material adverse effect on our business, financial condition and results of operations

Prolonged economic weakness in the Internet infrastructure, network security and related markets may decrease our revenues and margins.

     The market for our products and services depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Prolonged weakness in these markets has caused in the past and may cause in the future enterprises and carriers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities and the general decline in capital spending in the information technology sector make it difficult to predict changes in the network security requirements of our customers and the markets we serve. We believe that, in light of these events, some businesses may curtail or eliminate capital spending on information technology. These factors may cause our revenues and operating margins to decline.

If our products and services do not interoperate with our end-users’ networks, installations could be delayed or cancelled, which could significantly reduce our revenues.

     Our products are designed to interface with our end-users’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Many of our end-users’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products and services must interoperate with all of the products and services within these networks as well as with future products and services that might be added to these networks to meet our end-users’ requirements. If we find errors in the existing software used in our end-users’ networks, we may elect to modify our software to fix or overcome these errors so that our products will interoperate with their existing software and hardware. If our products do not interoperate with those within our end-users’ networks, customer installations could be delayed or orders for our products could be cancelled, which could significantly reduce our revenues.

A decrease of average selling prices for our products and services could adversely affect our business.

     The average selling prices for our products and services may decline due to product introductions by our competitors, price pressures from significant customers and other factors. The market for our embedded products is dominated by a few large OEM vendors, who have considerable pricing power over our company. In addition, with the general economic slowdown and decrease of information technology capital spending budgets, our customers often seek the lowest price for their security needs. To sell our products and services at higher prices, we must continue to develop and introduce new products and services that incorporate new technologies or high-performance features. If we experience pricing pressures or fail to develop new products, our revenues and gross margins could decline, which could harm our business, financial condition and results of operations.

We face risks associated with our international business activities.

     International sales accounted for approximately 13% of our consolidated revenues for the year ended December 31, 2003. International sales are subject to risks related to imposition of governmental controls, export license requirements, restrictions on the export of critical technology, general economic conditions, fluctuations in currency values, translation of foreign currencies into U.S. dollars, foreign currency exchange controls, tariffs, quotas, trade barriers and other restrictions, compliance with applicable foreign laws and other economic and political uncertainties.

     Some of our network security products contain encryption algorithms that are subject to the export restrictions administered by the Bureau of Industry and Security, U.S. Department of Commerce. These restrictions permit the export of encryption products based on country, algorithm and class of end-user. They prohibit the export of encryption products to some countries and to business entities that are not included in a range of end-users. These restrictions may provide a competitive advantage to foreign competitors facing less stringent controls on their products and services. In addition, the list of countries, products and users for which export approval is required, and regulatory policies with respect thereto, could become more restrictive, and laws limiting the domestic use of encryption could be enacted. Our foreign distributors may also be required to secure licenses or formal permission before encryption products can be imported.

A breach of network security could harm public perception of our products and services, which could cause us to lose revenue.

     If an actual or perceived breach of network security occurs in one of our end-users’ network systems, regardless of whether the breach is attributable to our products or services, the market perception of the effectiveness of our products and services could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Failure to anticipate new techniques or otherwise prevent breaches of network security could cause us to lose current and potential customers and revenues.

RISKS RELATED TO OUR COMMON STOCK

Our stock price has been volatile.

     Market prices for our common stock and the securities of other network security companies have been volatile. For example, the reported sale price of our common stock was as low as $15.60 and as high as $32.48 in the first quarter of 2003, as low as $19.42 and as high as $31.75 in the second quarter of 2003, as low as $27.42 and as high as $40.43 in the third quarter of 2003 and as low as $29.75 and as high as $44.50 in the fourth quarter of 2003. Also, after the announcement of the merger with Rainbow Technologies, the price of our common stock dropped from a closing price of $41.02 per share on October 22, 2003 to a closing price of $30.07 per share by October 24, 2003, a decline of over 26%, before recovering to a closing price of $38.62 per share on March 5, 2004. Factors such as announcements of technological innovations or new products by us or our competitors and market conditions for network security company and other technology stocks in general can have a significant impact on the market for our common stock, which could reduce our stock price regardless of our operating performance. We periodically consider acquisitions of companies and capital-raising transactions, which events may also affect the market price for our common stock regardless of our operating performance.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control.

     Our certificate of incorporation may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable by authorizing the issuance of “blank check” preferred stock. In addition, the provisions of the Delaware General Corporation Law restricting business combinations between a corporation and an owner of 15% or more of the outstanding voting stock of the corporation for a three-year period may discourage, delay or prevent a third party from acquiring or merging with us, even if such action were beneficial to some, or even a majority, of our stockholders.

We have not paid dividends and do not intend to pay dividends in the foreseeable future.

     We have never paid nor declared any cash or other dividends on our common stock since our inception and we do not presently anticipate that dividends will be paid on our common stock in the foreseeable future. Because of the highly competitive and increasingly consolidated network security industry, we need to retain resources in order to fund the continued growth of our business.

RISKS RELATED TO THE MERGER WITH RAINBOW TECHNOLOGIES, INC.

If SafeNet and Rainbow Technologies are not successful in integrating their organizations, the anticipated benefits of the merger may not be realized.

     Achieving the anticipated benefits of the merger will depend in part on the integration of technology, operations and personnel of SafeNet and Rainbow Technologies. The integration of companies is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt our business and the business of Rainbow Technologies. In addition, as of October 22, 2003, Rainbow had approximately 570 employees while we had approximately 213 employees. The management and administration of the combined company will be conducted primarily by our current personnel, who are currently managing a business much smaller than the combined company. We cannot assure you that the integration will be successful, that the anticipated benefits of the merger will be fully realized, that there will not be substantial costs associated with the integration process, that integration activities will not result in a decrease in revenues or a decrease in the value of our common stock, or that there will not be other material adverse affects from our integration efforts. The challenges involved in this integration include the following:

•	satisfying the needs of the combined company’s customers in a timely and efficient manner and maintaining SafeNet’s and Rainbow Technologies’ customer relationships;

•	combining two business cultures and retaining the combined company’s key personnel;

•	maintaining the dedication of SafeNet’s and Rainbow Technologies’ management resources to integration activities without distracting attention from the day-to-day business of the combined company;

•	preserving distribution, marketing, key supplier or other important relationships of both SafeNet and Rainbow Technologies;

•	consolidating manufacturing operations;

•	combining product offerings;

•	coordinating sales and marketing efforts;

•	integrating purchasing and procurement;

•	consolidating corporate IT and administrative infrastructures; and

•	developing uniform standards, controls and procedures.

The merger may be completed even though there has been a material adverse effect on SafeNet.

     In general, each party can refuse to complete the merger if there is a material adverse effect affecting the other party between the date of the signing of the merger agreement, October 22, 2003, and the closing of the merger. However, certain types of changes will not prevent the merger from going forward, even if they would have a material adverse effect on us, including:

•	any effect arising from or relating to general economic conditions;

•	any effect relating to, affecting, or with respect to, conditions affecting the industries as a whole in which SafeNet or Rainbow Technologies has material operations;

•	any effect arising from the transactions contemplated by the merger agreement or the public announcement of the merger;

•	any decline in trading prices in financial markets generally or in the trading price of shares of SafeNet or Rainbow Technologies common stock; or

•	the failure of SafeNet or Rainbow Technologies to meet earnings expectations published in analysts reports.

     If an adverse change occurs but we must still complete the merger, our stock price may suffer.

Customer uncertainty related to the merger could harm the combined company.

     SafeNet and Rainbow Technologies each operate in the security market, which requires their products and services to be consistently secure and reliable. SafeNet’s and Rainbow Technologies’ high-assurance security customers, such as government agencies and financial institutions in particular, demand high-performance, reliable and complex security products and services to protect highly confidential networks and information. The announcement and pendency of the merger may cause uncertainty among SafeNet’s or Rainbow Technologies’ customers about the effect of the transaction on their security systems. For example, SafeNet’s and Rainbow Technologies’ customers may be concerned that the attention of employees will be diverted during the integration of the businesses, that products they have used for their security networks might be discontinued, or that the integration of different technologies might compromise the reliability of the combined company’s products. As a result, in response to the announcement and pendency of the merger, SafeNet’s or Rainbow Technologies’ customers may delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by SafeNet’s or Rainbow Technologies’ customers could seriously harm the business of the combined company.

We expect to incur significant costs associated with the merger.

     We estimate that we will incur direct transaction and related costs of approximately $12.0 million associated with the merger, including direct costs of the acquisition as well as liabilities to be accrued in connection with the acquisition, including severance and related costs. We believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the merger is completed or the following quarters, to reflect costs associated with integrating the two companies. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger. We anticipate that the combination will require significant cash outflows for acquisition and integration related costs. We expect cash requirements will be funded by current cash reserves and cash flows from operations. If the benefits of the merger do not exceed the costs of integrating the businesses of SafeNet and Rainbow Technologies, the combined company’s financial results may be adversely affected.

If the merger is not completed, our stock price and future business and operations could be harmed.

     There are many conditions to SafeNet’s and Rainbow Technologies’ obligations to complete the merger. Many of these conditions are beyond SafeNet’s and Rainbow Technologies’ control. These conditions include obtaining requisite regulatory and stockholder approval, and SafeNet and Rainbow Technologies may be unable to obtain these approvals on a timely basis, if at all.

     If the merger is not completed, we may be subject to the following material risks, among others:

•	The price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be completed;

•	Our costs related to the merger, such as legal, accounting and some of the fees of our financial advisors, must be paid even if the merger is not completed;

•	Under specified circumstances, we may be required to pay Rainbow Technologies a termination fee of $15.0 million in connection with the termination of the merger agreement; and

•	If the merger is not completed, we would fail to derive the benefits expected to result from the merger.

Because a significant portion of our total assets will be represented by goodwill that is subject to mandatory annual impairment evaluations, we could be required to write off some or all of this goodwill, which may adversely affect our financial condition and results of operations.

     We will account for the acquisition of Rainbow Technologies using the purchase method of accounting. A portion of the purchase price for this business will be allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. Any excess purchase price, which is very likely to constitute a significant portion of the purchase price, will be allocated to goodwill. In accordance with the Financial Accounting Standards Board’s Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. We have estimated that the goodwill to be recorded in connection with this acquisition will total approximately $275.0 million. When we perform future impairment tests, it is possible that the carrying value of our goodwill could exceed its implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

ITEM 2. PROPERTIES

     We lease approximately 40,000 square feet at 4690 Millennium Drive, Belcamp, Maryland, for our corporate and administrative facilities. This space is used for our executive headquarters, enterprise research and development and SafeNet Trusted Services facility. The lease, which expires in 2013, has an initial annual lease commitment of approximately $0.5 million with annual increases.

     We assumed Cylink’s lease of approximately 47,000 square feet in Santa Clara, California. The lease, which expires in August 2009, requires annual rent payments of approximately $1.2 million. We do not operate out of the Santa Clara facility and will make attempts to sublease the facility. The real estate market values in the Santa Clara market are extremely poor and we expect that it will take a long time to find a sublease tenant, if at all, and that we will only be able to receive a fraction of the current rent commitment in a sublease situation. We also lease the former Cylink ATM Center, comprising approximately 10,000 square feet in Raleigh, North Carolina, which expired in June 2003. We recently renewed this lease for an additional three-year term. Also, we lease facilities for sales offices in New Jersey, Virginia, the United Kingdom and Singapore. The combined annual rent payments for these facilities will be approximately $0.3 million in 2004. We believe our current facilities are well maintained and are adequate for the foreseeable future.

     Our subsidiary, SafeNet BV, leases approximately 13,700 square feet for its operations in Vught, The Netherlands. The lease, which expires in March, 2007, requires annual rental of approximately $0.2 million.

     Our Finnish subsidiary leases approximately 5,900 square feet for its operations in Helsinki, Finland. The lease, which expires in December, 2009 requires annual rental of approximately $0.1 million.

     Our Japanese subsidiary leases approximately 900 square feet for its operations in Tokyo, Japan. The lease, which expires in December, 2009 requires annual rental of under $0.1 million.

     We also lease office space in Danvers, Massachusetts with annual rent of approximately $0.1 million.

ITEM 3. LEGAL PROCEEDINGS

     In 1998, Cylink filed with the Securities and Exchange Commission, or SEC, amendments to periodic reports, reflecting restated financial results for the first and third quarters of 1998, and for the fourth quarter of 1997. Between November 6, 1998 and December 14, 1998, several securities class action complaints were filed against Cylink and certain of its then current and former directors and officers in U.S. federal courts in California. These complaints alleged, among other things, that Cylink’s previously issued financial statements were materially false and misleading and that the defendants knew or should have known that these financial statements caused Cylink’s common stock price to rise artificially. The actions variously alleged violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and SEC Rule l0b-5 promulgated thereunder, and Section 20 of the Exchange Act. The securities class action lawsuits were ordered consolidated into a single action pending in the United States District Court for the Northern District of California, captioned In Re Cylink Securities Litigation, No. C98-4292 (VRW). On October 16, 2002, Cylink entered into an agreement with all plaintiffs in the securities class action lawsuit to settle all claims in the class action for $6.4 million. The United States District Court for the Northern District of California preliminarily approved the settlement agreement on November 12, 2002, and on July 23, 2003, the court issued an order granting final approval of the settlement and entering final judgment in accordance with the terms of the settlement agreement.

The settlement amount was paid entirely from insurance proceeds under insurance policies held by Cylink.

     On June 25, 2003, we were served with a motion and complaint in a lawsuit filed by Thales E-Security, Inc. and Thales Communications, Inc. (together, Thales) in the 17th Judicial Circuit Court of Broward County, Florida. The court granted our motion to dismiss this lawsuit on jurisdictional grounds on July 3, 2003 and entered a final order to that effect on July 14, 2003. On July 22, 2003, Thales filed a motion and complaint for preliminary injunction in the Circuit Court for Montgomery County, Maryland. The motion and complaint alleged that, among other things, we and a former Thales employee hired by us misappropriated trade secrets concerning one of the Thales’ governmental customers, interfered with Thales’ business and contractual relationships with a former supplier, CTAM PTY Ltd. SafeNet and Thales have entered into a stipulation of dismissal of this lawsuit with prejudice against Thales, dated October 6, 2003. The Circuit Court dismissed the lawsuit with prejudice on October 30, 2003.

     We are not aware of any other material litigation or proceeding, pending or threatened, to which we are or may become a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED MATTERS

     SafeNet’s Common Stock is listed on the NASDAQ National Market under the symbol SFNT. The following table sets forth the quarterly range of per share high and low closing prices for SafeNet’s Common Stock as reported by the NASDAQ National Market for the periods indicated.

	High	Low
2003
Fourth Quarter	$42.95	$30.07
Third Quarter	39.85	28.46
Second Quarter	30.94	19.70
First Quarter	32.21	16.47
2002
Fourth Quarter	29.00	13.75
Third Quarter	21.48	14.05
Second Quarter	16.16	10.80
First Quarter	18.65	9.89

On March 5, 2004, the last reported per share sale price of SafeNet’s Common Stock on the NASDAQ National Market was $38.62. As of that date, there were approximately 250 holders of record of the Common Stock. We have not paid dividends on our Common Stock and intend for the near future to retain earnings, if any, to finance the expansion and development of our business.

ITEM 6 — SELECTED FINANCIAL DATA

     The selected financial data set forth below as of and for each of the five years ended December 31, 2003 is derived from our audited financial statements. The selected financial data is qualified by and should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

     The accompanying financial data has been restated to reflect the net assets of the disposed operations of SafeNet Systems AG (“GDS”) as current assets, non-current assets, and current liabilities of discontinued operations. The following data should be read in conjunction with Note 3 to the Consolidated Financial Statements.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Revenues	$66,194	$32,235	$16,462	$25,278	$10,565
Cost of revenues	16,837	8,963	4,525	5,834	4,352

Gross profit	49,357	23,272	11,937	19,444	6,213

Research and development expenses	14,664	8,504	6,118	6,342	4,580
Sales and marketing expenses	14,929	7,341	5,061	4,756	5,251
General and administrative expenses	6,716	3,852	2,203	2,681	2,227
Write-off of in-process research and development	9,681	3,375	—	—	—
Costs of integration of acquired companies	3,934	256	—	—	—
Amortization of intangibles	4,710	1,488	—	—	—
Recovery of Cyberguard advance	—	—	—	(275)	(375)

Total operating expenses	54,634	24,816	13,382	13,504	11,683

Operating (loss) income	(5,277)	(1,544)	(1,445)	5,940	(5,470)
Investment income and other expenses, net	807	669	1,336	1,320	95

(Loss) income from continuing operations before income taxes	(4,470)	(875)	(109)	7,260	(5,375)
Income tax expense (benefit)	1,618	(90)	—	—	—

(Loss) income from continuing operations	$(6,088)	$(785)	$(109)	$7,260	$(5,375)

(Loss) income from continuing operations per common share
Basic	$(0.54)	$(0.10)	$(0.01)	$1.08	$(0.98)

Diluted	$(0.54)	$(0.10)	$(0.01)	$1.01	$(0.98)

Shares used in computation
Basic	11,350	7,730	7,057	6,751	5,504

Diluted	11,350	7,730	7,057	7,195	5,504

Balance Sheet Data:
Working capital	$111,630	$31,987	$32,385	$33,695	$23,035
Intangible assets	67,988	13,900	727	1,516	2,107
Total assets	208,156	55,319	39,877	43,106	31,896
Stockholders’ equity	178,997	48,378	35,459	37,723	27,636

     (1) During 2003 and 2002, the Company completed significant acquisitions as discussed further in note 4 to the consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the quarterly results of operations for the years ended December 3l, 2003 and 2002.

(Unaudited — Amounts in thousands, except per share data):

	2003 Quarter Ended
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	March 31	March 31	June 30	June 30	Sept. 30	Sept. 30	Dec. 31
Revenues (1) (4)	$14,014	$13,563	$15,425	$16,511	$17,593	$17,385	$18,735
Cost of revenues (2) (4)	4,455	4,444	4,243	4,898	4,428	4,289	3,206

Gross Profit	9,559	9,119	11,182	11,613	13,165	13,096	15,529
Operating (loss) income (3) (4)	(9,092)	(9,182)	(1,992)	(2,200)	2,095	2,183	3,922
(Loss) income from continuing operations	(9,656)	(9,734)	(2,243)	(2,443)	1,719	1,821	4,268

Net (loss) income	$(9,656)	$(9,734)	$(2,243)	$(2,443)	$1,719	$1,821	$4,268

(Loss) income per common share, Basic:
(Loss) income from continuing operations	$(1.06)	$(1.07)	$(0.22)	$(0.24)	$0.13	$0.14	$0.32

Net (loss) income per share	$(1.06)	$(1.07)	$(0.22)	$(0.24)	$0.13	$0.14	$0.32

(Loss) income per common share, Diluted:
(Loss) income from continuing operations	$(1.06)	$(1.07)	$(0.22)	$(0.24)	$0.13	$0.13	$0.31

Net (loss) income per share	$(1.06)	$(1.07)	$(0.22)	$(0.24)	$0.13	$0.13	$0.31

Shares used in computation:
Basic	9,083	9,083	10,232	10,232	12,769	12,769	13,281
Diluted	9,083	9,083	10,232	10,232	13,546	13,546	13,987

     During the fourth quarter of fiscal year 2003 and subsequent to December 31, 2003, the Company identified certain adjustments to its financial statements that impacted the results of operations that were previously reported in its quarterly reports on Forms 10-Q. While the Company does not believe these adjustments are material to the previously announced results for the year ended December 31, 2003, the Company has decided to take the opportunity to reflect these adjustments in this filing. The results of operations for the previously reported quarters have been adjusted and are reflected in the “as adjusted” amounts above. A summary of the significant adjustments are as follows:

(1)	Includes adjustments to correct the timing of revenue recognition in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. These corrections yielded a decrease in revenue of $425 during the three months ended March 31, 2003, an increase in revenue of $598 during the three months ended June 30, 2003, and a decrease of revenues of $173 during the three months ended September 30, 2003.

(2)	Includes adjustments to correct the elimination of profit in intercompany sales, to correct the recognition of cost of goods sold in connection with certain types of inventory transactions and to correct the timing of cost recognition in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. These corrections yielded an increase in cost of revenues of $87 during the three months ended March 31, 2003, an increase in cost of revenues of $412 during the three months ended June 30, 2003, and a decrease in cost of revenues of $139 during the three months ended September 30, 2003.

(3)	Includes adjustments to operating expenses to correct the timing of recognition of certain estimated tooling costs and the under-capitalization of software development costs. These corrections yielded a decrease in operating expenses of $350 during the three months ended March 31, 2003, an increase in operating expenses of $350 during the three months ended June 30, 2003, and a decrease in operating expenses of $128 during the three months ended September 30, 2003.

(4)	Includes adjustments to revenue, cost of revenues and operating expenses for the incorrect consolidation of the results of operations of the Company’s subsidiary in the United Kingdom during the three months ended June 30, 2003. These corrections yielded an increase in revenue of $540, an increase in cost of revenues of $243, and an increase in operating expenses of $264.

     Other adjustments, all de minimus in amount, were also made.

     The effective income tax rate for the year ended December 31, 2003 was (36%). The effective tax rate changed during each quarter of fiscal year 2003 as a result of events occurring during each quarter, including purchase business combinations and a change in mix of earnings and losses between domestic and foreign tax jurisdictions. If the Company had been able to estimate the overall annual effective tax of (36%) at the beginning of fiscal year 2003 and reported that effective tax rate throughout 2003, the impact on the reported income tax expense (benefit) would have been as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
As reported	$641	$397	$569	$11
Revised	3,291	741	(865)	(1,549)

     During the three months ended March 31, 2003, the Company recorded charges of $3,317 and $4,583 related to the write-off of in process research and development assets acquired in connection with the purchase of Cylink on February 5, 2003 and Raqia Networks on February 27, 2003, respectively. During the three months ended June 30, 2003, the Company recorded additional charges of $34 and $1,747 in connection with the receipt of final valuations related to the write-off of in process research and development assets acquired in connection with the purchase of Cylink and Raqia Networks, respectively.

	2002 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Revenues	$6,154	$7,428	$8,827	$9,826
Cost of revenues	1,953	2,061	2,580	2,369

Gross profit	4,201	5,367	6,247	7,457
Operating (loss) income	(4,016)	222	754	1,496
(Loss) income from continuing operations	(3,742)	246	877	1,834
(Loss) income from discontinued operations	(3,784)	(398)	116	112
Net (loss) income	$(7,526)	$(152)	$993	$1,946
(Loss) earnings per share, basic:
(Loss) income from continuing operations	$(0.49)	$0.03	$0.12	$0.24
(Loss) income from discontinued operations	$(0.49)	$(0.05)	$0.01	$0.01

Net (loss) income	$(0.98)	$(0.02)	$0.13	$0.25

(Loss) earnings per share, diluted:
(Loss) income from continuing operations	$(0.49)	$0.03	$0.11	$0.22
(Loss) income from discontinued operations	$(0.49)	$(0.05)	$0.01	$0.01

Net (loss) income	$(0.98)	$(0.02)	$0.12	$0.23

Shares used in calculation:
Basic	7,677	7,689	7,736	7,824
Diluted	7,677	7,932	8,062	8,625

     During the three months ended March 31, 2002, the Company recorded a charge of $3,375 related to the write-off of in process research and development assets acquired in connection with the purchase of Securealink on January 2, 2002. During that quarter, the Company also recorded a charge of $3,506 related to the loss on the disposal of the GDS business.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and other factors include, among others, the risks described in Item 1 — Business. As a general matter, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other comparable terminology.

Overview

     We develop, market, sell and support a portfolio of hardware and software network security products and services. Our products and services are used to create secure wide area networks (WANs) and virtual private networks over the Internet (VPNs) to prevent security breaches that could result in unauthorized access to confidential data, invasion of privacy and financial loss.

     We have two reportable business segments. Through our Enterprise Security Division, we sell high-performance security solutions to address the needs of our government, financial institution and other security-sensitive commercial customers. We also provide, through our Embedded Security Division, a broad range of network security products, including silicon chips, accelerator cards, licensed intellectual property and software products, to OEMs that embed them in their own network infrastructure and wireless products. These divisions are managed separately because they offer different products and employ different marketing strategies (See Note 13 to the accompanying notes to consolidated financial statements).

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

     In February 2003, we also acquired the assets of Raqia Networks, Inc., a development stage company that was developing content inspection technology. This transaction consisted primarily of technology-related intangible assets.

     In November 2003, we acquired substantially all of the assets and properties used in connection with the toolkit, IPVia VPN and VPN client businesses of SSH Communications Security Corp. (“SSH”) for approximately $13.6 million in cash. SSH is a world-leading supplier of managed security middleware.

     In October 2003, we entered into an agreement to acquire Rainbow Technologies, Inc., a provider of information security solutions for mission-critical data and applications used in business, organization and government computing environments, in a stock-for-stock transaction. Consummation of the transaction is subject to customary closing conditions, including the approval of Rainbow’s stockholders and our stockholders. Under the terms of the agreement, each outstanding share of Rainbow common stock will be exchanged for 0.374 of a share of SafeNet common stock. All outstanding options to acquire Rainbow common stock will be assumed by us and converted into options to purchase shares of our common stock using the same exchange ratio. If the merger is consummated, the Company will issue in the transaction approximately 11.1 million shares of SafeNet common stock on a fully-diluted basis, which would represent approximately 43% of the outstanding stock of the combined company as of October 23, 2003, the date the proposed merger was announced. The Company has subsequently announced a special shareholder meeting to be held on March 15, 2004 to approve the issuance of the shares of SafeNet common stock pursuant to the merger.

     If this merger with Rainbow is consummated, it will have a significant impact on our operations going forward. While the impact of the proposed merger on our future results of operations and liquidity is uncertain at this time, the combined company is expected to add 4,000 new customers to SafeNet’s existing customer base, distribution channels in over 100 countries, and up to 570 employees to SafeNet’s approximately 215 employees. We expect that revenues of the combined company will be significantly greater than our revenues. Pro forma revenues for the combined company as of December 31, 2003 are $208 million compared to our revenues for the same period of $66.2 million. We expect that the gross margins for the combined company will be lower than our current gross margins as a result of Rainbow having a significant portion of its revenues under long-term contracts, which is accounted for using the percentage of completion method, as well as, the effect of amortization of acquired intangibles. This has the effect of including all significant costs, including allowable sales and marketing, research and development and general and administrative costs related to its long-term contracts in costs of sales instead of operating expenses. The pro forma results of operations of the combined company for the year ended December 31, 2003 result in gross margins of 38% as compared to SafeNet’s stand-alone gross margins of 75% for the same period. We expect our net loss to increase significantly as our reporting reflects the acquisition related charges, including amortization of acquired intangibles.

     In addition, we anticipate the proposed merger will result in cost savings as a result of cost synergies and operating efficiencies after the integration of our businesses. While the magnitude and timing of those benefits is uncertain, we currently anticipate pre-tax annual cost savings of at least $4.0 million to $6.0 million, including anticipated savings of $1.8 million to $2.5 million in professional fees and insurance costs, $1.8 million to $2.5 million in marketing costs, and $0.5 million to $1.0 million in management and board of directors expenses. For a description of the proposed merger with Rainbow, including the risks associated with the merger, please refer to our Registration Statement on Form S-4, which is on file with the Securities and Exchange Commission and available through the SEC’s website at www.sec.gov.

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

	2003	2002	2001
Revenues	100%	100%	100%
Cost of revenues	25%	28%	27%

Gross profit	75%	72%	73%
Research and development expenses	22%	26%	37%
Sales and marketing expenses	23%	23%	31%
General and administrative expenses	10%	13%	13%
Costs of integration of acquired companies	6%	0%	0%
Write-off of in-process research and development	15%	10%	0%
Amortization of intangibles	7%	5%	0%

Total operating expenses	83%	77%	81%
Operating loss	(8)%	(5)%	(8)%
Investment income and other expenses, net	1%	2%	8%

Loss from continuing operations before income taxes	(7)%	(3)%	0%
Income tax expense	2%	0%	0%

Loss from continuing operations	(9)%	(3)%	0%

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

     The proposed merger with Rainbow Technologies, which is expected to close in March 2004, is expected to have a significant impact on the Company’s results of operations and financial condition. Since the transaction is scheduled to close subsequent to December 31, 2003, this merger has not been considered in the Company’s discussion of its results of operations and financial condition as of and for the year ended December 31, 2003.

Year ended December 31, 2003 Compared to Year ended December 31, 2002

Revenues and Gross Margins

			Variance
	2003	2002	$	%
Revenues by type
License and royalties	$16,464	$7,398	$9,066	123%
Products	38,797	21,588	17,209	80%
Service and maintenance	10,933	3,249	7,684	237%

Total	$66,194	$32,235	$33,959	105%

Revenues by segment
Embedded Security Division	$19,269	$18,292	$977	5%
Enterprise Security Division	46,925	13,943	32,982	237%

Total	$66,194	$32,235	$33,959	105%

Revenue mix by type
License and royalties	25%	23%
Products	59%	67%
Service and maintenance	16%	10%

Total	100%	100%

Revenue mix by segment
Embedded Security Division	29%	57%
Enterprise Security Division	71%	43%

Total	100%	100%

Gross margins by type
License and royalties	95%	89%	6%
Products (1)	62%	64%	(2)%
Service and maintenance	88%	86%	2%

Total	75%	72%	3%

Gross margins by segment
Embedded Security Division	75%	72%	3%
Enterprise Security Division	75%	74%	1%

Total	75%	72%	3%

(1) Includes amortization of acquired intangible assets.

     The increase in licenses and royalties from 2002 to 2003 was primarily related to three items. The largest item was the execution of six new license arrangements that accounted for $5.7 million in revenue. There were also $1.5 million of new intellectual property licenses during 2003. Finally, our development revenue related to our long-term government contracts increased approximately $0.8 million from 2002 to 2003.

     Product revenues increased from 2002 to 2003 due to the acquisition of Cylink and its Wide Area Network (WAN) product line. The product revenue for 2003 that came from Cylink-based products was approximately $19.8 million. Additional revenue came from sales of new products introduced in 2003 totaling approximately $2.3 million. This additional revenue was offset by a decrease in legacy product sales of approximately $2.4 million. The remaining decrease in product revenue was related to the Embedded Security Division’s loss of a significant contract with Cisco Systems early in 2003 that led to a $2.2 million reduction in revenues.

     The increase in service and maintenance revenue from 2002 to 2003 is due to two acquisitions. The first was the acquisition of Cylink in February 2003, adding approximately $6.5 million of service and maintenance revenue in 2003. The second was the acquisition of the OEM product line of SSH, Inc. (“SSH”) in November 2003. In the period of SafeNet ownership, the maintenance contracts acquired in the SSH transaction accounted for $0.3 million of incremental revenue.

     Revenues from 2002 to 2003 for the Embedded Security Division increased slightly as increased license and royalty revenue, including Intellectual Property licenses, offset the loss of product revenue from the loss of a significant contract with Cisco Systems early in 2003. The Enterprise Security Division significantly increased revenues from 2002 to 2003 through the acquisition of Cylink and its product lines and related maintenance contracts as well as securing two significant license arrangements totaling $4.2 million.

     Gross margins increased slightly, 3%, from 2002 to 2003. The most significant reason for this was the increase in license and royalty revenue, in dollars and as a percentage of revenues. In 2003, the significant licenses and intellectual property sales were software and technology-based, which offer a higher percentage of gross margins in terms of dollars than SafeNet’s recurring royalty revenue stream or development revenues from its long term government contracts. These higher gross margins were also offset by decreasing product margins resulting from higher component costs for the Wide Area Network products compared to SafeNet’s legacy products. Due to several factors: competition, an unsteady economy, and pricing sensitivity of high-end products (such as SafeNet’s WAN products), SafeNet chose not to pass those increased costs through to our customers. SafeNet believes that the 2003 product margin of 69% is reflective of its actual product margin for the Company’s current product offerings.

Operating Expenses

			Variance
	2003	2002	$	%
Operating expenses
Research and development	$14,664	$8,504	$6,160	72%
Sales and marketing	14,929	7,341	7,588	103%
General and administrative	6,716	3,852	2,864	74%
Write-off of acquired in-process research and development costs	9,681	3,375	6,306	187%
Amortization of intangible assets	4,710	1,488	3,222	217%
Cost of integration of acquired companies	3,934	256	3,678	1437%

Total	$54,634	$24,816	$29,818	120%

     The increase in research and development expenses from 2002 to 2003 was due to several factors. Headcount increased as a result of the Cylink acquisition and the Raqia acquisition, both in February 2003, as well as the SSH acquisition in late 2003. Several new products and technology offerings were introduced, including two new chip designs within the Embedded Security Division and the HighAssurance product line with SafeNet’s Security Management Center from the Enterprise Security Division. SafeNet also continued development related to our long-term government contracts. SafeNet also expended significant efforts in 2003, that will continue through 2004, on entering and subsequently expanding SafeNet’s technology and product offerings into the wireless communication market.

     Sales and marketing expenses increased from 2002 to 2003, primarily as a function of revenues. Sales and marketing expenses remained constant as a percentage of sales, 23% in 2003 and 2002. The dollar increases from 2002 to 2003 are a function of increased headcount in the sales and product marketing departments as SafeNet continues to introduce new products and expand its presence and awareness within the government, financial institution and Original Equipment Manufacturers sectors. SafeNet also invested significant sales and marketing resources into its new and expanding presence in the wireless communications markets. SafeNet will continue to market itself into emerging markets, like wireless communications, as the need for secured communications continues to expand. SafeNet also intends to expand its market presence in EMEA (Europe, Middle East, and Asia) as well as APAC (Asia Pacific) and the Americas.

     General and administrative expenses increased from 2002 to 2003 as the result of increased headcount. SafeNet’s management and support infrastructure increased by 9 new employees in 2003 (from 11 in 2002 to 28 in 2003). There were additional expenses specific to 2003 related to the adoption of the corporate governance requirements instituted for public companies by the Sarbanes-Oxley Act. SafeNet will experience additional increases in these costs for 2004 as more requirements are instituted. SafeNet believes, as a percentage of sales, that 10% of revenues for 2003, is a reliable measure of cost management.

     The write-off of acquired in-process research and development costs for 2003 was directly attributable to the acquisition of the Raqia assets ($6.3.million) and the acquisition of Cylink ($3.4 million). These write-offs represent the estimated fair value of the in-process research and development projects that had not yet reached technological feasibility at the acquisition dates, and had no alternate future use. The values assigned to these acquired in-process technologies relate entirely to three distinct projects: a specific content inspection chip and compiler (Raqia); a specific gateway design for security applications that included specific government certifications (Cylink); and a fully-integrated policy and security manager for multiple platforms and networks that use SafeNet technology (Cylink). The estimated fair values of these projects were determined by the use of discounted cash flow models, using discount rates that took into account the stage of completion, and the risks surrounding the successful development and commercialization of the technology and product. Subsequent to the acquisitions, we incurred approximately $0.5 million in additional research and development charges to complete the development of these technologies. Completion of the development of these technologies occurred during the first quarter of 2003, reaching both technological feasibility and general availability. For 2002, the write-off of in- process research and development costs amounted to $3.4 million, all of which related to the acquisition of Securealink, which was for the in-process research and development of a new application specific integrated circuit that was completed and licensed to a customer in 2002. SafeNet incurred an additional $0.8 million of costs to complete this project during 2002.

     The amortization of acquired intangible assets for 2003 related to the acquisitions of Cylink and the Raqia assets, as well as Securealink. We acquired intangible assets, including developed technology, patents, customer relationships/contracts, backlog, and non-compete agreements. The amortization of developed technology and backlog is included in costs of revenues and the remainder is included in amortization of intangible assets. The Cylink intangible assets total $17.5 million and are being amortized over a weighted average useful life of 2.7 years. The Raqia intangible assets total $1.2 million and are being amortized over three years. The Securealink intangible assets total $0.6 million and are being amortized over estimated useful lives ranging from one to five years. For 2002, the amortization of intangible assets related only to the acquisition of Securealink and the appropriate intangible assets.

     Costs of integration of acquired companies are costs specifically incurred as a result of integrating the people, products, and technology of Cylink, the Raqia and SSH assets, as well as some preliminary costs for the pending merger with Rainbow Technologies. The integrations of Cylink and Raqia were substantially completed during the second quarter of 2003. The integration of SSH assets and people was substantially completed in the fourth quarter of 2003. These costs are primarily employee transition costs and professional fees. We will incur additional integration expenses in connection with these acquisitions, especially the Rainbow Technologies merger (see Liquidity and Resources for further discussion related to the Rainbow Technologies merger).

Interest and Other Income, Net

			Variance
	2003	2002	$	%
Interest and other income, net	$807	$669	$138	21%

     The increase from 2002 to 2003 is attributable to higher cash balances in 2003 generating increased interest income of $0.4 million. In 2002, SafeNet, through its Dutch subsidiary, received a grant from the Dutch government for developing technology in the Netherlands of $0.3 million. There was no such grant in 2003.

Income Tax Expense (Benefit)

			Variance
	2003	2002	$	%
Income tax expense (benefit)	$1,618	$(90)	$1,708	1898%

     The effective income tax rate for the year ended December 31, 2003 is approximately (36%). This overall rate reflects the recognition of a tax benefit related to the reduction in deferred tax liabilities established in purchase accounting for non-deductible intangible assets, offset by the usage of U.S. net operating loss carryforwards (“NOLs”) and current year deductions related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options for which the tax benefit is recorded as a direct increase to stockholders’ equity rather than as a reduction of income tax expense. During 2002, we incurred operating losses for which we recorded a full valuation allowance, as we could not predict the ultimate realization of the related deferred tax asset. We believe the issuance of shares in the public offering we completed on July 15, 2003, when combined with the issuance of shares in connection with acquisitions in 2002 and 2003, may have resulted in a change in control for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, which would limit our ability to utilize a portion of these NOLs. While we do not believe this limitation on the use of these NOLs would have a significant impact on our business, we are not able to quantify the amount of the limitation at this time.

Loss from Discontinued Operations (GDS)

			Variance
	2003	2002	$	%
Loss from discontinued operations	$—	$(3,954)	$3,954	(100)%

     The loss for 2002 resulted from our decision to discontinue operations at GretaCoder Data Systems (GDS), which was formerly our European operations segment, in the first quarter of 2002. The discontinuation of operations was completed in May 2002. There are no costs associated with this activity in 2003.

Year ended December 31, 2002 Compared to Year ended December 31, 2001

Revenues and Gross margins

			Variance
	2002	2001	$	%
Revenues by type
License and royalties	$7,398	$4,031	$3,367	84%
Products	21,588	9,732	11,856	122%
Service and maintenance	3,249	2,699	550	20%

Total	$32,235	$16,462	$15,773	96%

Revenues by segment
Embedded Security Division	$18,292	$5,477	$12,815	234%
Enterprise Security Division	13,943	10,985	2,958	27%

Total	$32,235	$16,462	$15,773	96%

Revenue mix by type
License and royalties	23%	25%
Products	67%	59%
Service and maintenance	10%	16%

Total	100%	100%

Revenue mix by segment
Embedded Security Division	57%	33%
Enterprise Security Division	43%	67%

Total	100%	100%

Gross margins by type
License and royalties	89%	84%	5%
Products (1)	64%	65%	(1)%
Service and maintenance	86%	83%	3%

Total	72%	73%	(1)%

Gross margins by segment
Embedded Security Division	72%	77%	(5)%
Enterprise Security Division	74%	71%	3%

Total	74%	73%	(1)%

     Revenues increased 96%, or $15.8 million, to $32.2 million for the period ended December 31, 2002, from $16.5 million in 2001. The Embedded Security Division revenues increased 234% or $12.8 million due to the full year presence of the Securealink acquisition for 2002, which resulted in increased revenues of approximately $2.2 million, as well as increased revenue from our largest commercial customer, Cisco Systems, Inc. Cisco accounted for 41% of our consolidated revenues for the year ended December 31, 2002. The Enterprise Security Division segment increased 27% or $3.0 million due primarily to revenues of approximately $3.1 million earned under additional long-term government contracts. These contracts are the result of the government’s approach to internet and communication security in light of the Homeland Security Initiative.

     Gross margin remained consistent, 72% for the period ended December 31, 2002, from 73% in 2001. Gross margins in the Embedded Security Division decreased to 72% in 2002 from 77% in 2001, due to the change in product mix with the addition of Securealink delivering lower margin products. Enterprise Security Division margins increased to 74% in 2002 from 71% in 2001 based on increased customer base purchasing higher margin products as well changes in product mix with higher volumes in higher margin products such as license revenue.

Operating Expenses

			Variance
	2002	2001	$	%
Operating expenses
Research and development	$8,504	$6,118	$2,386	39%
Sales and marketing	7,341	5,061	2,280	45%
General and administrative	3,852	2,203	1,649	75%
Write-off of acquired in-process research and development costs	3,375	—	3,375	100%
Costs of integration of acquired companies	256	—	256	100%
Amortization of acquired intangible assets	1,488	—	1,488	100%

Total	$24,816	$13,382	$11,434	85%

     Research and development expenses increased 39%, or $2.4 million to $8.5 million for the period ended December 31, 2002, from $6.1 million in 2001. The increase is primarily related to the addition of the Securealink business, with the main cost of that business being research and development costs. Research and development expenses for the Embedded Security Division were focused on the next generation products (chips), designed to be a very cost-effective, high throughput, low power-consuming chips in the tradition of SafeNet’s other silicon products. Research and development expenses for the Enterprise Security Division were focused on SafeNet’s High Assurance product line, including gateways, software, and other appliances. Some of these products were made available in 2002 with the remaining products coming to market in 2003.

     Sales and marketing expenses increased 45%, or $2.3 million to $7.3 million for the period ended December 31, 2002, from $5.1 million in 2001. The additional expense reflects increased headcount, higher commissions from higher revenues, as well as additional promotional dollars spent on the branding of the Securealink products and name. As a percentage of revenues, the expenses were 23% and 31% in 2002 and 2001, respectively.

     General and administrative expenses increased 86%, or $1.9 million, to $4.1 million for the period ended December 31, 2002, from $2.2 million in 2001. The increase is due to the additional office space obtained with the Securealink acquisition, additional corporate employees, increased bonus expenses and additional professional fees incurred related to new corporate governance requirements. As a percentage of revenues, the expenses were 12% and 13% in 2002 and 2001, respectively.

     The write-off of acquired in-process research and development assets, which totaled $3.4 million for the year ended December 31, 2002, relates to the January 2002 acquisition of Securealink. This represents the estimated fair value of the in-process research and development projects that had not yet reached technological feasibility at the acquisition date, and had no alternative future use. Accordingly, this amount was immediately expensed at the acquisition date. The value assigned to the acquired in-process technology relates entirely to the development of a new application specific integrated circuit. The estimated fair value of this project was determined by the use of a discounted cash flow model, using a discount rate that took into account the stage of completion and the risks surrounding the successful development and commercialization of the technology. Subsequent to the acquisition, the Company incurred approximately $0.8 million in additional research and development charges to complete the development of the technology, which was licensed to a customer during fiscal year 2002.

     Amortization of intangible assets, which totaled $1.5 million for the year ended December 31, 2002, also relates to the January 2002 acquisition of Securealink. Intangible assets, which consist primarily of developed technology and patents, are amortized over estimated useful lives ranging from one to five years.

Interest and Other Income, Net

			Variance
	2002	2001	$	%
Interest and other income, net	$669	$1,336	$(667)	(50)%

     Interest and other income decreased by $0.7 million, to $0.7 million for the year ended December 31, 2002, from $1.4 million in 2001. Interest and other income decreased primarily due to lower interest rates throughout 2002 as compared to 2001.

Income Tax Expense (Benefit)

			Variance
	2002	2001	$	%
Income tax expense (benefit)	$(90)	$—	$(90)	(100)%

     For the year ended December 31, 2002, the Company incurred operating losses, however, the Company also experienced an income tax benefit related to the amortization of acquired intangible assets from the Securealink acquisition. For the year ended December 31, 2001, the Company incurred operating losses and therefore, did not record income tax expense. The Company’s income tax benefit related to these losses has been offset by a valuation allowance for the full amount of the net deferred tax assets since the Company’s ability to use the remaining net operating loss carryforward is dependent upon future taxable income.

Liquidity and Capital Resources

     As of December 31, 2003, SafeNet had working capital of $111.6 million including unrestricted cash and short-term investments of $113.9 million and restricted cash of $2.8 million. On July 15, 2003, we completed a secondary public offering pursuant to which we sold 2.7 million shares of our common stock and received net proceeds of $83.9 million. SafeNet believes that its current cash resources and future cash flow from operations will be sufficient to meet its anticipated short-term and long-term needs.

     For the year ended December 31, 2003, compared to the same period in 2002, cash provided by operating activities increased by $1.2 million. Cash used in investing activities increased $63.7 million, primarily due an increase in net purchases of investment securities of $50.7 million and cash paid for the acquisition of the OEM assets of SSH, Inc. $13.8 million. Cash provided by financing activities increased $92.2 million, which is mainly attributed to cash proceeds from our July 2003 secondary offering of $83.9 million and an increase in cash received from stock option exercises of $6.8 million.

     Material recurring uses of working capital include salaries and other compensation, which accounted for approximately $22.2 million in 2003, sales and marketing expenses, which accounted for approximately $4.7 million in 2003, and research and development projects, which accounted for approximately $5.3 million in 2003.

     We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. During 2003, we completed the integrations of Cylink, Raqia, and SSH. During 2003, we also spent $0.8 million for integration costs for the pending Rainbow Technology merger.

     Pursuant to the terms of the merger agreement related to the proposed merger with Rainbow Technologies, we may be obligated to pay Rainbow Technologies a termination fee of $15.0 million if the merger agreement is terminated because our Board of Directors fails to support the merger in certain ways or in other specified circumstances following the public announcement of a competing acquisition proposal involving SafeNet. We expect to incur costs associated with the merger which may aggregate $12.0 million related to professional fees such as legal, due diligence, professional integration advisory services and financial advisory fees. Additionally, we would expect that there may be additional cash obligations, including obligations related to possible severance, directors and officers liability insurance for Rainbow ($1.0 million), and lease buy-outs. At this point, we are unable to quantify the expected range, with the exception of the directors and officers liability insurance.

     The following table sets forth, as of December 31, 2003, our commitments and contractual obligations for the years indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years
Operating Leases (1)	$17,046	$2,618	$4,958	$4,868	$4,602
Sales and Marketing Agreement (2)	500	—	500	—	—
Purchase commitments (3)	—	—	—	—	—

Total	$17,546	$2,618	$5,458	$4,868	$4,602

(1)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.

(2)	This agreement requires certain payments to be made in the future to complete our acquisition of these exclusive sales and marketing rights.
(3)	SafeNet generally does not make unconditional, non-cancelable purchase commitments. SafeNet enters into purchase orders in the normal course of business which are less than one year in term.

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

Allowance for Doubtful Accounts

     SafeNet maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We calculate the allowance based on a specific analysis of past due balances and also consider historical trends of write-offs. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional allowances may be required.

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

Goodwill and Other Intangible Assets

     SafeNet accounts for acquired businesses using the purchase method of accounting. A portion of the purchase price for each of these businesses is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the dates of acquisitions. Any excess purchase price is allocated to goodwill.

     The identified intangible assets include patents, developed technology, purchase orders, contract backlog and acquired in-process research and development assets. Research and development assets are written off at the date of acquisition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The fair values were determined by management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent valuation experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using risk-adjusted discount rates. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. The assigned useful lives, which range from one to five years, are based upon periods of estimated cash flows and other factors. If SafeNet used different assumptions and estimates in the calculation of the fair value of identified intangible assets and the estimation of the related useful lives, the amounts allocated to these assets, as well as the related amortization expense, would have been significantly different than the amounts recorded.

     Effective January 1, 2002, SafeNet adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill is no longer amortized but is reviewed annually for impairment, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value using the impairment testing methodology in Statement 142. Indicators of potential impairment include operating losses, loss of a significant customer and adverse industry developments. Impairment testing for goodwill is conducted annually. Our most recent test was conducted as of October 1, 2003. The impairment test was based upon a comparison of the estimated fair values of our reporting units, the Embedded Security Division and the Enterprise Security Division, to the sums of the carrying value of the assets and liabilities allocated to each reporting unit. The fair values used in this evaluation were estimated based upon discounted future cash flow projections for the reporting units. In order to project future cash flows, management made a number of assumptions concerning such things as future sales volume levels, future price levels, and rates of increase in operating expenses. Since the estimated fair values of the reporting units exceeded the carrying value of their recorded net assets, no impairment was identified or recorded. However, if SafeNet used different assumptions and estimates in the calculation of the fair value of the reporting units, an impairment of goodwill may have been identified.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. SafeNet is exposed to financial market risks, primarily related to changes in foreign currency exchange rates. SafeNet currently does not have any derivative financial instruments to protect against adverse currency movements. SafeNet manages its exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of December 31, 2003. Actual results may differ materially.

Foreign Currency Risk

     We are exposed to the fluctuations in foreign currency exchange rates, principally related to the Euro and the British Pound. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our currency translation adjustment, a component of other comprehensive income. For the year ended December 31, 2003, a 10% change in average exchange rates for the Euro and British Pound would have changed our reported currency translation adjustment of $2.5 million by approximately $0.3 million. The Company’s exposure to foreign currency transaction risk is not significant, and therefore a 10% fluctuation in exchange rates would have a negligible impact on earnings.

Interest Rate Risk

     We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents and short-term investments. For the year ended December 31, 2003, we had net interest income of approximately $0.8 million. A 10% change in the average interest rate for the year ended December 31, 2003 would have had a negligible effect on earnings.

     At December 31, 2003 and 2002, SafeNet did not have any interest bearing obligations. In addition, SafeNet does not hold any derivative instruments and does not have any commodity market risk.

SAFENET, INC.

AND SUBSIDIARIES

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

SafeNet, Inc.

     We have audited the accompanying consolidated balance sheets of SafeNet, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SafeNet, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     As noted in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 23, 2004

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$21,651	$3,399
Restricted cash	2,800	—
Short-term investments	92,280	28,763
Accounts receivable, net of allowance for doubtful accounts of $940 in 2003 and $224 in 2002	13,191	4,534
Inventories, net of reserve of $1,275 in 2003 and $958 in 2002	3,123	1,008
Prepaid expenses and other current assets	1,414	1,002
Current assets of discontinued operations	—	93

Total current assets	134,459	38,799
Property and equipment, net	3,809	1,246
Computer software development costs, net of accumulated amortization of $1,696 in 2003 and $1,513 in 2002	1,982	479
Goodwill	42,407	12,826
Other intangible assets, net of accumulated amortization of $8,483 in 2003 and $1,640 in 2002	23,599	595
Other assets	1,900	1,374

Total assets	$208,156	$55,319

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,799	$1,456
Accrued salaries and commissions	3,770	2,162
Due to former owners of acquired company	2,800	—
Income taxes payable	2,294	—
Other accrued expenses	2,768	1,424
Advance payments and deferred revenue	4,791	1,393
Deferred income taxes	2,607	—
Current liabilities of discontinued operations	—	377

Total current liabilities	22,829	6,812
Unfavorable lease liability	4,149	—
Deferred income taxes	2,181	129

Total liabilities	29,159	6,941
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 13,286 in 2003 and 7,894 in 2002	133	79
Additional paid-in capital	199,783	65,665
Accumulated other comprehensive income	5,394	2,859
Accumulated deficit	(26,313)	(20,225)

Total stockholders’ equity	178,997	48,378

Total liabilities and stockholders’ equity	$208,156	$55,319

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenues:
Licenses and royalties	$16,464	$7,398	$4,031
Products	38,797	21,588	9,732
Service and maintenance	10,933	3,249	2,699

Total revenues	66,194	32,235	16,462
Cost of revenues:
Licenses and royalties	812	811	644
Products	12,106	7,699	3,423
Service and maintenance	1,267	453	458
Amortization of acquired intangible assets	2,652	—	—

Total cost of revenues	16,837	8,963	4,525

Gross profit	49,357	23,272	11,937

Operating expenses:
Research and development expenses	14,664	8,504	6,118
Sales and marketing expenses	14,929	7,341	5,061
General and administrative expenses	6,716	3,852	2,203
Write-off of acquired in-process research and development costs	9,681	3,375	—
Costs of integration of acquired companies	3,934	256	—
Amortization of acquired intangible assets	4,710	1,488	—

Total operating expenses	54,634	24,816	13,382

Operating loss	(5,277)	(1,544)	(1,445)
Interest and other income, net	807	669	1,336

Loss from continuing operations before income taxes	(4,470)	(875)	(109)
Income tax expense (benefit)	1,618	(90)	—

Loss from continuing operations	(6,088)	(785)	(109)
Loss from operations of discontinued GDS business (including loss on disposal of $3,506 in 2002)	—	(3,954)	(3,453)

Net loss	$(6,088)	$(4,739)	$(3,562)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.54)	$(0.10)	$(0.01)
Loss from discontinued GDS business	—	(0.51)	(0.49)

Net loss per share	$(0.54)	$(0.61)	$(0.50)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2003	2002	2001
Net loss	$(6,088)	$(4,739)	$(3,562)

Other comprehensive income (loss):
Foreign currency translation adjustment	2,535	2,904	(165)
Reclassification adjustment — realization of foreign currency translation adjustment upon disposal of GDS business	—	1,526	—
Other	—	(45)	(84)

Total other comprehensive income (loss)	2,535	4,385	(249)

Comprehensive loss	$(3,553)	$(354)	$(3,811)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Common stock		Additional	other		Total
			paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at January 1, 2001	6,941	$69	$50,855	$(1,277)	$(11,924)	$37,723
Stock options exercised	167	2	1,547	—	—	1,549
Net loss	—	—	—	—	(3,562)	(3,562)
Other comprehensive loss	—	—	—	(249)	—	(249)
Other	—	—	(2)	—	—	(2)

Balance at December 31, 2001	7,108	71	52,400	(1,526)	(15,486)	35,459
Issuance of common stock in connection with the acquisition of Securealink	575	6	10,630	—	—	10,636
Issuance of common stock under Employee Stock Purchase Plan	6	—	217	—	—	217
Issuance of common stock for stock option exercises	205	2	1,968	—	—	1,970
Income tax benefit related to stock option exercises	—	—	450	—	—	450
Net loss	—	—	—	—	(4,739)	(4,739)
Other comprehensive income	—	—	—	4,385	—	4,385

Balance at December 31, 2002	7,894	79	65,665	2,859	(20,225)	48,378
Issuance of common stock in connection with secondary offering	2,698	27	83,893	—	—	83,920
Issuance of common stock in connection with the acquisition of Cylink Corporation	1,680	17	31,067	—	—	31,084
Assumption of stock options in connection with the acquisition of Cylink Corporation	—	—	1,399	—	—	1,399
Assumption of stock warrants in connection with the acquisition of Cylink Corporation	—	—	292	—	—	292
Issuance of common stock in connection with the asset acquisition of Raqia Networks	354	4	6,094	—	—	6,098
Income tax benefit related to stock option exercises	—	—	2,362	—	—	2,362
Issuance of common stock under Employee Stock Purchase Plan	7	—	162	—	—	162
Issuance of common stock for stock option exercises	653	6	8,849	—	—	8,855
Net loss	—	—	—	—	(6,088)	(6,088)
Other comprehensive income	—	—	—	2,535	—	2,535

Balance at December 31, 2003	13,286	$133	$199,783	$5,394	$(26,313)	$178,997

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(6,088)	$(4,739)	$(3,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of acquired in-process research and development costs	9,681	3,375	—
Loss on disposal of discontinued GDS business	—	2,687	—
Depreciation and amortization of property and equipment	1,318	975	662
Amortization of computer software development costs	183	574	954
Amortization of other intangible assets	7,362	1,488	85
Income tax benefit related to stock option exercises	2,362	450	—
Other non-cash charges	—	501	—
Deferred income taxes	(2,445)	—	—
Amortization of unfavorable lease liability	(632)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,772)	(551)	167
Inventories, net	(230)	270	1,369
Prepaid expenses and other current assets	259	383	(621)
Accounts payable	1,890	(257)	(778)
Accrued salaries and commissions	(3,979)	977	(937)
Accrued income taxes	2,294	—	—
Other accrued expenses	(3,521)	329	(8)
Advanced payments and deferred revenue	489	(529)	959

Net cash provided by (used in) operating activities	7,171	5,933	(1,710)

Cash flows from investing activities:
Maturities of held to maturity securities	28,763	25,378	8,433
Sales of available for sale securities	52,927	—	—
Purchases of available for sale securities	(145,207)	(38,277)	(17,966)
Purchases of equipment and leasehold improvements	(2,628)	(507)	(399)
Expenditures for computer software development	(1,686)	(326)	(167)
Cash paid for Securealink, net of cash acquired	—	(3,769)	—
Cash paid for SSH, including restricted cash	(13,796)	—	—
Cash received upon acquisition of Cylink, net of cash paid	703	—	—
Cash paid for Raqia, net of cash acquired	(1,390)	—	—
Deferred acquisition costs	—	(625)	—
Other assets	(46)	(565)	—

Net cash used in investing activities	(82,360)	(18,691)	(10,099)

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan, net	9,017	2,187	1,549
Proceeds from secondary stock offering, net	83,920	—	—
Repayment of Securealink line of credit	—	(1,484)	—

Net cash provided by financing activities	92,937	703	1,549

Effect of exchange rate changes on cash	504	460	(115)

Net increase (decrease) in cash and cash equivalents	18,252	(11,595)	(10,375)
Cash and cash equivalents at beginning of year	3,399	14,994	25,369

Cash and cash equivalents at end of year	$21,651	$3,399	$14,994

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2003

(Amounts in Thousands)

(1) BUSINESS

     SafeNet, Inc. (“SafeNet” or the “Company”) delivers a widely deployed Virtual Private Network, or VPN, technology for secure business communications over the Internet, offering both Original Equipment Manufacturer (“OEM”) technology and end-user products for VPN and e-commerce applications. The Company provides its network security solutions worldwide for financial, enterprise, telecommunications and government use. The Company’s technology is sold and licensed in various formats, including software, hardware, silicon chips, and intellectual property.

     In January 2002, the Company acquired Pijnenburg Securealink, Inc. (“Securealink”), a European manufacturer of security chips for e-commerce transactions.

     In February 2003, the Company acquired Cylink, Inc. (“Cylink”). Cylink develops, markets, and supports a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet.

     In February 2003, the Company acquired the assets of Raqia Networks, Inc. (“Raqia”), a development stage company that was developing content inspection technology.

     In November 2003, the Company acquired the OEM Products Group of SSH Communication Security Corp. (“SSH”), a European developer of VPN client software and security and networking toolkits.

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

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had approximately $20,312 and $3,399 of cash equivalents at December 31, 2003 and 2002, respectively, consisting primarily of overnight repurchase agreements, short-term money market funds and commercial paper.

Restricted Cash

     Restricted cash consists of cash in placed in escrow and designated for future disbursement to the former owners of acquired companies. As of December 31, 2003, the Company had $2,800 in restricted cash related to the SSH acquisition (see Note 4).

Short-Term Investments

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

     Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reporting in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     At December 31, 2003 and 2002, the Company has held-to-maturity securities totaling $0 and $28,763, respectively, and available-for-sale securities totaling $92,280 and $0, respectively, consisting primarily of corporate debt instruments for which amortized cost approximated fair value. As of December 31, 2003, aggregate maturities of the Company’s available-for-sale securities are as follows: $22,105 within one year, 1,500 within two to five years, $3,000 within five to ten years and $65,675 thereafter. All investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.

Accounts Receivable and Allowance for Doubtful Accounts

     The Company reports accounts receivable at net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company calculates the allowance based on a specific analysis of past due balances and also considers historical trends of write-offs. Past due status is based on how recently payments have been received by customers. Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers.

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

     Amortization of software development costs, which is included in cost of revenues, begins upon general release of the software. These costs are amortized on a product by-product basis using the greater of: (i) the amount computed using the ratio that current gross revenues for each product bear to the total of current and anticipated future revenue for that product, or (ii) the amount computed using the straight-line method over the estimated economic useful life of three to five years. Such costs are amortized beginning on product release dates. The Company assesses the recoverability of computer software development costs by comparing the unamortized balance to the net realizable value of the asset and writes-off the amount by which the unamortized capitalized costs exceed the estimated net realizable value. During the year ended December 31, 2001, the Company wrote-off $218 of capitalized software development costs for which the unamortized balance exceeded the estimated net realizable value. This write-off has been included as a charge to 2001 research and development expenses.

Goodwill and Other Intangible Assets

     Goodwill is initially measured as the excess of the cost of an acquired company over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. The Company does not amortize goodwill, but rather reviews the carrying value of the asset for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Intangible Assets, the provisions of which the Company adopted effective January 1, 2002. During the year ended December 31, 2001, the Company recorded $85 of amortization of goodwill, all of which was included in loss from operations of discontinued GDS business in the accompanying statement of operations.

     The goodwill impairment test under Statement 142 involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The reporting units of the Company for purposes of the impairment test are the Company’s two operating segments, the Embedded Security Division and the Enterprise Security Division, as these are the components of the business for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

     Intangible assets with finite lives are amortized over their estimated useful lives ranging from one to five years, with a weighted average useful live of 35 months (see Note 8).

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     Long-lived assets, including amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates whether impairment exists on the basis of undiscounted expected future cash flows from the assets over the remaining amortization period. If impairment exists, the asset is reduced by the estimated difference between its fair value and its carrying value. Fair value is usually determined using discounted cash flows. Assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell.

Product Warranties

     The Company offers a one-year warranty for substantially all of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which SafeNet does business. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The balance of the Company’s warranty accrual totaled $259 and $50 at December 31, 2003 and 2002, respectively.

Unfavorable Lease Liability

     Unfavorable lease liability represents a liability assumed in the acquisition of Cylink (see Note 4) for an operating lease with terms unfavorable to market prices. The liability was measured as the present value of the excess of contractual lease obligations over market prices, discounted using the Company’s credit adjusted interest rate. The liability is being amortized as a reduction of rent expense using the interest method over the remaining term of the lease. For the year ended December 31, 2003, amortization of the unfavorable lease liability totaled $632 and is included in general and administrative expenses. The current portion of the unfavorable lease liability as of December 31, 2003 of $735 is included in other accrued expenses in the accompanying consolidated balance sheet.

Revenue Recognition

     The Company derives revenue from software and technology licenses, product sales, maintenance (post-contract customer support), and services. Software and technology licenses typically contain multiple elements, including the product license, maintenance, and/or other services. The Company allocates the total arrangement fee among each deliverable based on the fair value of each of the deliverables determined based on vendor-specific objective evidence.

License and Royalties

     License revenue is comprised of perpetual and time-based license fees, which are derived from arrangements with end-users, original equipment manufacturers and resellers. For each license arrangement, the Company defers revenue recognition until: (a) persuasive evidence of an arrangement exists; (b) delivery of the software or technology has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is probable. For both perpetual and time-based licenses, once all of these conditions are satisfied, the Company recognizes license revenue based on the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Royalties are recognized as they are earned.

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

     Other service revenue is comprised of revenue from consulting fees and training. Service revenue is recognized when the services are provided to the customer. The Company’s policy is to recognize software license revenue when these associated services are not essential to the functionality of the product. To date, these services have not been essential to the functionality of the products. Vendor specific objective evidence of fair value of these services is determined by reference to the price that a customer will be required to pay when the services are sold separately, which is based on the price history that the Company has developed for separate sales of these services.

Shipping and Handling Costs

     All shipping and handling costs incurred in connection with the sale of products to customers is included in cost of product revenues.

Foreign Currency Translation

     The financial statements of foreign subsidiaries for which the local currency is the functional currency have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. The Company, in accordance with APB 23, Accounting for Income Taxes — Special Areas, has not provided for deferred income taxes on unremitted earnings including translation adjustments on these earnings. Income statement amounts have been translated using the average exchange rates during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Transactions of foreign subsidiaries which are denominated in currencies other than the functional currency have been remeasured into the functional currency with any resulting gain or loss reported as a component of income. The effect on the consolidated statements of operations of all transaction gains and losses is insignificant for all years presented.

Income Taxes

     The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Employee Stock-Based Compensation

     At December 31, 2003, the Company had five stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(6,088)	$(4,739)	$(3,562)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(4,178)	(3,762)	(5,436)

Pro forma net loss	$(10,266)	$(8,501)	$(8,998)

Loss per share:
Basic and diluted—as reported	$(0.54)	$(0.61)	$(0.50)

Basic and diluted—pro forma	$(0.90)	$(1.10)	$(1.26)

     The fair value of the stock-based awards was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model and other models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The following assumptions were made in computing the fair value of stock-based awards for the years ended December 31:

	2003	2002	2001
Risk-free interest rate	3.11%	3.88%	4.42%
Dividend yield	0%	0%	0%
Option life	3-5 years	3-5 years	3-5 years
Stock price volatility	106%	119%	139%
Weighted average fair value of granted options	$16.74	$8.85	$11.50

     For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options’ vesting periods.

Comprehensive Income (Loss)

     Comprehensive income (loss) includes all changes in equity that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Certain non-owner changes in equity, consisting primarily of foreign currency translation adjustments, are included in “other comprehensive income (loss).” The Company reports comprehensive income (loss) in the statement of comprehensive income (loss) and discloses the accumulated total of other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet. As of December 31, 2003 and 2002, accumulated other comprehensive income (loss) consisted solely of foreign currency translation adjustments.

Fair Value of Financial Instruments

     The carrying amount of financial instruments, including cash and cash equivalents, available for sale securities and held-to-maturity securities approximates fair value based on the short-term nature of these instruments.

Reclassifications

     Where appropriate, certain amounts in prior year consolidated financial statements have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

     Effective January 2003, the Company adopted FASB Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities (Statement 146), which addresses financial accounting and reporting for costs related to exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The impact of adoption did not have an impact on the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB 51 and amended it in December 2003. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. The Company prior to the adoption of FIN 46 consolidated all enterprises in which it maintained a controlling financial interest. Upon the adoption of FIN 46, the Company did not identify any investments in variable interest entities not currently consolidated and in which the Company is considered the primary beneficiary.

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

     As a result of the discontinued operations, the Company recorded a charge of $3,506 in the first quarter of 2002 related to the write-off of the abandoned assets and the accrual of the estimated costs of the closing and severance and related costs. The disposition of GDS operations represents the disposal of a business segment under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of this operation have been classified as discontinued during all periods presented. For business segment reporting purposes, GDS’s business results were previously classified as the segment “European Operations”.

     Summarized operating results from the discontinued operation included in the consolidated statements of operations, excluding the loss on disposal, are as follows for the years ended December 31:

	2002	2001
Revenues	$198	$1,655

Loss from operations	(448)	(3,453)
Loss on disposal	(3,506)	—

Net loss	$(3,954)	$(3,453)

     Assets and liabilities of the discontinued operations at December 31, 2002 were as follows:

Other current assets	$93
Current liabilities	(377)

Net liabilities of discontinued operations	$(284)

     The fair values of assets to be disposed were based on estimated net realizable value at the time of disposal. The significant components of the loss on disposal of the GDS operations is as follows:

Severance costs	$697
Lease termination costs	573
Goodwill	316
Reclassification of foreign currency translation loss	1,526
Other	394

Total	$3,506

     There were no costs from discontinued operations for the year ended December 31, 2003.

(4) ACQUISITIONS

Pijenburg Securealink, Inc.

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

     The following table summarizes the changes to assets (other than cash) and liabilities in connection with this acquisition:

Current assets, excluding cash of $374	$1,271
Property and equipment	787
Goodwill	10,859
Acquired in-process research and development costs	3,375
Intangible assets subject to amortization	1,905

Total assets acquired, excluding cash	18,197

Short-term borrowings	1,484
Deferred income taxes	670
Other current liabilities	1,639

Total liabilities assumed	3,793

Purchase price, net of cash received	$14,404

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

     The unaudited pro forma combined historical results for the year ended December 31, 2001, as if Securealink had been acquired on January 1, 2001, is as follows:

Revenues	$23,345
Loss from continuing operations	$(4,373)
Net loss	$(7,825)
Loss per common share — basic and diluted:
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

Cylink Corporation

     On February 5, 2003, SafeNet acquired 100% of the outstanding common shares of Cylink Corporation (“Cylink”) in accordance with an Agreement and Plan of Reorganization dated as of October 30, 2002. The results of operations of Cylink have been included in the Company’s consolidated results of operations beginning on February 6, 2003. Cylink, develops, manufactures, markets and supports a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. Cylink’s solutions enable its customers to merge their operations and transactions onto existing networks, maximize network use, reduce the costs of operations and expand their businesses. As a result of the acquisition, the Company believes that it will be able to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers. It also expects to reduce costs through economies of scale.

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

     The unaudited pro forma combined historical results for the years ended December 31, 2003 and 2002 as if Cylink had been acquired on January 1, 2002, are as follows:

	2003	2002
	(In thousands, except per share data)
Revenues	$68,398	$59,759
Loss from continuing operations	$(10,675)	$(26,193)
Net loss	$(10,675)	$(30,147)
Income (loss) per common share — basic and diluted:
Loss from continuing operations	$(0.92)	$(2.79)
Income (loss) from discontinued operations (GDS)	—	(0.42)

Net loss	$(0.92)	$(3.21)

     The pro forma results include the estimated amortization of intangibles. As described in Note 2, the Company does not record amortization expense related to goodwill. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2002, nor are they necessarily indicative of future consolidated results.

Raqia Networks, Inc.

     On February 27, 2003, the Company acquired substantially all the assets of Raqia Networks, Inc., a development stage company, consisting primarily of technology-related intangible assets. Total consideration paid by the Company was 354 shares of SafeNet common stock with an estimated value of $6,098 and $890 in cash. The Company had previously invested $1,000 in Raqia Networks.

     The allocation of the cost to acquire the assets of Raqia is as follows:

Working capital (deficit)	$(285)
Property and equipment	776
Acquired in-process research and development assets	6,330
Acquired patents	1,167

Net assets acquired	$7,988

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

SSH Communications Security Corp.

     On November 18, 2003, SafeNet purchased the assets of the OEM Products Group of SSH Communications Security Corp. (“SSH”) in accordance with the Asset Purchase Agreement dated as of October 2003. In connection with the acquisition, SafeNet obtained substantially all of the assets and properties used in connection with the toolkit, IPVia VPN and VPN client businesses of SSH. SSH is a leading supplier of managed security middleware. The total consideration paid by SafeNet was $13,796 in cash, including $2,800 being held in escrow, and estimated direct costs of the acquisition of $221. The results of operations of SSH have been included in the Company’s consolidated results of operations beginning on November 19, 2003.

     The Company is in the process of finalizing the valuation of certain acquired tangible assets and liabilities; thus the allocation of the purchase price is subject to refinement, which should be completed by the end of the first quarter of fiscal year 2004. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$1,225
Property and equipment	55
Goodwill	2,744
Intangible assets subject to amortization (4 year weighted average useful life)	8,370
Intangible assets not subject to amortization	2,700
Other assets	130

Total assets acquired	15,224

Accrued compensation and benefits	19
Advance payments and deferred revenue	1,409

Total liabilities assumed	1,428

Net assets acquired	$13,796

     All of the assets and liabilities were assigned to the Embedded Security Segment. The $2,744 of goodwill that was assigned to the Embedded Security segment is expected to be deductible for tax purposes. The primary factors contributing to a purchase price for the OEM business of SSH that resulted in the recognition of goodwill included the belief that the acquisition will enhance the Company’s product line, expand its international sales and provide broader technology and expertise to its customers.

     The acquisition of SSH would not have materially affected the reported results of operations in 2003 and 2002 had the acquisition occurred on January 1, 2002.

Rainbow Technologies, Inc.

     On October 22, 2003, the Company entered into an agreement to acquire Rainbow Technologies, Inc., a provider of information security solutions for mission-critical data and applications used in business, organization and government computing environments, in a stock-for-stock transaction. Consummation of the transaction is subject to customary closing conditions, including the approval of Rainbow’s stockholders and our stockholders. Under the terms of the agreement, each outstanding share of Rainbow common stock will be exchanged for 0.374 of a share of the Company’s common stock. All outstanding options to acquire Rainbow common stock will be assumed by the Company and converted into options to purchase shares of the Company’s common stock using the same exchange ratio. If the merger is consummated, the Company will issue in the transaction approximately 11,000 shares of common stock which would represent approximately 43% of the outstanding stock of the combined company on a fully diluted basis. The Company expects the merger, if consummated, to close during the first quarter of 2004.

(5) INVENTORIES

     Inventories consisted of the following at December 31:

	2003	2002
Raw materials	$2,158	$252
Finished goods	2,240	1,714

	4,398	1,966
Reserve for excess and obsolete inventory	(1,275)	(958)

	$3,123	$1,008

(6) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

	2003	2002
Furniture and equipment	$7,442	$4,350
Computer software	2,501	912
Leasehold improvements	741	718

	10,684	5,980
Accumulated depreciation and amortization	(6,875)	(4,734)

	$3,809	$1,246

(7) GOODWILL

     The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Embedded	Enterprise
	Security	Security
	Segment	Segment	Total
Balance as of January 1, 2002	$—	$—	$—
Goodwill recorded during the year:
Acquisition of Securealink	10,859	—	10,859
Foreign currency translation adjustment	1,967	—	1,967

Balance as of December 31, 2002	12,826	—	12,826
Goodwill recorded during the year:
Acquisition of Cylink	—	24,880	24,880
Acquisition of SSH	2,744	—	2,744
Foreign currency translation adjustment	2,535	—	2,535
Other	(19)	(559)	(578)

Balance as of December 31, 2003	$18,086	$24,321	$42,407

(8) ACQUIRED INTANGIBLE ASSETS

     Acquired intangible assets consisted of the following at December 31, 2003, of which $10,900 related to the Enterprise Security Division, and 12,699 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts / relationships	3.4	$10,947	$(2,151)	$8,796
Developed technology	3.5	9,426	(2,469)	6,957
Patents and related	3.2	5,588	(1,588)	4,000
Non-compete agreements	2.0	2,066	(947)	1,119
Purchase orders and contract backlog	1.0	1,328	(1,328)	—

Total	2.9	29,355	(8,483)	20,872

Intangible assets subject to amortization:
Domain names	N/A	2,727	—	2,727

Total acquired intangible assets		$32,082	$(8,483)	$23,599

     Acquired intangible assets consisted of the following as of December 31, 2002, all related to the Embedded Security segment:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Developed technology	1.0	1,336	(1,336)	—
Patents and related	5.0	738	(143)	595
Purchase orders and contract backlog	1.0	161	(161)	—

Total	2.3	2,235	(1,640)	595

     Amortization expense related to acquired intangible assets for the years ended December 31, 2003 and 2002 was $7,499 and $1,488, respectively. The estimated amortization expense for the years ending December 31 is as follows:

2004	$8,556
2005	7,609
2006	2,772
2007	1,935

(9) INCOME TAXES

     The Company recorded no provision for income taxes on earnings from continuing operations for the year ended December 31, 2001. Significant components of the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, are as follows:

	2003	2002
Current:
Federal	$3,662	$—
State	523	179
Foreign	161	—

Total current	4,346	179

Deferred (benefit):
Federal	(2,672)	271
State	—	—
Foreign	(56)	(540)

Total deferred	(2,728)	(269)

Total tax expense (benefit)	$1,618	$(90)

     For the years ended December 31, 2003, 2002 and 2001, the Company’s foreign loss from continuing operations before income taxes was ($3,105), ($7,149) and $0, respectively.

     Deferred tax assets and liabilities arising from continuing operations are comprised of the following at December 31:

	2003	2002
Deferred tax assets:
Inventories	$2,111	$272
Net operating loss carryforwards	26,676	7,191
Tax credits	7,310	—
Property and equipment	1,765	—
Compensation and accrued reserves	785	200
Other	923	478

Total deferred tax assets	39,570	8,141

Deferred tax liabilities:
Intangible assets	(4,788)	(129)

Total deferred tax liabilities	(4,788)	(129)

Net deferred tax asset	34,782	8,012
Less: valuation allowance	(39,570)	(8,141)

Total	$(4,788)	$(129)

     The reconciliation of the reported income tax expense (benefit) to the amount that would result by applying the U.S. federal statutory tax rate of 34% to loss from continuing operations before income taxes is as follows:

	2003	2002	2001
Tax benefit at U.S. statutory rate	$(1,520)	$(298)	$(37)
Effect of permanent differences:
Non-deductible in-process research and and development	3,292	1,182	—
Tax benefit of foreign subsidiary	(954)	—	—
State income taxes, net of federal benefit	346	179	(5)
Change in valuation allowance, excluding charge related to stock option exercises	592	(1,031)	18
Other, net	(138)	(122)	24

Total	$1,618	$(90)	$—

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company has established a valuation allowance of $39,570 and $8,141 at December 31, 2003 and 2002, respectively.

     At December 31, 2003, the Company had net operating loss carryforwards related to its Netherlands subsidiary of approximately $4,852, which do not expire and are available to offset future taxable income of that subsidiary. The acquisitions of Cylink and Raqia increased the Company’s net operating loss carryforwards for U.S. income tax purposes. At December 31, 2003, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $64,677, which expire from 2011 to 2023 and are available to offset future U.S. taxable income subject to limitations with regards to Section 382 of the Internal Revenue Code. The exercise of non-qualified stock options and disqualified disposition of incentive stock options (“stock option deductions”) have generated all of the remaining U.S.

net operating loss carryforwards. When these net operating loss carryforwards are utilized, the resulting reduction in the valuation allowance will be recorded as a direct increase to additional paid-in capital. During the year ended December 31, 2003, an increase to stockholders’ equity of $2,362 was recorded related to the tax benefit of stock option deductions.

(10) LEASES

     The Company leases office facilities and equipment under non-cancelable operating leases expiring at various dates through 2013. The leases require the Company to pay a proportionate share of real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis. The future minimum payments under the leases for the years ending December 31, are as follows:

2004	$2,618
2005	2,426
2006	2,532
2007	2,500
2008	2,368
2009 and thereafter	4,602

Rent expense under all operating leases related to continuing operations for the years ended December 31, 2003, 2002, and 2001 was $1,236, $517 and $360, respectively.

(11) RETIREMENT PLAN

     The Company sponsors a defined contribution retirement plan for employees who have completed three months of service. The Plan permits pre-tax contributions by participants pursuant to Section 401(k) of the Internal Revenue Code (the Code) of 3% to 15% of base compensation up to the maximum allowable contributions as determined by the Code. The Company matches up to 50% of the first 4% of employee compensation that is contributed to the plan. The Company’s matching contributions vest with the participant over a 5-year period on a pro rata basis. The Company may also make additional discretionary contributions. The Company incurred expenses for its matching contributions for the years ended December 31, 2003, 2002 and 2001 totaling $360, $77 and $137, respectively.

(12) STOCK COMPENSATION PLANS AND WARRANTS

Stock Option Plans

     The Company sponsors five stock option plans that provide for the granting of stock options to officers, directors, consultants and employees of the Company. Options have been granted with exercise prices that are equal to the fair market value of the common stock on the date of grant and, subject to termination of employment, expire seven years from the date of grant. Either incentive stock options or non-qualified stock options may be granted under the plans. The vesting and exercise periods are determined by the Board of Directors and the lives may not exceed ten years. Options issued to date generally vest in equal amounts over a vesting period of either three or four years. Option activity during 2001, 2002 and 2003 was as follows:

			Weighted
			Average
	Number	Range of	Exercise
	of Shares	Exercise Prices	Price
Outstanding as of January 1, 2001	1,342	$3.09 to $43.50	$17.01
Granted	825	$5.85 to $43.63	$11.79
Exercised	(167)	$3.09 to $24.87	$9.41
Cancelled	(117)	$3.25 to $43.50	$25.78

Outstanding as of December 31, 2001	1,883	$4.37 to $43.63	$14.85
Granted	404	$11.10 to $16.51	$13.09
Exercised	(205)	$5.13 to $24.13	$9.50
Cancelled	(158)	$8.53 to $33.63	$15.15

Outstanding as of December 31, 2002	1,924	$4.37 to $43.63	$15.08
Granted	925	$16.47 to $38.07	$21.11
Issued in connection with Cylink acquisition	170	$0.20 to $25.00	$12.63
Exercised	(653)	$4.63 to $24.13	$13.69
Cancelled	(177)	$0.20 to $33.63	$17.78

Outstanding as of December 31, 2003	2,189	$4.37 to $43.63	$17.03

Exercisable as of December 31, 2003	1,214	$4.37 to $43.63	$16.06

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
$4.37 to $8.70	340	4.2	$6.60	216	$6.50
$9.18 to $17.56	1,148	5.7	$14.35	635	$13.81
$18.13 to $29.00	471	5.9	$23.21	308	$23.80
$30.67 to $43.63	230	6.8	$33.19	55	$36.49

	2,189	5.6	$17.03	1,214	$16.06

     At December 31, 2003, the Company had reserved 2,688 shares of common stock for exercise of outstanding stock options, outstanding warrants and additional stock options authorized for granting under existing stock option plans.

     In connection with the acquisition of Cylink, the Company issued 25 warrants, which have an exercise price of $7.68 and expire October 30, 2012.

Employee Stock Purchase Plan

     In 2002, the Company adopted the SafeNet, Inc. Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at 85% of the lower of the closing price of the

     Company’s common stock on the first trading day or the last trading day of each semi-annual offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During 2003 and 2002, 7 and 6 shares, respectively, were issued under the plan at a price of $22.11 and $15.06 per share, respectively.

(13) SEGMENTS OF THE COMPANY AND RELATED INFORMATION

     The Company has two reportable segments related to continuing operations. The Embedded Security Division designs and sells a broad range of security products, including silicon chips, accelerator cards, licensed intellectual property and software products, to original equipment manufacturers (“OEMs”) that embed them into their own network and wireless products. The Enterprise Security Division sells high-performance security solutions, including software and appliances, to address the needs of the U.S. government, financial institution and other security-sensitive commercial companies. The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Embedded Security Division and Enterprise Security Division include some international sales mainly to South America, Europe and Asia.

     The following table sets forth information about the Company’s reportable segments for the years ended December 31:

	2003	2002	2001
Revenue from external customers:
Embedded security	$19,269	$18,292	$5,477
Enterprise security	46,925	13,943	10,985

Consolidated revenues	$66,194	$32,235	$16,462

Significant non-cash items other than depreciation and amortization expense (write-off of acquired research and development costs):
Embedded security	$6,330	$3,375	$—
Enterprise security	3,351	—	—

Consolidated significant non-cash items other than depreciation and amortization expense	$9,681	$3,375	$—

Operating (loss) income:
Embedded security	$(6,711)	$(4,227)	$(1,697)
Enterprise security	1,434	2,683	252

Consolidated operating loss	$(5,277)	$(1,544)	$(1,445)

Depreciation and amortization:
Embedded security	$1,382	$2,180	$1,303
Enterprise security	7,481	857	398

Consolidated depreciation and amortization	$8,863	$3,037	$1,701

(Loss) income from continuing operations before income taxes:
Embedded security	$(6,632)	$(3,794)	$(1,253)
Enterprise security	2,162	2,919	1,144

Consolidated loss from continuing operations before income taxes	$(4,470)	$(875)	$(109)

	2003	2002	2001
Geographic Information
Revenues:
United States	$58,321	$28,945	$15,134
All other countries	7,873	3,290	1,328

Total	$66,194	$32,235	$16,462

Long-lived assets:
United States	$5,478	$1,140	$1,696
All other countries	313	585	—

Total	$5,791	$1,725	$1,696

     Revenues are attributed to countries based on the location of the customer. The Company does not allocate assets to its reportable segments, as assets generally are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. Where the underlying assets can be specifically attributed to a segment, the related depreciation and amortization have been classified accordingly. The remaining depreciation is allocated based on a percentage of revenue.

(14) SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Sales terms with customers, including distributors, do not provide for right of return privileges for credit, refund or other products. The Company’s payment terms are generally 30 days from delivery of products, but could fluctuate depending on the terms of each specific contract. The Company’s customers, who include both commercial companies and governmental agencies, are in various industries, including banking, security, communications and distributors of electronic products.

     In 2003, one customer of the Embedded Security Division accounted for 13% of the Company’s consolidated revenues and one Enterprise Security Division customer accounted for 12% of the Company’s consolidated revenues. In 2002, one commercial client of the Embedded Security Division accounted for 41% of the Company’s consolidated revenues. In 2001, one commercial client of the Enterprise Security Division accounted for 15% of the Company’s consolidated revenues.

     As of December 31, 2003, one government client of the Enterprise Security Division accounted for 16% of accounts receivable. As of December 31, 2002, one government client of the Enterprise Security Division accounted for 22% of accounts receivable and two commercial clients of the Embedded Security Division accounted for a combined 42% of accounts receivable.

(15) LOSS PER SHARE

     The following table sets forth the computation of basic and diluted income (loss) from continuing operations per common share for the years ended December 31:

	2003	2002	2001
Numerator:
Loss from continuing operations	$(6,088)	$(785)	$(109)

Denominator Denominator for basic and diluted loss per share—weighted average shares outstanding	11,350	7,730	7,057

Basic and diluted loss from continuing operations per share	$(0.54)	$(0.10)	$(0.01)

The diluted loss from continuing operations per common share in all years presented is equal to the basic loss per common share because if potentially dilutive securities were included in the computations, the results would be anti-dilutive. These securities consist of outstanding options and warrants to purchase 2,214 shares, 1,924 shares and 1,883 shares of the Company’s common stock as of December 31, 2003, 2002 and 2001, respectively.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

     As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in internal control over financial reporting.

     As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of any changes in our internal control over financial reporting that occurred during the fiscal year covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based upon that evaluation, we concluded that there was no change in our internal control over financial reporting during this period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2003.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2003.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2003.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2003.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the definitive Proxy Statement of SafeNet, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of SafeNet’s fiscal year ended December 31, 2003.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	The financial statements filed as part of this report are listed separately on the Index To Financial Statements on page 45 of this Form 10-K.

	2.	Financial Statement Schedules: Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable therefore have been omitted

(b)	Reports on Form 8-K:

1) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 21, 2002 under Item 2 thereto in connection with the closing of the acquisition of certain assets of SSH Communications Security Corp.

2) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 24, 2003 under Item 5 in connection with entering into a definitive agreement and plan of reorganization with Rainbow Technologies, Inc.

3) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 23, 2003 under Item 12 in connection with the announcement of financial results for the quarter ended September 30, 2003.

4) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 21, 2003 under Item 5 in connection with entering into a definitive agreement to acquire certain assets of SSH Communications Security Corp.

(c)	Exhibits required by Item 601 of Regulation S-K:

2A	Agreement and Plan of Reorganization dated October 22, 2003 by and among the Registrant, Ravens Acquisition Corp. and Rainbow Technologies, Inc.	I/B/R(1)

3A	Restated Certificate of Incorporation of Registrant, as filed with the Secretary of State of Delaware on May 23, 2001	I/B/R(2)

3B	By-laws of Registrant	I/B/R(3)

4	Specimen of Common Stock Certificate of Registrant	I/B/R(3)

10A	Office lease dated June 25, 2003 by and between Waters Edge Corporate Campus LLC and SafeNet, Inc.	I/B/R(4)

10B	Stock Option Plan of 1989	I/B/R(5)

10C	Joint Development and Marketing Agreement between the Registrant and CyberGuard Corporation	I/B/R(6)

10D	Agreement between SafeNet Secure Solutions, Inc. (wholly-owned subsidiary of the Registrant) and Analog Devices, Inc.	I/B/R(7)

10E	1999 Employee Stock Option Plan	I/B/R(8)

10F	1999 Stock Bonus Plan	I/B/R(8)

10G	Non-Employee Director Stock Option Plan	I/B/R(8)

10H	2000 Employee and Directors Stock Option Plan	I/B/R(8)

10I	2001 Omnibus Stock Plan	I/B/R(9)

10J	Employment Agreement with Anthony Caputo	I/B/R(10)

10K	Employment Offer Letter with Carole D. Argo	I/B/R(11)

10L	Employment Offer Letter with Shelley A. Harrison	I/B/R(11)

10M	Employee Stock Purchase Plan	I/B/R(12)

10N	Second Amendment to Lease and Partial Termination Agreement dated October 30, 2002 by and between Cylink Corporation and Orchard Jay Investors, LLC for facilities located in Santa Clara, California	I/B/R(13)

21	Subsidiaries of Registrant

23.1	Consent of Ernst & Young LLP, independent auditors

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Registration Statement on Form S-4 (File No. 333-110520) of the Registrant and incorporated herein by reference.

(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

(4)	Filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-52066) of the Registrant and incorporated herein by reference.

(6)	Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

(8)	Filed as an exhibit to a Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on July 28, 1999 and incorporated herein by reference.

(9)	Filed as an exhibit to a Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on June 18, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(11)	Filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-106084) of the Registrant and incorporated herein by reference.

(12)	Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-98029) of the Registrant and incorporated herein by reference.

(13)	Filed as an exhibit to the Form 10-Q of Cylink Corporation (File No. 0-27742) for the quarterly period ended September 29,2002 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET, INC.

By:	/s/ Anthony A. Caputo

Anthony A. Caputo
Chairman, Chief Executive Officer and President

Date: March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony A. Caputo Anthony A. Caputo	Chairman, Chief Executive Officer And President	March 10, 2004
/s/ Carole D. Argo Carole D. Argo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2004
/s/ Thomas A. Brooks Thomas A. Brooks	Director	March 10, 2004
/s/ Shelley A. Harrison Shelley A. Harrison	Director	March 10, 2004
/s/ Ira A. Hunt, Jr. Ira A. Hunt, Jr.	Director	March 10, 2004
/s/ Bruce R. Thaw Bruce R. Thaw	Director	March 10, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001
(Amounts in thousands)

	Balance at	Charged to	Charges			Balance
	Beginning	Costs and	to Other	Deductions		at End
	of Period	Expenses	Accounts (a)	(b)	Recovery	of Period
Allowance for doubtful accounts:
2003	$224	$24	$775	$83	$—	$940
2002	150	74	—	—	—	224
2001	196	32	—	78	—	150
Reserve for obsolete inventory:
2003	958	418	—	101	—	1,275
2002	482	476	—	—	—	958
2001	207	284	—	9	—	482
Warranty reserve:
2003	50	—	209	—	—	259
2002	50	—	—	—	—	50
2001	50	—	—	—	—	50
Valuation allowance for deferred tax assets:
2003	8,141	592	30,837	—	—	39,570
2002	9,172	(1,031)	—	—	—	8,141
2001	7,972	1,200	—	—	—	9,172

(a) Represents reserves acquired through purchase business combinations

(b) Deductions represent write-offs of specifically identified balances