Form 10-Q
period 2004-03-31
SAFENET INC
filed 2004-05-10
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20634

SAFENET, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1287752 (IRS Employer Identification No.)

4690 Millennium Drive, Belcamp, MD 21017
(Address of principal executive offices)

410-931-7500
(Registrant’s telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of April 30, 2004 was 23,762,635.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$75,515	$21,651
Restricted cash	2,800	2,800
Short-term investments	98,026	92,280
Accounts receivable, net of allowance for doubtful accounts of $2,309 in 2004 and $940 in 2003	32,177	13,191
Unbilled costs and fees	1,837	—
Inventories, net of reserve of $1,457 in 2004 and $1,275 in 2003	15,154	3,123
Prepaid expenses and other current assets	4,815	1,414

Total current assets	230,324	134,459
Property and equipment, net	14,332	3,809
Computer software development costs, net of accumulated amortization of $1,773 in 2004 and $1,696 in 2003	1,893	1,982
Goodwill	306,862	42,407
Other intangible assets, net of accumulated amortization of $11,943 in 2004 and $9,280 in 2003	151,546	23,599
Other assets	1,371	1,900

Total assets	$706,328	$208,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,839	$3,799
Accrued salaries and commissions	11,821	3,770
Advance payments and deferred revenue	10,142	4,791
Accrued severance and related acquisition costs	5,670	—
Accrued warranty costs	2,882	259
Other accrued expenses	7,854	2,509
Due to former owners of acquired company	2,800	2,800
Accrued income taxes	4,564	2,294
Deferred income taxes	2,572	2,607

Total current liabilities	60,144	22,829
Unfavorable lease liability	4,782	4,149
Deferred income taxes	51,071	2,181
Other	3,198	—

Total liabilities	119,195	29,159

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 23,736 in 2004 and 13,286 in 2003	237	133
Additional paid-in capital	621,169	199,783
Unearned compensation	(12,799)	—
Accumulated other comprehensive income	5,295	5,394
Accumulated deficit	(26,769)	(26,313)

Total stockholders’ equity	587,133	178,997

Total liabilities and stockholders’ equity	$706,328	$208,156

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months ended March 31,
	2004	2003
		(Restated - Note 1)
Revenues:
Licenses and royalties	$2,181	$1,978
Products	17,857	10,014
Service and maintenance	3,978	1,571

Total revenues	24,016	13,563
Cost of revenues:
Licenses and royalties	1	108
Products	7,443	2,949
Service and maintenance	591	320
Amortization of acquired intangible assets	1,129	1,067

Total cost of revenues	9,164	4,444

Gross profit	14,852	9,119

Operating expenses:
Research and development expenses	4,786	3,256
Sales and marketing expenses	4,213	3,066
General and administrative expenses	2,744	1,697
Write-off of acquired in-process research and development costs	—	7,900
Amortization of acquired intangible assets	1,534	767
Restructuring charge	1,485	—
Costs of integration of acquired companies	584	1,615
Amortization of unearned compensation	361	—

Total operating expenses	15,707	18,301

Operating loss	(855)	(9,182)
Interest and other income, net	(136)	89

Loss before income taxes	(991)	(9,093)
Income tax (benefit) expense	(535)	641

Net loss	$(456)	$(9,734)

Net loss per common share:
Basic and diluted	$(0.03)	$(1.07)

Shares used in computation:
Basic and diluted	15,183	9,083

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
		(Restated - Note 1)
Net loss	$(456)	$(9,734)
Other comprehensive (loss) income
Foreign currency translation adjustment	(99)	691

Comprehensive loss	$(555)	$(9,043)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2004
(Unaudited, in thousands)

	Common stock		Additional paid-in	Unearned	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	compensation	income (loss)	deficit	equity
Balance as of January 1, 2004	13,286	$133	$199,783	$—	$5,394	$(26,313)	$178,997
Costs incurred in connection with the registration of common stock issued for the asset acquisition of Raqia Networks, Inc.	—	—	(153)	—	—	—	(153)
Issuance of common stock in connection with the acquisition of Rainbow Technologies, Inc.	10,306	103	375,025	—	—	—	375,128
Assumption of stock options in connection with the acquisition of Rainbow Technologies, Inc.	—	—	44,600	(13,160)	—	—	31,440
Amortization of unearned compensation	—	—	—	361	—	—	361
Issuance of common stock under Employee Stock Purchase Plan	11	—	262	—	—	—	262
Issuance of common stock for stock option exercises	113	1	1,652	—	—	—	1,653
Issuance of common stock for stock warrants exercised	20	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	(456)	(456)

Balance as of March 31, 2004	23,736	$237	$621,169	$(12,799)	$5,295	$(26,769)	$587,133

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
		(Restated - Note 1)
Cash flows from operating activities:
Net loss	$(456)	$(9,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of acquired in-process research and development costs	—	7,900
Depreciation and amortization of property and equipment	2,324	509
Amortization of computer software development costs	77	119
Amortization of other intangible assets	2,663	1,923
Amortization of unearned compensation	361	—
Income tax benefit related to stock option exercises	—	1,375
Restructuring charge	1,485	—
Deferred income taxes	(842)	(588)
Amortization of unfavorable lease liability	(179)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,144)	(1,892)
Inventories, net	(1,940)	1,359
Prepaid expenses and other current assets	174	391
Accounts payable	(1,262)	2,598
Accrued salaries and commissions	(2,306)	(3,059)
Accrued severance and related acquisition costs	509	—
Accrued income taxes	226	455
Other accrued expenses	239	(1,361)
Advanced payments and deferred revenue	368	554

Net cash (used in) provided by operating activities	(703)	549

Cash flows from investing activities:
Maturities of held to maturity securities	—	7,961
Purchases of available for sale securities	(22,825)	(4,511)
Proceeds from sales of available for sale securities	17,398	—
Purchases of property and equipment	(1,132)	(658)
Expenditures for computer software development	(57)	(110)
Cash received upon acquisition of Rainbow, net of cash paid	60,344	—
Cash received upon acquisition of Cylink, net of cash paid	—	310
Deferred acquisition costs	(447)	—
Cash paid for Raqia, net of cash acquired	—	(1,240)
Other assets	(771)	629

Net cash provided by investing activities	52,510	2,381

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	1,915	262
Costs associated with the registration of shares	(153)	—

Net cash provided by financing activities	1,762	262

Effect of exchange rate changes on cash	295	(191)

Net increase in cash and cash equivalents	53,864	3,001
Cash and cash equivalents at beginning of period	21,651	3,399

Cash and cash equivalents at end of period	$75,515	$6,400

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

(Unaudited, in thousands except per share amounts)

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

     As disclosed in the Company’s Annual Report on Form 10-K, during the fourth quarter of fiscal year 2003, the Company identified certain adjustments to its financial statements that impacted the results of operations that were previously reported in its quarterly reports on Forms 10-Q. The results of operations and cash flows for the previously reported interim periods in 2003 have been restated to reflect those adjustments that are described in detail in the Form 10-K.

(2) BUSINESS

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

     In February 2003, the Company acquired Cylink, Inc. (“Cylink”). Cylink developed, marketed and supported a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. The results of Cylink are included in the Company’s consolidated results of operations beginning on February 6, 2003.

     In February 2003, the Company acquired the assets of Raqia Networks, Inc. (“Raqia”), a development stage company that was developing content inspection technology.

     In November 2003, the Company acquired the OEM Products Group of SSH Communication Security Corp. (“SSH”), a European developer of VPN client software and security and networking toolkits. The results of operation of SSH have been included in the Company’s consolidated results of operations beginning on November 19, 2003.

     On March 15, 2004, the Company acquired Rainbow Technologies, Inc. (“Rainbow”). Rainbow provides information security solutions for mission-critical data and applications used in business, organization and government computing environments. The results of operations of Rainbow have been included in the Company’s consolidated results of operations beginning on March 16, 2004.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

     As a result of the acquisition of Rainbow, the Company has added the following significant accounting policies related to revenue recognition for the products and services offered by the acquired business.

     Certain products are designed, developed and produced by the Company for use in U.S. Government and commercial high assurance applications. The products consist of application specific integrated circuits (“ASICs”), modules, electronic assemblies and stand-alone products to protect information. Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are known. Estimated losses on contracts are recorded when identified. For research and development and other cost-plus-fee type contracts, the Company recognizes contract earnings using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized as contract costs are incurred.

Product Warranties

     The Company offers warranties on its products ranging from ninety days to two years. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and the estimated cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. While warranty costs have historically been within management’s expectations, it is possible that warranty rates will change in the future based on new product introductions and other factors. The balance of the Company’s warranty accrual totaled $2,882 and $259 at March 31, 2004 and December 31, 2003, respectively. The significant increase in the accrual during the quarter resulted from the acquisition of Rainbow, which had a significantly higher concentration of product-related sales.

Employee Stock-Based Compensation

     As of March 31, 2004, the Company had five stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost is reflected in the statements of operations.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
		(Restated - Note 1)
Net loss, as reported	$(456)	$(9,734)
Add: Stock-based employee compensation expense included in net loss, net of taxes	166	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(799)	(656)

Pro forma net loss	$(1,089)	$(10,390)

Loss per share:
Basic and diluted—as reported	$(0.03)	$(1.07)

Basic and diluted—pro forma	$(0.07)	$(1.14)

     For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options’ vesting periods. During the three months ended March 31, 2004, the Company did not grant any options to employees with the exception of the options assumed in connection with the acquisition of Rainbow (see Note 4).

Reclassifications

     Where appropriate, certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2004 presentation.

(4) ACQUISITIONS

Rainbow Technologies, Inc.

     On March 15, 2004, SafeNet acquired 100% of the outstanding common shares of Rainbow Technologies, Inc (“Rainbow”) in accordance with an Agreement and Plan of Reorganization dated October 22, 2003. The results of operations of Rainbow have been included in the Company’s consolidated results of operations beginning on March 16, 2004. Rainbow provides information security solutions for mission-critical data and applications used in business, organization and government computing environments. As a result of the acquisition, the Company believes that it will be able to accelerate growth in the government security market, strengthen the Company’s competitive position in the commercial market, leverage SafeNet’s distribution platform and realize substantial economies of scale and synergy opportunities.

     The aggregate purchase price was $411,692, consisting primarily of 10,306 shares of common stock valued at approximately $375,052, 1,944 options to purchase common stock with an aggregate value of the vested portion of $31,440, and estimated direct costs of the acquisition of $5,200. The fair value of the common stock issued was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced.

     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations and finalizing its estimates of the direct cost of the acquisition, thus, the allocation of the purchase price is subject to refinement:

Cash and cash equivalents	$60,815
Short-term investments	319
Accounts receivable, net	16,909
Unbilled cost and fees	1,780
Inventories	10,088
Prepaid expenses	2,723
Other current assets	786
Property and equipment	11,722
Goodwill	264,813
Intangible assets subject to amortization (8 year weighted average life)	117,277
Intangible assets not subject to amortization	13,520
Other assets	516

Total assets acquired	501,268

Accounts payable	9,306
Accrued salaries and commissions	10,371
Other accrued expenses	9,603
Other liabilities	4,649
Accrued income taxes	2,052
Deferred income taxes	49,703
Other current liabilities	1,945
Accrued warranty costs	1,511
Accrued restructuring costs	436

Total liabilities assumed	89,576

Net assets acquired	$411,692

     The $130,797 of acquired intangibles was assigned to the following asset classes: $10,247 of patents, $89,000 of developed technology, $16,890 of customer contracts, $1,140 of key account list, and $13,520 of trademarks. The weighted-average amortization periods are as follows: for patents 9 years, for developed technology 9 years, for customer contracts 10 years, for key account list 5 years. The trademarks are assumed to have an indefinite life.

     The Company has preliminarily assigned $166,832 of goodwill to the Embedded Security segment and $97,981 to the Enterprise Security segment. Of the $264,813 of goodwill, none is expected to be deductible for tax purposes. The primary factors contributing to a purchase price for Rainbow that resulted in the recognition of goodwill included the belief that the combined strengths of the two companies enable them to compete more effectively than SafeNet could alone, the belief that the merger allows the combined company to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers, and the impact of anticipated operating efficiencies.

     The following unaudited consolidated pro forma results of operations of the Company for the three month periods ended March 31, 2004 and 2003, give effect to the March 15, 2004 acquisition of Rainbow and the February 6, 2003 acquisition of Cylink as though they had both occurred on January 1, 2003 (in thousands, except per share amounts):

	2004	2003
Revenues	$52,184	$50,087

Loss from continuing operations	(3,425)	(13,472)
Loss from discontinued operations, net of applicable taxes	—	(86)

Net loss	$(3,425)	$(13,558)

Loss per common share — basic and diluted
Continuing operations	$(0.15)	$(0.73)
Discontinued operations	—	—

Net loss	$(0.15)	$(0.73)

     The loss from discontinued operations during the three months ended March 31, 2003 related to the acquired Rainbow business. The November 2003 acquisition of SSH would not have materially affected the reported results of operations for the three months ended March 31, 2003 had the acquisition occurred on January 1, 2003.

     The pro forma results include the estimated amortization of intangibles subject to amortization. The Company does not record amortization expense related to goodwill, but rather reviews the carrying value of the asset for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, the provisions of which the Company adopted effective January 1, 2002. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2003, nor are they necessarily indicative of future consolidated results.

(5) RESTRUCTURING CHARGE

     In connection with the acquisition and integration of Rainbow on March 15, 2004, the Company reevaluated all of its current leased and owned facilities to determine whether any were duplicative and where new needs for expansion should be directed. Based on the amount of available leased and owned property acquired in connection with Rainbow, the Company determined that it would cease use of certain existing leased facilities that were obtained in connection with the acquisition of Cylink. In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit should be recognized and measured at its fair value when the company ceases using the right conveyed by the contract. The fair value of the liability at the cease-use date was determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, and included common area maintenance costs, real estate taxes and other costs that the Company is contractually obligated to pay over the remaining lease term under the provisions of the lease contact. The Company calculated an estimated liability of $6,190 as of March 16, 2004 based on current expectations of market rates for subleasing the property and the anticipated amount of time required to sublease the property. This amount was reduced by the remaining unfavorable lease liability of $4,705 recorded by the Company for this property in connection with Cylink purchase accounting, yielding a net charge during the period of $1,485 which is included in the results of operations of the Enterprise division. As of March 31, 2004, the liability is classified as an unfavorable lease liability in the accompanying consolidated balance sheet, including the current portion of $1,408 that is included in other accrued expenses.

(6) INVENTORIES

     Inventories consisted of the following:

	March 31,	December 31,
	2004	2003
Raw materials	$7,187	$2,158
Work in progress	739	—
Finished goods	2,186	2,240
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized to date	6,499	—

	16,611	4,398
Reserve for excess and obsolete inventory	(1,457)	(1,275)

	$15,154	$3,123

(7) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

	March 31,	December 31,
	2004	2003
Furniture and equipment	$11,073	$7,442
Buildings	5,013	—
Computer software	2,548	2,501
Leasehold improvements	1,733	741

	20,367	10,684
Accumulated depreciation and amortization	(6,035)	(6,875)

	$14,332	$3,809

(8) GOODWILL

     The changes in the carrying amount of goodwill for the quarter ended March 31, 2004 and year ended December 31, 2003 are as follows:

	Embedded	Enterprise
	Security	Security
	Division	Division	Total
Balance as of January 1, 2003	$12,826	$—	$12,826
Goodwill recorded during the year:
Acquisition of Cylink	—	24,880	24,880
Acquisition of SSH	2,744	—	2,744
Foreign currency translation adjustments	2,535	—	2,535
Other adjustments	(19)	(559)	(578)

Balance as of December 31, 2003	18,086	24,321	42,407
Goodwill recorded during the year:
Acquisition of Rainbow	166,832	97,981	264,813
Foreign currency translation adjustments	(482)	—	(482)
Other adjustments	216	(92)	124

Balance as of March 31, 2004	$184,652	$122,210	$306,862

(9) ACQUIRED INTANGIBLE ASSETS

     Acquired intangible assets consisted of the following at March 31, 2004, of which $58,027 related to the Enterprise Security Division, and $93,519 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts / relationships	7.0	$27,819	$(3,039)	$24,780
Developed technology	8.3	98,827	(4,049)	94,778
Patents	6.7	16,074	(2,312)	13,762
Non-compete agreements	0.8	2,066	(1,205)	861
Key account list	5.0	1,140	(10)	1,130
Purchase orders and contract backlog	—	1,328	(1,328)	—

Total	4.6	147,254	(11,943)	135,311

Intangible assets not subject to amortization:
Domain names	N/A	2,715	—	2,715
Trademarks	N/A	13,520	—	13,520

Total acquired intangible assets		$163,489	$(11,943)	$151,546

     Acquired intangible assets consisted of the following at December 31, 2003, of which $10,900 related to the Enterprise Security Division, and $12,699 related to the Embedded Security Division:

	Weighted	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts/relationships	3.4	$10,947	$(2,151)	$8,796
Developed technology	3.5	9,426	(2,469)	6,957
Patents	3.2	6,385	(2,385)	4,000
Non-compete agreements	2.0	2,066	(947)	1,119
Purchase orders and contract backlog	1.0	1,328	(1,328)	—

Total	2.9	30,152	(9,280)	20,872

Intangible assets not subject to amortization:
Domain names	N/A	2,727	—	2,727

Total acquired intangible assets		$32,879	$(9,280)	$23,599

     The estimated amortization expense for each of the fiscal years subsequent to December 31, 2003 is as follows:

Remaining 2004	$16,782
2005	21,429
2006	16,576
2007	15,743
2008	13,814
2009 and thereafter	50,967

(10) INCOME TAXES

     The tax provisions for the three months ended March 31, 2004 and 2003 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate from continuing operations was 54% for the three months ended March 31, 2004, which is the rate the Company anticipates for the full year ending December 31, 2004. This rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisition and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

     Significant components of the Company’s income tax (benefit) expense from continuing operations for the quarters ended March 31, 2004 and March 31, 2003 are as follows:

	2004	2003
Current:
Federal	$—	$—
State	—	—
Foreign	17	—

Total current	17	—

Deferred (benefit) expense:
Federal	(513)	572
State	(19)	56
Foreign	(20)	13

Total deferred	(552)	641

Total tax (benefit) expense	$(535)	$641

     Deferred tax assets and liabilities arising from continuing operations as of March 31, 2004 are $773 and $53,643, respectively. The deferred tax liabilities at March 31, 2004 include $49,703 of deferred tax liabilities that relate to the acquisition of certain intangibles assets that are not deductible for tax purposes, related to the Rainbow’s acquisition.

(11) SEGMENTS OF THE COMPANY AND RELATED INFORMATION

     The Company has two reportable segments. The Embedded Security Division designs and sells a broad range of security products, including silicon chips, accelerator cards, licensed intellectual property and software products to original equipment manufacturers (“OEMs”) that embed them into their own network and wireless products. The Enterprise Security Division sells high-performance security solutions, including software and appliances, to address the needs of the U.S. government, financial institutions and other security-sensitive commercial companies. The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Embedded Security Division and Enterprise Security Division include some international sales mainly to South America, Europe and Asia.

     The following table sets forth information about the Company’s reportable segments for the quarters ended March 31:

	Three Months Ended March 31,
	2004	2003
Revenue from external customers:
Embedded security	$7,413	$5,417
Enterprise security	16,603	8,146

Consolidated revenues	$24,016	$13,563

Significant non-cash items other than depreciation and amortization expense (restructuring charge in 2004 write-off of acquired research and development costs in 2003):
Embedded security	$—	$4,583
Enterprise security	1,485	3,317

Consolidated significant non-cash items other than depreciation and amortization expense	$1,485	$7,900

Operating (loss) income:
Embedded security	$(1,288)	$(3,937)
Enterprise security	433	(5,245)

Consolidated operating loss	$(855)	$(9,182)

(Loss) income before income taxes:
Embedded security	$(1,370)	$(3,915)
Enterprise security	379	(5,178)

Consolidated loss before income taxes	$(991)	$(9,093)

(12) SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Sales terms with customers, including distributors, do not provide for right of return privileges for credit, refund or other products. The Company’s payment terms are generally 30-60 days from delivery of products, but could fluctuate depending on the terms of each specific contract. The Company’s customers, who include both commercial companies and governmental agencies, are in various industries, including banking, security, communications and distributors of electronic products.

     For the three months ended March 31, 2004, one customer of the Enterprise Security Division accounted for 22% of the Company’s consolidated revenues. For the three months ended 2003, one customer of the Embedded Security Division accounted for 29% of the Company’s consolidated revenues.

     As of March 31, 2004, one customer of the Enterprise Security Division accounted for 14% of consolidated accounts receivable. As of December 31, 2003, one government client of the Enterprise Security Division accounted for 16% of consolidated accounts receivable.

(13) LOSS PER SHARE

     Diluted loss per common share in all years presented is equal to basic loss per common share because if potentially dilutive securities were included in the computations, the results would be anti-dilutive. These securities consist of outstanding options and warrants to purchase 809,274 shares and 546,210 shares of the Company’s common stock as of March 31, 2004 and 2003, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and other factors include, among others, the risks described in Item 1 – Business in the Company’s 2003 Form 10-K. As a general matter, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other comparable terminology.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to intangible assets and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, contracts accounted for using the percentage of completion method, the relevant accounting related to valuation allowances, accounts receivable, inventory, capitalized software, and other acquired intangible assets. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2003 Annual Report on Form 10-K.

Overview

     SafeNet develops, markets, sells and supports a portfolio of hardware and software network security products and services. Our products and services are used to create secure wide area networks (WANs) and virtual private networks over the public and private networks to prevent security breaches that could result in unauthorized access to confidential data, invasion of privacy and financial loss.

     SafeNet has two reportable business segments: the Enterprise Security Division and the Embedded Security Division. Through our Enterprise Security Division, we sell high-performance security solutions to address the needs of the Federal government, financial institutions and other security-sensitive commercial customers. We also provide, through our Embedded Security Division, a broad range of network security products, including silicon chips, accelerator cards, licensed intellectual property and software products, to OEMs that embed them in their own network infrastructure and wireless products. These divisions are managed separately because they offer different products and employ different marketing strategies.

     We periodically review and consider possible acquisitions of companies that we believe will contribute to our long-term objectives and discuss such acquisitions with the management of those companies. Such acquisitions, which may be material, may be made from time to time.

     In February 2003, we acquired Cylink, which expanded our customer base and our product offerings to include security solutions for WANs. Operations of Cylink were integrated into the Enterprise Security Division.

     In February 2003, we also acquired the assets of Raqia, a development stage company that was developing content inspection technology. This transaction consisted primarily of technology-related intangible assets.

     In November 2003, we acquired substantially all of the assets and properties used in connection with the toolkit, IPVia VPN and VPN client businesses of SSH Communications Security Corp. (“SSH”). SSH is a world-leading supplier of managed security middleware.

     On March 15, 2004 the Company completed the acquisition of Rainbow Technologies, Inc. (“Rainbow”). Rainbow provides information security solutions for mission-critical data and applications used in business, organization and government computing environments. This merger with Rainbow will have a significant impact on our operations going forward. While the impact of the merger on our future results of operations and liquidity is still somewhat uncertain at this time, the combined company has added approximately 4,000 new customers to SafeNet’s existing customer base, distribution channels in over 100 countries, and up to 570 employees to SafeNet’s approximately 215 employees.

     In addition, we anticipate this merger will result in cost savings as a result of cost synergies and operating efficiencies after the integration of our businesses. While the magnitude and timing of those benefits is uncertain, we currently anticipate pre-tax annual cost savings of at least $10.0 million to $13.0 million, including anticipated savings of $7.0 to $8.0 million in personnel costs, $1.8 million to $2.5 million in professional fees and insurance costs, $1.8 million to $2.5 million in marketing costs, and $0.5 million to $1.0 million in management and board of directors expenses.

     Our historical operating results have been dependent on a variety of factors including, but not limited to, the length of the sales cycle, the timing of orders from and shipments to clients, product development expenses, the timing of development and introduction of new products and the timing of significant acquisitions. Our expense levels are based, in part, on expectations of future revenues. The size and timing of our historical revenues have varied substantially from quarter to quarter and year to year. Accordingly, the results of a particular period, or period-to-period comparisons of recorded sales and profits, may not be indicative of future operating results.

RESULTS OF OPERATIONS

Three Months ended March 31, 2004 Compared to Three Months ended March 31, 2003

Revenues and Gross Margins (dollars in thousands)

	Three Months ended March 31,		Variance
	2004	2003	$	%
Revenues by type
License and royalties	$2,181	$1,978	$203	10%
Products	17,857	10,014	7,843	78%
Service and maintenance	3,978	1,571	2,407	153%

Total	$24,016	$13,563	$10,453	77%

Revenues by segment
Embedded Security Division	$7,413	$5,417	$1,996	37%
Enterprise Security Division	16,603	8,146	8,457	104%

Total	$24,016	$13,563	$10,453	77%

Revenue mix by type
License and royalties	9%	14%
Products	74%	74%
Service and maintenance	17%	12%

Total	100%	100%

Revenue mix by segment
Embedded Security Division	31%	40%
Enterprise Security Division	69%	60%

Total	100%	100%

Gross margins by type
License and royalties	100%	95%	5%
Products (1)	52%	53%	-1%
Service and maintenance	85%	80%	5%

Total	62%	67%	-5%

Gross margins by segment
Embedded Security Division	78%	68%	10%
Enterprise Security Division	55%	67%	-12%

Total	62%	67%	-5%

(1) Includes amortization of acquired intangible assets of $1.1 million for three months ended March 31, 2004 and 2003 respectively.

     Revenues increased primarily due to the acquisition of Rainbow on March 15, 2004, which generated $10.7 million of product and service and maintenance revenue for the three months ended March 31, 2004. Revenue increased an additional $2.8 million due to a full three months in the 2004 period for Cylink products and maintenance revenue as compared to seven weeks for the same period in 2003. Finally, the acquisition of the OEM product group from SSH in late 2003 generated $0.5 million of service and maintenance revenue as well as an additional $0.2 million of license and royalty revenue for the three months ended March 31, 2004. Neither the SSH nor Rainbow acquisitions are reflected in the revenues for the three months ended March 31, 2003. The offset to each of these increases is the loss of a large OEM contract with a customer. The change in revenue for this contract loss was a decrease of $3.9 million from the three months ended March 31, 2003 to the three months ended March 31, 2004.

     Revenue increases by segment for the three months ended March 31, 2004 over the three months ended March 31, 2003 are reflective of several factors. The Rainbow acquisition increased the revenues for the most recent period by $4.2 million and $6.5 million for the Embedded Security Division and Enterprise Security Division, respectively. The increase in the Enterprise Security Division for the period is attributable to a full quarter of revenues from the Cylink acquired product lines, as well as continued service and maintenance contract revenue. The increase in Embedded Security Division was generated from the SSH OEM product line acquisition in the amount of $0.5 million. The Embedded Security Division also entered into a number of software license agreements in the first quarter of 2004. The increases in the Embedded Security Division were offset by the loss of a material contract with an OEM customer with a period-to-period decrease of $3.9 million.

     The revenue mix by type should continue to be materially consistent with the mix for the three month period ended March 31, 2004, with slight increases to license and royalties and slight decreases to service and maintenance. The revenue mix by segment continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing 30% to 35% of total revenues and the Enterprise Security Division representing the remainder.

     Gross margins for each type of revenue fluctuated for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in margin for license and royalties are reflective of a significant number of renewals of licenses and increased royalties from intellectual property sales now being included in OEM distributed products. Each of these revenue types result in minimal associated direct costs. The fluctuation in product margin is minimal as the types of sales and related costs have stayed consistent throughout each period. The percentages for the three months ended March 31, 2003 are more reflective of our expected quarterly results by revenue type. The increase in service and maintenance margin was due to a significant number of renewals as well, which also carry lower costs associated with them as opposed to initial service and maintenance transactions.

     The gross margins by segment are reflective of changes within each division. The Embedded Security Division’s revenues for the three months ended March 31, 2004 were substantially license and software transactions and maintenance services, which yield substantially higher margins than hardware sales, which was the primary revenue source, for the three months ended March 31, 2003. The Embedded Security Division’s gross margin trends will be reflective of its revenue mix. Software, IP and maintenance generate higher margins than hardware sales. The Enterprise Security Division’s gross margins decreased because of the addition of the secure communications business from the Rainbow acquisition. The secure communications business functions as a government contractor and direct provider to the U.S. Government, with products that typically earn lower gross margins. The Enterprise Security Division’s gross margins will fluctuate based on the mix of revenues from sales of secure communications products during the applicable reporting period.

Operating Expenses

	Three Months ended March 31,		Variance
	2004	2003	$	%
Operating expenses
Research and development	$4,786	$3,256	$1,530	47%
Sales and marketing	4,213	3,066	1,147	37%
General and administrative	2,744	1,697	1,047	62%
Write-off of acquired in-process research and development costs	—	7,900	(7,900)	-100%
Restructuring charges	1,485	—	1,485	100%
Cost of integration of acquired companies	584	1,615	(1,031)	-64%
Amortization of unearned compensation and intangible assets	1,895	767	1,128	147%

Total	$15,707	$18,301	$(2,594)	-14%

     Research and development expenses rose due to the increase in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel through several acquisitions in the last 12 to 15 months, including Cylink, Raqia, SSH, and Rainbow. For the three months ended March 31, 2003, the Company had only added personnel from the Cylink acquisition for a portion of that period. As a percentage of revenue, research and development expenses have decreased from 24% to 20%. The Company has been able to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving products offerings of both hardware and software. We anticipate that research and development expenses, as a percentage of sales, will be in the range of 12% to 13% for fiscal year 2004.

     Sales and marketing expenses increased due to two factors. The first factor is additional headcount added throughout the year, due primarily to the Rainbow and Cylink acquisitions. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of sales, sales and marketing expenses decreased from 23% for the three months ended March 31, 2003 to 18% for the same period in 2004. The decrease in the percentage of total sales was expected as the Company continues to leverage its current product offerings and sales force to handle the additional demand and markets that the Company is moving into throughout the world. We anticipate that sales and marketing expenses, as a percentage of sales, will be in the range of 13% to 15% for fiscal year 2004.

     General and administrative expenses increased due to additional legal and professional fees, as well as increased headcount. As a percentage of sales, general and administrative expenses decreased from 13% for the three months ended March 31, 2003 to 11% for the same period in 2004. We anticipate these costs, as a percentage of sales, to remain stable, or slightly decrease, with a range of 9% to 10% in 2004.

     In 2003, the Company had two acquisitions, Cylink ($3.3 million) and Raqia ($4.6 million), which required the write-off of in-process research and development costs totaling $7.9 million. We do not currently believe that we acquired any significant in-process research and development assets in connection with the Rainbow transaction.

     The restructuring charge for the three months ended March 31, 2004 of $1.5 million ($0 for the three months ended March 31, 2003) represents an estimated liability related to the abandonment of one of our leased facilities. This restructuring charge may change during the remaining term of the lease as we update our estimates of likely sublease income.

     Costs of integration of acquired companies decreased $1.0 million from the three months ended March 31, 2003 to the same period in 2004. The costs for the 2003 period reflect significant transition and professional fees, from the Cylink acquisition. The costs in 2004 reflect two weeks of Rainbow transition costs. These costs will remain significant throughout 2004 as we continue to integrate people, systems, products and cultures into the combined company.

     Amortization of unearned compensation and intangible assets increased from $0.8 million for the three months ended March 31, 2003 to $1.9 million for the same period in 2004. The amortization for the 2004 period includes amortization multiple acquisitions including a full quarter of Cylink, Raqia, and SSH as well as two weeks of amortization of the Rainbow acquisition. For the same period in 2003, it includes seven weeks of Cylink and none of Raqia, SSH, or Rainbow. This will continue to be a significant cost to the Company throughout 2004. See Note 9 of the consolidated financial statements as of and for the period ended March 31, 2004.

Income Tax (Benefit) Expense

	Three Months ended March 31,		Variance
	2004	2003	$	%
Income tax (benefit) expense	$(535)	$641	$(1,176)	183%

     The Company currently estimates that the effective income tax rate for the year ending December 31, 2004 will be approximately 54%. This overall effective tax rate is based on the anticipated mix of taxable income in U.S. and foreign jurisdictions and assumes an estimated U.S. effective income tax rate of approximately 38% and an estimated blended non-U.S. effective income tax rate of approximately 18%. This rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisition and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

     During the first quarter of fiscal year 2003, the Company estimated that the effective income tax rate for the year ended December 31, 2003 would be approximately 7%. This overall effective tax rate reflected the recognition of a tax benefit related to the reduction in deferred tax liabilities established in purchase accounting for non-deductible intangible assets, offset by the usage of U.S. net operating loss carryforwards related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options for which the tax benefit is recorded as a direct increase to stockholders’ equity rather than as a reduction of income tax expense.

Liquidity and Capital Resources

     As of March 31, 2004, SafeNet had working capital of $170.2 million including unrestricted cash and short-term investments of $173.5 million and restricted cash of $2.8 million. SafeNet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.

     For the three month period ended March 31, 2004, compared to the same period in 2003, cash used in operating activities increased by $1.3 million. Cash provided by investing activities increased $50.1 million, primarily due to cash received from the Rainbow acquisition of $60.3 million which was offset by cash paid for short term securities, yielding a net use of cash of $8.9 million. Cash provided by financing activities increased $1.5 million, which is mainly attributed to an increase in cash received from stock option exercises and purchases under the Employee Stock Purchase Plan of $1.7 million.

     Material recurring uses of working capital include salaries and other compensation, which accounted for approximately $3.3 million for the three months ended March 31, 2004, sales and marketing expenses, which accounted for approximately $2.9 million for the three months ended March 31, 2004, and research and development projects, which accounted for approximately $2.8 million for the three months ended March 31, 2004.

     We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. During the three-month period ended March 31, 2004, we spent $0.6 million for integration costs related to the Rainbow Technologies merger. We expect to incur costs associated with the merger, which may aggregate up to $12.0 million, related to professional fees such as legal, due diligence, professional integration advisory services and financial advisory fees. Additionally, we would expect that there may be additional cash obligations, including obligations related to severance for Rainbow employees and lease termination costs.

     The following table sets forth, as of March 31, 2004, our commitments and contractual obligations for the years indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years

Operating leases (1)	$27,485	$6,145	$8,996	$6,942	$5,402
Sales and marketing agreement (2)	500	500	—	—	—
Purchase commitments (3)	—	—	—	—	—

Total	$27,985	$6,645	$8,996	$6,942	$5,402

(1)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.

(2)	This agreement requires certain payments to be made in the future to complete our acquisition of these exclusive sales and marketing rights.

(3)	SafeNet generally does not make unconditional, non-cancelable purchase commitments. SafeNet enters into purchase orders in the normal course of business which are less than one year in term.

Inflation and Seasonality

     SafeNet does not believe that inflation will significantly impact its business. We do not believe our business is seasonal. However, because we generally recognize product revenues upon product shipment and software revenues upon meeting certain objective criteria in accordance with accounting principles generally accepted in the United States, recognition may be irregular and uneven, thereby disparately impacting quarterly operating results and balance sheet comparisons.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. SafeNet is exposed to financial market risks, primarily related to changes in foreign currency exchange rates. SafeNet currently does not have any derivative financial instruments to protect against adverse currency movements. SafeNet manages its exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of March 31, 2004. Actual results may differ materially.

Foreign Currency Risk

     We are exposed to the fluctuations in foreign currency exchange rates, principally related to the Euro and the British Pound. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the three months ended March 31, 2004, a 10% change in average exchange rates for the Euro and British Pound would have changed our reported currency translation adjustment of $0.1 million by approximately $0.4 million. The Company’s exposure to foreign currency transaction risk is not significant, and therefore a 10% fluctuation in exchange rates would have a negligible impact on earnings.

Interest Rate Risk

     We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents and short-term investments. For the three months ended March 31, 2004, we had net interest expense of approximately $0.1 million. A 10% change in the average interest rate for the year ended December 31, 2003 would have had a negligible effect on earnings.

     At March 31, 2004 and December 31, 2003 SafeNet did not have any interest bearing obligations. In addition, SafeNet does not hold any derivative instruments and does not have any commodity market risk.

ITEM 4 — CONTROLS AND PROCEDURES

     As of the end of the period ended March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II

ITEM 1 – LEGAL PROCEEDINGS

     In July 1998, a patent infringement claim was filed against Rainbow Technologies, Inc., a subsidiary of the Company since March 15, 2004. The complaint sought unspecified monetary damages. On July 15, 2003, pursuant to court order, Rainbow entered into a Settlement Agreement that provided, among other things, that 215,000 shares of Rainbow’s common stock would be issued to the plaintiff and registered by July 1, 2004. Pursuant to an amendment to the Settlement Agreement, the 215,000 shares of Rainbow’s common stock were issued to the plaintiff prior to the merger of the Company and Rainbow in March 2004, and converted into shares of the Company’s Common Stock according to the terms of the merger.

     The Company is not involved in any other material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on March 15, 2004. At the meeting, stockholders considered and voted upon the proposed merger of Rainbow Technologies, Inc. with a wholly-owned subsidiary of the Company pursuant to an agreement and plan of reorganization dated October 22, 2003, and the issuance of shares of the Company’s common stock pursuant to the merger and related transactions (collectively, the “Merger Proposal”). The stockholders approved the Merger Proposal. There were 10,167,655 shares cast in favor of the Merger Proposal, 25,635 shares cast against the Merger Proposal, and 3,129 shares abstained. At the meeting, stockholders also considered and voted upon the proposed increase in the number of shares of the Company’s common stock available for issuance under the Company’s 2001 Omnibus Stock Plan from 2,100,000 to 3,000,000 (the “Option Proposal”). The stockholders approved the Option Proposal. There were 7,071,953 shares cast in favor of the Option Proposal, 3,122,030 cast against the Option Proposal, and 2,436 shares abstained. At the meeting, stockholders also considered and voted upon a proposed grant of discretionary authority to adjourn or postpone the Special Meeting for the purpose of soliciting additional proxies (the “Adjournment Proposal”). The stockholders approved the Adjournment Proposal. There were 5,879,847 shares cast in favor of the Adjournment Proposal, 4,207,116 cast against the Adjournment Proposal and 109,456 shares abstained.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K:

3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001 I/B/R (1)

3.2	By-laws of Registrant I/B/R (2)

10.1	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC, a California limited liability company, and Rainbow Technologies, Inc. I/B/R (3)

10.2	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company, a California Corporation, and Rainbow Technologies, Inc. I/B/R (4)

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

(3)	Filed as Exhibit 10(z) to the Form 10-K of Rainbow Technologies, Inc. (File No. 0-16641) for the year ended December 31, 2000 and incorporated herein by reference.

(4)	Filed as Exhibit 10(o) to the Form 10-Q of Rainbow Technologies, Inc. (File No. 0-16641) for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(b)	We filed Current Reports on Form 8-K on January 28, 2004 under Items 7 and 12; February 3, 2004 under Items 7 and 12; March 9, 2004 under Items 7 and 9 (as amended by Current Report on Form 8-K/A filed on March 11, 2004); and March 16, 2004 under Items 2 and 7 (including pro forma financial information filed as an exhibit thereto).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET INC.
May 10, 2004	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO
Chairman, President and Chief Executive Officer

May 10, 2004	/s/ Carole D. Argo
CAROLE D. ARGO
Senior Vice President and Chief Financial Officer