Form 10-Q
period 2004-06-30
SAFENET INC
filed 2004-08-09
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20634

SAFENET, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1287752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4690 Millennium Drive, Belcamp, MD 21017
(Address of principal executive offices)

443-327-1200
(Registrant’s telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of August 2, 2004, was 23,877,368.

INDEX TO FINANCIAL STATEMENTS

		Page
PART I: FINANCIAL INFORMATION
Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2004 and 2003	5
	Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2004	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	7
	Notes to Consolidated Financial Statements — June 30, 2004	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4:	Controls and Procedures	30
PART II: OTHER INFORMATION
Item 1:	Legal Proceedings	31
Item 4:	Submission of Matter to a Vote of Security Holders	31
Item 5:	Other Information	31
Item 6:	Exhibits and Reports on Form 8-K	31
SIGNATURES
EXHIBITS

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,208	$21,651
Restricted cash	2,817	2,800
Short-term investments	98,688	92,280
Accounts receivable, net of allowance for doubtful accounts of $2,711 in 2004 and $940 in 2003	32,783	13,191
Inventories, net of reserve of $893 in 2004 and $1,275 in 2003	13,416	3,123
Unbilled cost and fees	854	—
Deferred income taxes	4,182	—
Prepaid expenses and other current assets	3,926	1,414

Total current assets	235,874	134,459
Property and equipment, net of accumulated depreciation and amortization of $5,788 in 2004 and $6,875 in 2003	14,866	3,809
Computer software development costs, net of accumulated amortization of $1,822 in 2004 and $1,696 in 2003	2,424	1,982
Goodwill	308,413	42,407
Other intangible assets, net of accumulated amortization of $17,410 in 2004 and $9,280 in 2003	146,039	23,599
Other assets	1,465	1,900

Total assets	$709,081	$208,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,167	$3,799
Accrued salaries and commissions	10,483	3,770
Advance payments and deferred revenue	9,515	4,791
Accrued income taxes	6,723	2,294
Other accrued expenses	5,883	2,509
Accrued severance and related acquisition costs	4,481	—
Due to former owners of acquired companies	3,850	2,800
Accrued warranty costs	3,365	259
Deferred income taxes	7,533	2,607

Total current liabilities	63,000	22,829
Unfavorable lease liability	4,696	4,149
Deferred income taxes	48,398	2,181
Other liabilities	3,147	—

Total liabilities	119,241	29,159

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 23,864 in 2004 and 13,286 in 2003	239	133
Additional paid-in capital	622,190	199,783
Unearned compensation	(10,641)	—
Accumulated other comprehensive income	4,412	5,394
Accumulated deficit	(26,360)	(26,313)

Total stockholders’ equity	589,840	178,997

Total liabilities and stockholders’ equity	$709,081	$208,156

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
		(Restated - Note 1)		(Restated - Note 1)
Revenues:
Licenses and royalties	$2,670	$2,593	$4,851	$4,571
Products	46,814	10,994	64,671	21,008
Service and maintenance	4,861	2,924	8,839	4,495

Total revenues	54,345	16,511	78,361	30,074
Cost of revenues:
Licenses and royalties	69	16	70	124
Products	25,000	3,740	32,443	6,689
Service and maintenance	674	319	1,265	639
Amortization of acquired intangible assets	3,258	823	4,386	1,890

Total cost of revenues	29,001	4,898	38,164	9,342

Gross profit	25,344	11,613	40,197	20,732

Operating expenses:
Research and development expenses	6,215	4,149	11,001	7,405
Sales and marketing expenses	7,096	3,813	11,307	6,879
General and administrative expenses	5,247	1,426	7,993	3,123
Costs of integration of acquired companies	2,778	1,374	3,362	2,989
Amortization of acquired intantible assets	2,335	1,269	3,869	2,036
Amortization of unearned compensation	2,158	—	2,519	—
Write-off of acquired in-process research and development costs	—	1,781	—	9,681
Restructuring charge	—	—	1,485	—

Total operating expenses	25,829	13,812	41,536	32,113

Operating loss	(485)	(2,199)	(1,339)	(11,381)
Interest and other income, net	1,360	154	1,224	242

Income (loss) before income taxes	875	(2,045)	(115)	(11,139)
Income tax expense (benefit)	467	397	(68)	1,038

Net income (loss)	$408	$(2,442)	$(47)	$(12,177)

Net income (loss) per common share:
Basic	$0.02	$(0.24)	$(0.00)	$(1.26)

Diluted	$0.02	$(0.24)	$(0.00)	$(1.26)

Shares used in computation:
Basic	23,801	10,232	19,492	9,661
Diluted	25,653	10,232	19,492	9,661

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$408	$(2,442)	$(47)	$(12,177)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(883)	48	(982)	739

Comprehensive loss	$(475)	$(2,394)	$(1,029)	$(11,438)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2004
(Unaudited, in thousands)

					Accumulated
	Common stock		Additional		other		Total
			paid-in	Unearned	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	compensation	income (loss)	deficit	equity
Balance as of January 1, 2004	13,286	$133	$199,783	$—	$5,394	$(26,313)	$178,997
Costs incurred in connection with the registration of common stock issued for the asset acquisitions of Raqia Networks, Inc. and Rainbow Technologies, Inc.	—	—	(925)		—	—	(925)
Issuance of common stock in connection with the acquisition of Rainbow Technologies, Inc.	10,306	103	375,025	—	—	—	375,128
Assumption of stock options in connection with the acquisition of Rainbow Technologies, Inc.	—	—	44,600	(13,160)	—	—	31,440
Amortization of unearned compensation	—	—	—	2,519	—	—	2,519
Issuance of common stock under Employee Stock Purchase Plan	11	—	262	—	—	—	262
Issuance of common stock for stock option exercises	241	3	3,445	—	—	—	3,448
Issuance of common stock for stock warrants exercised	20	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(982)	—	(982)
Net loss	—	—	—	—	—	(47)	(47)

Balance as of June 30, 2004	23,864	$239	$622,190	$(10,641)	$4,412	$(26,360)	$589,840

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
		(Restated - Note 1)
Cash flows from operating activities:
Net loss	$(47)	$(12,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	—	9,681
Depreciation and amortization of property and equipment	2,089	513
Amortization of computer software development costs	126	161
Amortization of other intangible assets	8,255	3,926
Amortization of unearned compensation	2,519	—
Income tax benefit related to stock option exercises	—	2,535
Restructuring charge	1,485	—
Deferred income taxes	(2,757)	(1,227)
Amortization of unfavorable lease liability	(469)	(360)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,412)	535
Inventories, net	(313)	1,930
Prepaid expenses and other current assets	322	643
Accounts payable	(1,643)	2,872
Accrued salaries and commissions	(3,175)	(4,124)
Accrued income taxes	2,609	455
Other accrued expenses	(1,700)	(2,485)
Advance payments and deferred revenue	418	336

Net cash provided by operating activities	5,307	3,214

Cash flows from investing activities:
Sales of available for sale securities	32,375	39,278
Purchases of available for sale securities	(38,463)	(18,881)
Purchases of property and equipment	(3,258)	(1,598)
Expenditures for computer software development	(568)	(1,057)
Cash received upon acquisition of Rainbow, net of cash paid	60,052	—
Cash paid for acquisition of Cylink and SSH, net of cash received	(447)	310
Cash paid for Raqia, net of cash acquired	—	(1,240)
Change in other assets	(74)	655

Net cash provided by investing activities	49,617	17,467

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	3,710	6,666
Costs incurred in connection with the registration of common stock issued for the Rainbow, Cylink, SSH, and Raqia acquisitions	(925)	—

Net cash provided by financing activities	2,785	6,666

Effect of exchange rate changes on cash	(152)	(172)

Net increase in cash and cash equivalents	57,557	27,175
Cash and cash equivalents at beginning of period	21,651	3,399

Cash and cash equivalents at end of period	$79,208	$30,574

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

(2) BUSINESS

     SafeNet is a global leader in information security. Founded more than 20 years ago, the company provides complete security utilizing its encryption technologies to protect communications, intellectual property and digital identities, and offers a full spectrum of products including hardware, software, and chips.

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

     On March 15, 2004, the Company acquired Rainbow Technologies, Inc. (“Rainbow”). Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments. The results of operations of Rainbow have been included in the Company’s consolidated results of operations beginning on March 16, 2004.

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

Product Warranties

     The changes in the carrying amount of product warranties from December 31, 2003 to June 30, 2004 are as follows:

Balance as of December 31, 2003	$259
Balance acquired from Rainbow	3,423
Cash payments made	(317)

Balance as of June 30, 2004	$3,365

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

Employee Stock-Based Compensation

     As of June 30, 2004, the Company had five stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost is reflected in the statements of operations, in general and administrative costs.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Restated - Note 1)		(Restated - Note 1)
Net income (loss), as reported	$408	$(2,442)	$(47)	$(12,177)
Add: Stock-based employee compensation expense included in net loss, net of taxes	885	—	1,033	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,368)	(1,082)	(3,167)	(1,738)

Pro forma net loss	$(1,075)	$(3,524)	$(2,181)	$(13,915)

Income (loss) per share:
Basic — as reported	$0.02	$(0.24)	$(0.00)	$(1.26)

Diluted — as reported	$0.02	$(0.24)	$(0.00)	$(1.26)

Basic — pro forma	$(0.05)	$(0.34)	$(0.11)	$(1.44)

Diluted — pro forma	$(0.05)	$(0.34)	$(0.11)	$(1.44)

     For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options’ vesting periods. During the six months ended June 30, 2004, the Company granted 628 options to employees.

Reclassifications

     Where appropriate, certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2004 presentation.

(4) ACQUISITIONS

Rainbow Technologies, Inc.

     On March 15, 2004, SafeNet acquired 100% of the outstanding common shares of Rainbow Technologies, Inc (“Rainbow”) in accordance with an Agreement and Plan of Reorganization dated October 22, 2003. The results of operations of Rainbow have been included in the Company’s consolidated results of operations beginning on March 16, 2004. Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments. As a result of the acquisition, the Company believes that it will be able to accelerate growth in the government security market, strengthen the Company’s competitive position in the commercial market, leverage SafeNet’s distribution platform and realize substantial economies of scale and synergy opportunities.

     The aggregate purchase price was $412,636, consisting primarily of 10,306 shares of common stock valued at approximately $375,128, 1,944 options to purchase common stock with an aggregate value of the vested portion of $31,440, and estimated direct costs of the acquisition of $6,068. The fair value of the common stock issued was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced.

     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of completing certain analyses and obtaining certain third-party valuations primarily related to deferred income taxes and leased and owned properties. The Company is also finalizing its estimates of the direct costs of the acquisition, and thus, the allocation of the purchase price is subject to refinement.

Cash and cash equivalents	$60,815
Short-term investments	319
Accounts receivable, net	16,862
Unbilled cost and fees	1,780
Inventories	9,980
Prepaid expenses	2,847
Property and equipment	9,837
Deferred income taxes	4,182
Goodwill	266,486
Intangible assets subject to amortization (8 year weighted average life)	117,277
Intangible assets not subject to amortization	13,520
Other assets	513

Total assets acquired	504,418

Accounts payable	9,022
Accrued salaries and commissions	9,905
Other accrued expenses	8,151
Other liabilities	3,187
Accrued income taxes	1,828
Deferred income taxes	53,885
Other current liabilities	1,945
Accrued warranty costs	3,423
Accrued restructuring costs	436

Total liabilities assumed	91,782

Net assets acquired	$412,636

     The $130,797 of acquired intangibles was assigned to the following asset classes: $10,247 of patents, $89,000 of developed technology, $16,890 of customer contracts, $1,140 of key account list, and $13,520 of trademarks. The weighted-average amortization periods are as follows: for patents 9 years, for developed technology 9 years, for customer contracts 10 years, and for key account list 5 years. The trademarks are assumed to have an indefinite useful life.

     The Company has preliminarily assigned $167,087 of goodwill to the Embedded Security segment and $99,399 to the Enterprise Security segment. Of the $266,486 of goodwill, none is expected to be deductible for tax purposes. The primary factors contributing to a purchase price for Rainbow that resulted in the recognition of goodwill included the belief that the combined strengths of the two companies enable them to compete more effectively than SafeNet could alone, the belief that the merger allows the combined company to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers, and the impact of anticipated operating efficiencies.

     The following unaudited consolidated pro forma results of operations of the Company for the three month period ended June 30, 2003 and the six-month periods ended June, 2003 and 2004, give effect to the March 15, 2004 acquisition of Rainbow and the February 6, 2003 acquisition of Cylink as though they had both occurred on January 1, 2003 (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2003	2004	2003
Revenues	$49,815	$106,529	$99,451
Income (loss) from continuing operations	(6,446)	(566)	(20,338)

Net income (loss)	$(6,446)	$(566)	$(20,338)

Income (loss) per common share — basic and diluted
Continuing operations	$(0.44)	$(0.02)	$(1.45)
Discontinued operations	—	—	(0.00)

Net income (loss)	$(0.44)	$(0.02)	$(1.45)

     The November 2003 acquisition of SSH would not have materially affected the reported results of operations for the six months ended June 30, 2003 had the acquisition occurred on January 1, 2003.

     The pro forma results include the estimated amortization of intangibles subject to amortization. The Company does not record amortization expense related to goodwill, but rather reviews the carrying value of the asset for impairment at least annually in accordance with its stated accounting policy. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on January 1, 2003, nor are they necessarily indicative of future consolidated results.

(5) RESTRUCTURING CHARGE

     In connection with the acquisition and integration of Rainbow on March 15, 2004, the Company reevaluated all of its current leased and owned facilities to determine whether any were duplicative and where new needs for expansion should be directed. Based on the amount of available leased and owned property acquired in connection with Rainbow, the Company determined that it would cease use of certain existing leased facilities that were obtained in connection with the acquisition of Cylink. In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit should be recognized and measured at its fair value when the company ceases using the right conveyed by the contract. The fair value of the liability at the cease-use date was determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, and included common area maintenance costs, real estate taxes and other costs that the Company is contractually obligated to pay over the remaining lease term under the provisions of the lease contact. The Company calculated an estimated liability of $6,190 as of March 16, 2004 based on current expectations of market rates for subleasing the property and the anticipated amount of time required to sublease the property. This amount was reduced by the remaining unfavorable lease liability of $4,705 recorded by the Company for this property in connection with Cylink purchase accounting, yielding a net charge during the six months ending June 30, 2004 of $1,485 which is included in the results of operations of the Enterprise division. As of June 30, 2004, the liability is classified as an unfavorable lease liability in the accompanying consolidated balance sheet, including the current portion of $1,206 that is included in other accrued expenses.

(6) INVENTORIES

     Inventories consisted of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$6,983	$2,158
Work in progress	812	—
Finished goods	112	2,240
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized to date	6,402	—

	14,309	4,398
Reserve for excess and obsolete inventory	(893)	(1,275)

	$13,416	$3,123

(7) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

	June 30,	December 31,
	2004	2003
Furniture and equipment	$11,504	$7,442
Buildings	4,993	—
Computer software	2,921	2,501
Leasehold improvements	1,236	741

	20,654	10,684
Accumulated depreciation and amortization	(5,788)	(6,875)

	$14,866	$3,809

(8) GOODWILL

     The changes in the carrying amount of goodwill for the six-month period ended June 30, 2004 and year ended December 31, 2003 are as follows:

	Embedded	Enterprise
	Security	Security
	Division	Division	Total
Balance as of January 1, 2003	$12,826	$—	$12,826
Goodwill recorded during the year:
Acquisition of Cylink	—	24,880	24,880
Acquisition of SSH	2,744	—	2,744
Foreign currency translation adjustments	2,535	—	2,535
Other adjustments	(19)	(559)	(578)

Balance as of December 31, 2003	18,086	24,321	42,407
Goodwill recorded during the year:
Acquisition of Rainbow	167,087	99,399	266,486
Foreign currency translation adjustments	(614)	—	(614)
Other adjustments	197	(63)	134

Balance as of June 30, 2004	$184,756	$123,657	$308,413

(9) ACQUIRED INTANGIBLE ASSETS

     Acquired intangible assets consisted of the following at June 30, 2004, of which $54,878 related to the Enterprise Security Division, and $91,161 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts / relationships	7.4	$27,811	$(4,281)	$23,530
Developed technology	8.2	98,795	(7,206)	91,589
Patents	7.2	16,074	(3,065)	13,009
Non-compete agreements	2.0	2,066	(1,463)	603
Key account list	5.0	1,140	(67)	1,073
Purchase orders and contract backlog	1.0	1,328	(1,328)	—

Total	5.1	147,214	(17,410)	129,804

Intangible assets not subject to amortization:
Domain names	N/A	2,715	—	2,715
Trademarks	N/A	13,520	—	13,520

Total acquired intangible assets		$163,449	$(17,410)	$146,039

     Acquired intangible assets consisted of the following at December 31, 2003, of which $10,900 related to the Enterprise Security Division, and $12,699 related to the Embedded Security Division:

	Weighted	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts/relationships	3.4	$10,947	$(2,151)	$8,796
Developed technology	3.5	9,426	(2,469)	6,957
Patents	3.2	6,385	(2,385)	4,000
Non-compete agreements	2.0	2,066	(947)	1,119
Purchase orders and contract backlog	1.0	1,328	(1,328)	—

Total	2.9	30,152	(9,280)	20,872

Intangible assets not subject to amortization:
Domain names	N/A	2,727	—	2,727

Total acquired intangible assets		$32,879	$(9,280)	$23,599

     The estimated amortization expense for each of the fiscal years subsequent to December 31, 2003 is as follows:

Remaining 2004	$11,186
2005	21,425
2006	16,573
2007	15,743
2008	13,814
2009 and thereafter	51,063

(10) INCOME TAXES

     The tax provisions for the three and six-month periods ended June 30, 2004 and 2003 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate from continuing operations was 59% for the six months ended June 30, 2004, which is the rate the Company anticipates for the full year ending December 31, 2004. This rate differs from the 54% rate estimated at the end of the first quarter, due to a change in the expected mix of net income between U.S. and foreign jurisdictions. The estimated effective tax rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

     Deferred tax assets, net of valuation allowance, and deferred tax liabilities arising from continuing operations as of June 30, 2004 are
$4,182 and $55,931, respectively. The deferred tax liabilities at June 30, 2004 include $49,703 of deferred tax liabilities that relate to the acquisition of certain intangibles assets that are not deductible for tax purposes, related to the Rainbow acquisition.

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

     The following table sets forth information about the Company’s reportable segments for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue from external customers:
Embedded security	$17,393	$5,634	$24,806	$11,051
Enterprise security	36,952	10,877	53,555	19,023

Consolidated revenues	$54,345	$16,511	$78,361	$30,074

Significant non-cash items other than depreciation and amortization expense
Embedded security	$669	$1,747	$781	$6,330
Enterprise security	$1,489	34	3,223	3,351

Consolidated significant non-cash items other than depreciation and amortization expense	$2,158	$1,781	$4,004	$9,681

Operating (loss) income:
Embedded security	$(2,697)	$(2,750)	$(5,152)	$(6,686)
Enterprise security	2,212	551	3,813	(4,695)

Consolidated operating loss	$(485)	$(2,199)	$(1,339)	$(11,381)

(Loss) income before income taxes:
Embedded security	$(2,265)	$(2,715)	$(4,802)	$(6,629)
Enterprise security	3,140	670	4,687	(4,510)

Consolidated income (loss) before income taxes:	$875	$(2,045)	$(115)	$(11,139)

     Significant non-cash items excluding depreciation and amortization was comprised of $2,158 and $2,519 of unearned compensation for the three and six months ended June 30, 2004, respectively, as well as $1,485 of restructuring charges for the six months ended June 30, 2004. There were no restructuring charges for the three months ended June 30, 2004 or either period in 2003. There were no unearned compensation charges in 2003. The items related to 2003 were the write-off of in-process research and development projects, which represented $1,781 and $9,681 for the three and six months ended June 30, 2003, respectively.

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

     For the three months ended June 30, 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 27% of the Company’s consolidated revenues. For the three months ended June 30, 2003, Cisco Systems, a commercial client of the Embedded Security Division, accounted for 19% of the Company’s consolidated revenues and one U.S. government systems integrator customer of the Enterprise Security Division accounted for 12% of the Company’s consolidated revenues.

     For the six months ended June 30, 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 25% of the Company’s consolidated revenues. For the six months ended June 30, 2003, Cisco Systems, a commercial client of the Embedded Security Division accounted for 24% of the Company’s consolidated revenues and one U.S. government systems integrator customer of the Enterprise Security Division accounted for 12% of the Company’s consolidated revenues.

     As of June 30, 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 37% of consolidated accounts receivable. As of June 30, 2003, Cisco Systems, a commercial client of the Embedded Security Division accounted for 14% of consolidated accounts receivable and one U.S. government systems integrator customer of the Enterprise Security Division accounted for 13% of the consolidated accounts receivable.

(13) INCOME (LOSS) PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$408	$(2,442)	$(47)	$(12,177)

Weighted average common shares outstanding — basic	23,801	10,232	19,492	9,661
Effect of dilutive securities — options	1,852	—	—	—

Adjusted weighted average common shares outstanding — diluted	25,653	10,232	19,492	9,661

Basic net income (loss) per share	$0.02	$(0.24)	$(0.00)	$(1.26)

Diluted net income (loss) per share	$0.02	$(0.24)	$(0.00)	$(1.26)

     For the three months ended June 30, 2003, and the six months ended June 30, 2004 and 2003 presented in the accompanying financial statements, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These securities consist of outstanding options and warrants to purchase 839 shares and 539 shares of the Company’s common stock as of June 30, 2004 and 2003, respectively.

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

     As a result of the acquisition of Rainbow in March 2004, the portion of our revenues earned under long-term contracts has increased significantly from fiscal year 2003. Accordingly, we have updated our critical accounting policies in light of this new concentration.

     We recognize revenue and profit as work on long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve.

Overview

     SafeNet develops, markets, and supports a portfolio of hardware and software network security products and solutions. Our products and solutions are used to encrypt secure wide area networks (WANs) and virtual private networks (VPNs) for the public and private sector to prevent security breaches that could result in unauthorized access to confidential data, invasion of privacy and financial loss.

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

     On March 15, 2004 the Company completed the acquisition of Rainbow Technologies, Inc. (“Rainbow”). Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments. This merger with Rainbow will have a significant impact on our operations going forward. While the impact of the merger on our future results of operations and liquidity is still somewhat uncertain at this time, the combined company has added approximately 4,000 new customers to SafeNet’s existing customer base, distribution channels in over 100 countries, and up to 535 employees to SafeNet’s approximately 215 employees.

     In addition, we anticipate this merger will result in cost savings as a result of cost synergies and operating efficiencies after the integration of our businesses. While the magnitude and timing of those benefits is uncertain, we currently anticipate pre-tax annual cost savings of at least $10.0 million to $13.0 million, including anticipated savings of $7.0 million to $8.0 million in personnel costs, $1.8 million to $2.5 million in professional fees and insurance costs, $1.8 million to $2.5 million in marketing costs, and $0.5 million to $1.0 million in management and board of directors expenses.

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

RESULTS OF OPERATIONS

Three Months ended June 30, 2004 Compared to Three Months ended June 30, 2003

Revenues and Gross Margins (dollars in thousands)

	Three Months ended June 30,		Variance
	2004	2003	$	%
Revenues by type
License and royalties	$2,670	$2,593	$77	3%
Products	46,814	10,994	35,820	326%
Service and maintenance	4,861	2,924	1,937	66%

Total	$54,345	$16,511	$37,834	229%

Revenues by segment
Embedded Security Division	$17,393	$5,634	$11,759	209%
Enterprise Security Division	36,952	10,877	26,075	240%

Total	$54,345	$16,511	$37,834	229%

Revenue mix by type
License and royalties	5%	15%	-10%
Products	86%	67%	19%
Service and maintenance	9%	18%	-9%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	32%	34%	-2%
Enterprise Security Division	68%	66%	2%

Total	100%	100%	0%

Gross margins by type
License and royalties	97%	99%	-2%
Products (1)	40%	58%	-18%
Service and maintenance	86%	89%	-3%

Total	47%	70%	-23%

Gross margins by segment
Embedded Security Division	57%	57%	0%
Enterprise Security Division	42%	77%	-35%

Total	47%	70%	-23%

(1) Includes amortization of acquired intangible assets of $3.3 and $0.8 million for three months ended June 30, 2004 and 2003, respectively.

     Revenues increased $37.8 million primarily due to the acquisition of Rainbow on March 15, 2004, which generated product revenue ($40.8 million) and service and maintenance revenue ($1.1 million) for the three months ended June 30, 2004. This increase was offset by the loss of Cisco product revenue in the amount of $3.2 million as well as a single sale to a major U.S. government system integrator in the second quarter of 2003 for $1.9 million, neither of which was repeated in the same period of 2004. Additionally, the acquisition of SSH’s OEM product line added $0.7 million of service and maintenance revenue for the three months ended June 30, 2004. Neither the SSH nor Rainbow acquisitions are reflected in the revenues for the three months ended June 30, 2003.

     Revenue for the Embedded Security Division increased by $11.8 million for the three months ended June 30, 2004 over the three months ended June 30, 2003, due to increased revenues of $13.3 million from the Rainbow acquisition, $0.9 million from licenses of intellectual property (IP) and $0.7 million from SSH maintenance revenue, offset by the loss of $3.2 million in Cisco product sales. Revenue for the Enterprise Security Division increased by $26.1 million for the three months ended June 30, 2004, over the three months ended June 30, 2003, due to increased revenues of $28.6 million from the Rainbow acquisition, offset by a single sale to a major U.S. government system integrator in the second quarter of 2003 for $1.9 million that did not recur in the 2004 period.

     The revenue mix by type has changed significantly as the Rainbow acquisition was a product focused acquisition. The Rainbow revenue stream is approximately 97% product and 3% service and maintenance. Our integrated product and service offerings will continue to offer growth in all three revenue types but we will remain a product based company. These products include hardware, software, IP, and development. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing 30% to 35% of total revenues and the Enterprise Security Division representing the remainder.

     Gross margins for each type of revenue fluctuated for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The fluctuation in product margin was due to the secure communications business, which carries margins in the 20% to 25% range and represents over 44% of the revenues for the three months ended June 30, 2004. The products comprising the remaining portion of the revenue base earn average margins from 70% to over 90%. The decrease in service and maintenance margin was due to increased headcount to support and maintain the additional products we offer.

     The gross margins by segment are reflective of changes within each division. The Embedded Security Division’s gross margins were the same for each period reported. The Enterprise Security Division’s gross margins decreased because of the addition of the secure communications business from the Rainbow acquisition. The secure communications business functions primarily as a government contractor and direct provider to the U.S. Government, with products that typically earn lower gross margins. The Enterprise Security Division’s gross margins will fluctuate based on the mix of revenues from sales of secure communications products during the applicable reporting period.

Operating Expenses

	Three Months ended June 30,		Variance
	2004	2003	$	%
Operating expenses
Research and development	$6,215	$4,149	$2,066	50%
Sales and marketing	7,096	3,813	3,283	86%
General and administrative	5,247	1,426	3,821	268%
Write-off of acquired in-process research and development costs	—	1,781	(1,781)	-100%
Cost of integration of acquired companies	2,778	1,374	1,404	102%
Amortization of acquired intangible assets	2,335	1,269	1,066	84%
Amortization of unearned compensation	2,158	—	2,158	100%

Total	$25,829	$13,812	$12,017	87%

     Research and development expenses rose due to the increase in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel through several acquisitions in the last 12 to 18 months, including Cylink, Raqia, SSH, and Rainbow. For the three months ended June 30, 2003, the Company had only added personnel from Cylink and Raqia. As a percentage of revenue, research and development expenses have decreased from 25% to 11%. The Company has been able to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.

     Sales and marketing expenses increased due to two factors. The first factor is additional headcount added throughout the year, due primarily to the Rainbow acquisition. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing expenses decreased from 23% for the three months ended June 30, 2003 to 13% for the same period in 2004. The decrease in the percentage of total sales was expected as the Company continues to leverage its current product offerings and sales force to handle the additional demand and markets that the Company is moving into throughout the world.

     General and administrative expenses increased due to additional legal and professional fees, as well as increased headcount. As a percentage of revenue, general and administrative expenses increased from 9% for the three months ended June 30, 2003 to 10% for the same period in 2004.

     In the three month period ended June 30, 2003, the Company’s acquisitions of Cylink and Raqia assets necessitated the write-off of in-process research and development costs totaling $1.8 million. There were no such charges in the second quarter of 2004 associated with the Rainbow acquisition.

     Costs of integration of acquired companies were higher by $1.4 million from the three months ended June 30, 2004 compared to the same period in 2003. The costs for the 2003 period reflect significant integration and professional fees related to the Cylink acquisition. The costs in 2004 reflect Rainbow integration costs.

     Amortization of intangible assets increased from $1.3 million for the three months ended June 30, 2003 to $2.3 million for the same period in 2004. The amortization for the 2004 period includes amortization from multiple acquisitions — Cylink, Raqia, SSH, and Rainbow. For the same period in 2003, amortization of intangible assets did not include amortization related to the acquisitions of SSH or Rainbow. This will continue to be a significant cost to the Company throughout 2004. See Note 9 of the consolidated financial statements as of and for the period ended June 30, 2004.

     Amortization of unearned compensation is a cost specific to the Rainbow acquisition and reflects the amortization of the fair value of the unvested portion of common stock options assumed by us in the Rainbow acquisition. We did not assume any unvested options during 2003.

Interest and Other Income, Net

	Three Months ended June 30,		Variance
	2004	2003	$	%
Interest income, net	$525	$169	$356	over 100%
Other income (loss), net	835	(15)	850	over 100%

	$1,360	$154	$1,206	over 100%

     The increase in interest and other income is due primarily to increased cash and investment balances and investment that increased interest earned over the prior period as well as gains on our foreign currency transactions during the current quarter.

Income Tax Expense

	Three Months ended June		Variance
	2004	2003	$	%
Income tax expense	$467	$397	$70	18%

     The tax provisions for the three month periods ended June 30, 2004 and 2003 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company currently estimates that the effective income tax rate for the year ending December 31, 2004 will be approximately 59%. This rate differs from the 53% rate estimated at the end of the first quarter due to a change in the expected mix of net income between U.S. and foreign jurisdictions and differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

     During the second quarter of fiscal year 2003, the Company estimated that the effective income tax rate for the year ended December 31, 2003 would be approximately <10%>. This overall effective tax rate reflects the non-deductible write-off of in-process research and development costs related to the Cylink acquisition partly offset by the recognition of a tax benefit related to the reduction in deferred tax liabilities established in purchase accounting for non-deductible intangible assets.

Six Months ended June 30, 2004 Compared to Six Months ended June 30, 2003

Revenues and Gross Margins (dollars in thousands)

	Six Months ended June 30,		Variance
	2004	2003	$	%
Revenues by type
License and royalties	$4,851	$4,571	$280	6%
Products	64,671	21,008	43,663	208%
Service and maintenance	8,839	4,495	4,344	97%

Total	$78,361	$30,074	$48,287	161%

Revenues by segment
Embedded Security Division	$24,806	$11,051	$13,755	124%
Enterprise Security Division	53,555	19,023	34,532	182%

Total	$78,361	$30,074	$48,287	161%

Revenue mix by type
License and royalties	6%	15%	-9%
Products	83%	70%	13%
Service and maintenance	11%	15%	-4%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	32%	37%	-5%
Enterprise Security Division	68%	63%	5%

Total	100%	100%	0%

Gross margins by type
License and royalties	99%	97%	2%
Products (1)	43%	59%	-16%
Service and maintenance	86%	86%	0%

Total	51%	69%	-18%

Gross margins by segment
Embedded Security Division	63%	63%	0%
Enterprise Security Division	46%	73%	-27%

Total	51%	69%	-18%

(1) Includes amortization of acquired intangible assets of $4.4 and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.

     Revenues increased $48.3 million primarily due to the acquisition of Rainbow on March 15, 2004, which generated $52.6 million of revenues for the six months ended June 30, 2004, consisting of $51.1 million of revenue from product sales and $1.5 million of revenue from service and maintenance. The acquisition of the OEM product group from SSH in late 2003 generated $1.6 million of service and maintenance revenue for the six months ended June 30, 2004. Neither the SSH nor Rainbow acquisitions are reflected in the revenues for the six months ended June 30, 2003. These increases in revenue were offset by the loss of a large OEM contract with a customer which resulted in a decrease of $7.1 million from the six months ended June 30, 2003 to the six months ended June 30, 2004.

     Revenue increases by segment for the six months ended June 30, 2004 over the six months ended June 30, 2003 are reflective of several factors. The Rainbow acquisition increased the revenues for the six months ended June 30, 2004 by $17.4 million and $35.2 million for the Embedded Security Division and Enterprise Security Division, respectively. The Embedded Security Division also generated $1.7 million in revenue from licensing IP during the six months ended June 30, 2004 without any equivalent transactions in the same period of 2003. Revenues earned by the Enterprise Security Division were approximately the same, excluding the Rainbow acquisition.

     The revenue mix by type has changed significantly as the Rainbow acquisition was a product focused acquisition. The Rainbow revenue stream is approximately 97% product and 3% service and maintenance. Our integrated product and service offerings will continue to offer growth in all three revenue types but we will remain a product based company. These products include hardware, software, IP, and development. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing 30% to 35% of total revenues and the Enterprise Security Division representing the remainder.

     Product gross margins fluctuated for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The fluctuation in product margin was due to the secure communications business, which carries margins in the 20% to 25% range and represents over 44% of the revenues for the three months ended June 30, 2004. The products comprising the remaining portion of the revenue base earn average margins from 70% to over 90%. The decrease in service and maintenance margin was due to increased headcount to support and maintain the additional products we offer.

     The gross margins by segment are reflective of changes within each division. The Embedded Security Division’s gross margins were the same for each period reported. The Enterprise Security Division’s gross margins decreased because of the addition of the secure communications business from the Rainbow acquisition. The secure communications business functions primarily as a government contractor and direct provider to the U.S. Government, with products that typically earn lower gross margins. The Enterprise Security Division’s gross margins are expected to fluctuate based on the mix of revenues from sales of secure communications products during the applicable reporting period.

Operating Expenses

	Six Months ended June 30,		Variance
	2004	2003	$	%
Operating expenses
Research and development	$11,001	$7,405	$3,596	49%
Sales and marketing	11,307	6,879	4,428	64%
General and administrative	7,993	3,123	4,870	156%
Write-off of acquired in-process research and development costs	—	9,681	(9,681)	-100%
Restructuring charges	1,485	—	1,485	100%
Cost of integration of acquired companies	3,362	2,989	373	12%
Amortization of acquired intangible assets	3,869	2,036	1,833	90%
Amortization of unearned compensation	2,519	—	2,519	100%

Total	$41,536	$32,113	$9,423	29%

     Research and development expenses rose due to the increase in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel through several acquisitions in the last 12 to 18 months, including Cylink, Raqia, SSH, and Rainbow. For the six months ended June 30, 2003, the Company had only added personnel from Cylink and Raqia. As a percentage of revenue, research and development expenses have decreased from 25% to 14%. The Company has been able to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.

     Sales and marketing expenses increased due to two factors. The first factor is additional headcount added throughout the year, due primarily to the Rainbow and Cylink acquisitions. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing expenses decreased from 23% for the six months ended June 30, 2003 to 14% for the same period in 2004. The decrease in the percentage of total revenue was expected as the Company continues to leverage its current product offerings and sales force to handle the additional demand and markets that the Company is moving into throughout the world.

     General and administrative expenses increased due to additional legal and professional fees, as well as increased headcount. As a percentage of revenue, general and administrative expenses were 10% for both the six months ended June 30, 2003 and for the six months ended June 30, 2004.

     In 2003, the Company’s acquisitions of Cylink and the Raqia assets necessitated the write-off of in-process research and development costs totaling $9.7 million in the aggregate (Cylink-$3.3 million; Raqia-$6.4 million). There were no such charges in 2004 associated with the Rainbow acquisition.

     The restructuring charges for the six months ended June 30, 2004 of $1.5 million ($0 for the six months ended June 30, 2003) represents an estimated liability related to the abandonment of one of our leased facilities. We have been able to consolidate leased facilities as we continue to integrate the businesses we acquired in 2003 and 2004. This restructuring charge may change during the remaining term of the lease as we update our estimates of likely sublease income.

     Costs of integration of acquired companies increased $0.4 million from the six months ended June 30, 2003 to the same period in 2004. The costs for the 2003 period reflect significant integration and professional fees related to the Cylink acquisition. The costs in 2004 reflect Rainbow integration costs. These costs will remain significant throughout 2004 as we continue to integrate people, systems, products and cultures into the combined company.

     Amortization of intangible assets increased from $2.0 million for the six months ended June 30, 2003 to $3.9 million for the same period in 2004. The amortization for the 2004 period includes amortization from multiple acquisitions including a full six months of Cylink, Raqia, SSH and fourteen weeks of amortization related to the Rainbow acquisition. For the same period in 2003, amortization of intangible assets includes nineteen weeks of amortization related to the Cylink acquisition, seventeen weeks of amortization related to the Raqia acquisition and none related to the SSH or Rainbow acquisitions. This will continue to be a significant cost to the Company throughout 2004. See Note 9 of the consolidated financial statements as of and for the period ended June 30, 2004.

     Amortization of unearned compensation is a cost specific to the Rainbow acquisition. It reflects the amortization of the fair value of the unvested portion of common stock options assumed by us in the Rainbow acquisition. We did not assume any unvested options during 2003.

Interest and Other Income, Net

	Six Months ended June 30,		Variance
	2004	2003	$	%
Interest income, net	$895	$267	$628	over 100%
Other income (loss), net	329	(25)	354	over 100%

	$1,224	$242	$982	over 100%

     The increase in interest and other income is due primarily to increased cash and investment balances that increased interest earned over the prior period as well as gains on our foreign currency transactions during the current year.

Income Tax (Benefit) Expense

	Six Months ended June 30,		Variance
	2004	2003	$	%
Income tax (benefit) expense	$(68)	$1,038	$1,106	-107%

     The tax provisions for the six month periods ended June 30, 2004 and 2003 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate from continuing operations was 59% for the six months ended June 30, 2004, which is the rate the Company anticipates for the full year ending December 31, 2004. This rate differs from the 53% rate estimated at the end of the first quarter due to a change in the expected mix of net income between U.S. and foreign jurisdictions and differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

      During the second quarter of fiscal year 2003, the Company estimated that the effective income tax rate for the year ended December 31, 2003 would be approximately (10%). This overall effective tax rate reflects the non-deductible write-off of in-process research and development costs related to the Cylink acquisition partly offset by the recognition of a tax benefit related to the reduction in deferred tax liabilities established in purchase accounting for non-deductible intangible assets.

Liquidity and Capital Resources

     As of June 30, 2004, SafeNet had working capital of $172.9 million including unrestricted cash and short-term investments of $177.9 million and restricted cash of $2.8 million. SafeNet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.

     For the six month period ended June 30, 2004, compared to the same period in 2003, cash provided by operating activities increased by $1.1 million. Cash provided by investing activities increased $32.1 million, primarily due to cash received from the Rainbow acquisition of $59.5 million and the net effect of sales and purchases of securities. Cash provided by financing activities decreased $3.9 million, which is mainly attributed to a decrease in cash received from stock option exercises and purchases under the Employee Stock Purchase Plan of $2.7 million.

     Material recurring uses of working capital include salaries and other compensation, which accounted for approximately $7.4 million for the six months ended June 30, 2004, sales and marketing expenses, which accounted for approximately $8.3 million for the six months ended June 30, 2004, and research and development projects, which accounted for approximately $6.5 million for the six months ended June 30, 2004.

     We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. During the six-month period ended June 30, 2004, we spent $3.4 million for integration costs related to the Rainbow Technologies merger and $6.1 million for merger costs. The Company expects that expenditures for integration cost will aggregate up to approximately $7.0 to $9.0 million. We expect to incur additional costs associated with the merger, which may aggregate up to $12.0 million, related to professional fees such as legal, due diligence, professional integration advisory services and financial advisory fees. Additionally, we would also expect that there may be additional cash obligations, including obligations related to severance for Rainbow employees and lease termination costs.

     The following table sets forth, as of June 30, 2004, our commitments and contractual obligations for the years indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years
Operating leases (1)	$26,395	$6,177	$8,489	$6,789	$4,940
Sales and marketing agreement (2)	500	500	—	—	—

Total	$26,895	$6,677	$8,489	$6,789	$4,940

SafeNet generally does not make unconditional, non-cancelable purchase commitments.

SafeNet enters into purchase orders in the normal course of business which are less than one year term.

(1)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.

(2)	This agreement requires certain payments to be made in the future to complete our acquisition of these exclusive sales and marketing rights.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. SafeNet is exposed to financial market risks, primarily related to changes in foreign currency exchange rates. SafeNet currently does not have any derivative financial instruments to protect against adverse currency movements. SafeNet manages its exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of June 30, 2004. Actual results may differ materially.

Foreign Currency Risk

     We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the six months ended June 30, 2004, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $1 million by approximately $0.3 million. For the six months ended June 30, 2004, a 10% change in the average exchange rates would have changed the Company’s foreign currency transaction earnings by approximately $.04 million.

Interest Rate Risk

     We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents and short-term investments. For the six months ended June 30, 2004, we had net interest income of approximately $0.9 million. A 10% change in the average interest rate for the six months ended June 30, 2004 would have had a negligible effect on earnings.

     At June 30, 2004 and December 31, 2003, SafeNet did not have any interest bearing obligations. In addition, SafeNet does not hold any derivative instruments and does not have any commodity market risk.

ITEM 4 — CONTROLS AND PROCEDURES

     As of the end of the period ended June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II

ITEM 1 — LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Stockholders was held on June 3, 2004.

(b)	The following eight directors were elected for a term of one year or until their respective successors have been duly elected or appointed:

	FOR	WITHHELD
Anthony A. Caputo	19,234,165	681,797
Thomas A. Brooks	18,736,216	1,117,746
Andrew E. Clark	19,024,528	891,434
Shelley A. Harrison	19,188,370	727,592
Ira A. Hunt, Jr.	18,562,826	1,353,136
Bruce R. Thaw	18,370,575	1,545,387
Arthur L. Money	19,205,877	710,085
Walter W. Straub	19,227,515	688,447

(c)	The stockholders ratified the appointment of Ernst & Young LLP as our auditors for the fiscal year ending December 31, 2004. There were 19,275,955 shares cast in favor of the proposal, 627,227 shares cast against the proposal, and 12,780 shares abstaining.

     ITEM 5 – OTHER INFORMATION

     The Company amended its bylaws effective June 3, 2004. The bylaws amendments included changes in the procedures by which shareholders may nominate candidates for election to the Company’s board of directors. The new procedure requires that nominations may be made by shareholders only at an annual meeting of shareholders. The nomination must meet certain requirements, including: (i) the nominating shareholder must be a shareholder of record at the time of giving of notice for such annual meeting, (ii) the nominating shareholder must be entitled to vote for the election of directors at such meeting; (iii) nominations must be delivered to or mailed and received by the Secretary at the principal executive offices of the Company in a timely manner; and (iv) such shareholder’s notice of nomination must include certain information regarding the shareholder, the nominee and any proxy solicitation conducted in connection with such nomination. Further details regarding these requirements are set forth in the Company’s bylaws.

     ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K:

3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001 I/B/R (1)
3.2	By-laws of Registrant, as amended and restated

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended
31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(b)	We filed Current Reports on Form 8-K on April 30, 2004 under Items 7 and 12; May 6, 2004 under Items 7 and 12; and on Form 8-K/A on May 28, 2004 under Items 2 and 7 (amending Current Report on Form 8-K filed on March 16, 2004).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET INC.
August 9, 2004	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO
Chairman and Chief Executive Officer

August 9, 2004	/s/ Ken Mueller
KEN MUELLER
Senior Vice President and Chief Financial Officer