Form 10-Q
period 2004-09-30
SAFENET INC
filed 2004-11-09
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of November 5, 2004, was 24,149,513.

INDEX TO FINANCIAL STATEMENTS

Page
PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003	4
Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2004 and 2003	5
Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2004	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	7
Notes to Consolidated Financial Statements - September 30, 2004	8
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3: Quantitative and Qualitative Disclosures About Market Risk	30
Item 4: Controls and Procedures	30
PART II: OTHER INFORMATION
Item 1: Legal Proceedings	31
Item 5: Other Information	31
Item 6: Exhibits and Reports on Form 8-K	33
SIGNATURES	34
EXHIBITS
31.1
31.2
32.1
32.2

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

SAFENET, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,672	$21,651
Restricted cash	4,479	2,800
Short-term investments	93,313	92,280
Accounts receivable, net of allowance for doubtful accounts of $2,538 in 2004 and $940 in 2003	43,283	13,191
Inventories, net of reserve of $1,026 in 2004 and $1,275 in 2003	14,845	3,123
Unbilled costs and fees	957	—
Deferred income taxes	3,293	—
Prepaid expenses and other current assets	4,814	1,414

Total current assets	245,656	134,459
Property and equipment, net of accumulated depreciation and amortization of $5,472 in 2004 and $6,875 in 2003	15,737	3,809
Computer software development costs, net of accumulated amortization of $2,156 in 2004 and $1,696 in 2003	2,600	1,982
Goodwill	308,240	42,407
Other intangible assets, net of accumulated amortization of $23,047 in 2004 and $9,280 in 2003	140,477	23,599
Other assets	3,627	1,900

Total assets	$716,337	$208,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,416	$3,799
Accrued salaries and commissions	11,661	3,770
Advance payments and deferred revenue	9,236	4,791
Accrued income taxes	9,907	2,294
Other accrued expenses	7,781	2,509
Deferred income taxes	7,538	2,607
Due to former owners of acquired companies	3,850	2,800
Accrued warranty costs	3,296	259
Accrued severance and related acquisition costs	593	—

Total current liabilities	65,278	22,829
Unfavorable lease liability	4,559	4,149
Deferred income taxes	46,532	2,181
Other liabilities	2,813	—

Total liabilities	119,182	29,159

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 24,111 in 2004 and 13,286 in 2003	241	133
Additional paid-in capital	625,572	199,783
Unearned compensation	(8,613)	—
Accumulated other comprehensive income	5,321	5,394
Accumulated deficit	(25,366)	(26,313)

Total stockholders’ equity	597,155	178,997

Total liabilities and stockholders’ equity	$716,337	$208,156

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
		(Restated - Note 1)		(Restated - Note 1)
Revenues:
Licenses and royalties	$2,449	$3,131	$7,300	$7,702
Products	51,892	11,071	116,563	32,079
Service and maintenance	5,109	3,183	13,948	7,678

	59,450	17,385	137,811	47,459
Cost of revenues:
Licenses and royalties	126	79	196	203
Products (1)	26,426	3,537	58,869	10,226
Service and maintenance	62	320	1,327	959
Amortization of acquired intangible assets	3,287	353	7,674	2,243

	29,901	4,289	68,066	13,631

Gross profit	29,549	13,096	69,745	33,828

Operating expenses:
Research and development expenses	6,179	3,777	17,180	11,182
Sales and marketing expenses	8,414	3,956	19,723	10,835
General and administrative expenses	4,309	1,729	12,300	4,852
Costs of integration of acquired companies	4,573	138	7,935	3,127
Amortization of acquired intangible assets	2,304	1,313	6,173	3,349
Amortization of unearned compensation (*see detail below)	2,028	—	4,547	—
Write-off of acquired in-process research and development costs	—	—	—	9,681
Restructuring charge	100	—	1,585	—

Total operating expenses	27,907	10,913	69,443	43,026

Operating income (loss)	1,642	2,183	302	(9,198)
Interest and other income, net	825	207	2,049	449

Income (loss) before income taxes	2,467	2,390	2,351	(8,749)
Income tax expense	1,471	569	1,404	1,607

Net income (loss)	$996	$1,821	$947	$(10,356)

Net income (loss) per common share:
Basic	$0.04	$0.14	$0.05	$(0.97)

Diluted	$0.04	$0.13	$0.04	$(0.97)

Shares used in computation:
Basic	23,976	12,769	20,998	10,700
Diluted	24,558	13,546	21,686	10,700

*Composition of stock compensation
Cost of revenues	$160	$—	$374	$—
Research and development	387	—	892	—
Sales and marketing	347	—	774	—
General and administrative	408	—	906	—
Integration	726	—	1,601	—

Total	$2,028	$—	$4,547	$—

(1)	Excludes amortization of earned compensation of $160, $0, $374, $0

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$996	$1,821	$947	$(10,356)
Other comprehensive income (loss):
Foreign currency translation adjustment	910	248	(73)	954

Comprehensive income (loss)	$1,906	$2,069	$874	$(9,402)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2004
(Unaudited, in thousands)

					Accumulated
	Common stock		Additional paid-in	Unearned	other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	compensation	income (loss)	deficit	equity
Balance as of January 1, 2004	13,286	$133	$199,783	$—	$5,394	$(26,313)	$178,997
Costs incurred in connection with the registration of common stock issued for the asset acquisitions of Raqia Networks, Inc. and Rainbow Technologies, Inc.	—	—	(1,034)	—	—	—	(1,034)
Issuance of common stock in connection with the acquisition of Rainbow Technologies, Inc.	10,306	103	375,025	—	—	—	375,128
Assumption of stock options in connection with the acquisition of Rainbow Technologies, Inc.	—	—	44,600	(13,160)	—	—	31,440
Amortization of unearned compensation	—	—	—	4,547	—	—	4,547
Issuance of common stock under Employee Stock Purchase Plan	23	—	552	—	—	—	552
Issuance of common stock for stock option exercises	476	5	6,646	—	—	—	6,651
Issuance of common stock for stock warrants exercised	20	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(73)	—	(73)
Net income	—	—	—	—	—	947	947

Balance as of September 30, 2004	24,111	$241	$625,572	$(8,613)	$5,321	$(25,366)	$597,155

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
		(Restated - Note 1)
Cash flows from operating activities:
Net income (loss)	$947	$(10,356)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	—	9,681
Depreciation and amortization of property and equipment	2,237	892
Amortization of computer software development costs	458	207
Amortization of other intangible assets	13,919	5,576
Amortization of unearned compensation	4,547	—
Income tax benefit related to stock option exercises	—	2,458
Restructuring charge	1,585	—
Deferred income taxes	(3,726)	(1,506)
Amortization of unfavorable lease liability	(1,174)	(532)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,815)	(739)
Inventories, net	(1,737)	1,811
Prepaid expenses and other current assets	(559)	547
Accounts payable	(1,416)	785
Accrued salaries and commissions	1,006	(4,253)
Accrued income taxes	5,788	1,038
Other accrued expenses	(4,161)	(1,970)
Advance payments and deferred revenue	807	(358)

Net cash provided by operating activities	6,706	3,281

Cash flows from investing activities:
Sales of available for sale securities	53,267	48,078
Purchases of available for sale securities	(53,983)	(36,181)
Purchases of property and equipment	(4,267)	(1,474)
Expenditures for computer software development	(1,078)	(1,245)
Cash received upon acquisition of Rainbow, net of cash paid	54,174	—
Cash received upon acquisition of Cylink and SSH, net of cash paid	(474)	703
Cash paid for Raqia, net of cash acquired	—	(1,390)
Change in other assets	(1,219)	791

Net cash provided by investing activities	46,420	9,282

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	7,203	8,637
Costs incurred in connection with the registration of common stock issued for the Rainbow, Cylink, SSH, and Raqia acquisitions	(1,034)	—
Proceeds from public offering, net of costs	—	83,920

Net cash provided by financing activities	6,169	92,557

Effect of exchange rate changes on cash	(274)	(388)

Net increase in cash and cash equivalents	59,021	104,732
Cash and cash equivalents at beginning of period	21,651	3,399

Cash and cash equivalents at end of period	$80,672	$108,131

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

Product Warranties

     The changes in the carrying amount of accrued warranty costs from December 31, 2003 to September 30, 2004 are as follows:

Balance as of December 31, 2003	$259
Balance acquired from Rainbow	3,423
Cash payments made	(386)

Balance as of September 30, 2004	$3,296

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

Employee Stock-Based Compensation

     As of September 30, 2004, the Company had five stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

     The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Restated - Note 1)		(Restated - Note 1)
Net income (loss), as reported	$996	$1,821	$947	$(10,356)
Add: Stock-based employee compensation expense included in net income, net of taxes	831	—	1,864	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(4,558)	(1,243)	(7,725)	(2,981)

Pro forma net (loss) income	$(2,731)	$578	$(4,914)	$(13,337)

Income (loss) per share:
Basic - as reported	$0.04	$0.14	$0.05	$(0.97)

Diluted - as reported	$0.04	$0.13	$0.04	$(0.97)

Basic - pro forma	$(0.11)	$0.05	$(0.23)	$(1.25)

Diluted - pro forma	$(0.11)	$0.04	$(0.23)	$(1.25)

     For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options’ vesting periods. During the nine months ended September 30, 2004, the Company granted 140 options to the Board of Directors and 628 options to employees.

Reclassifications

     Where appropriate, certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2004 presentation.

(4) ACQUISITIONS

Rainbow Technologies, Inc.

     On March 15, 2004, SafeNet acquired 100% of the outstanding common shares of Rainbow in accordance with an Agreement and Plan of Reorganization dated October 22, 2003. The results of operations of Rainbow have been included in the Company’s consolidated results of operations beginning on March 16, 2004. Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments. As a result of the acquisition, the Company believes that it will be able to accelerate growth in the government security market, strengthen the Company’s competitive position in the commercial market, leverage SafeNet’s distribution platform and realize substantial economies of scale and synergy opportunities.

     The aggregate purchase price was $412,123, consisting of 10,306 shares of common stock valued at approximately $375,128, 1,944 options to purchase common stock with an aggregate value of the vested portion of $31,440, and estimated direct costs of the acquisition of $5,555. The fair value of the common stock issued was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced.

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

Cash and cash equivalents	$60,815
Short-term investments	319
Accounts receivable, net	16,862
Unbilled cost and fees	1,780
Inventories	9,980
Prepaid expenses	2,847
Deferred income taxes	4,182
Property and equipment	9,837
Goodwill	265,973
Intangible assets subject to amortization (8 year weighted average life)	117,277
Intangible assets not subject to amortization	13,520
Other assets	513

Total assets acquired	503,905

Accounts payable	9,022
Accrued salaries and commissions	9,905
Other accrued expenses	8,151
Other liabilities	3,187
Accrued income taxes	1,828
Deferred income taxes	53,885
Other current liabilities	1,945
Accrued warranty costs	3,423
Accrued restructuring costs	436

Total liabilities assumed	91,782

Net assets acquired	$412,123

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

     The Company has preliminarily assigned $166,765 of goodwill to the Embedded Security segment and $99,208 to the Enterprise Security segment. Of the $265,973 of goodwill, none is expected to be deductible for tax purposes. The primary factors contributing to a purchase price for Rainbow that resulted in the recognition of goodwill included the belief that the combined strengths of the two companies enable them to compete more effectively than SafeNet could alone, the belief that the merger allows the combined company to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers, and the impact of anticipated operating efficiencies.

     The following unaudited consolidated pro forma results of operations of the Company for the three month period ended September 30, 2003 and the nine month periods ended September 30, 2004 and 2003, give effect to the March 15, 2004 acquisition of Rainbow and the February 6, 2003 acquisition of Cylink as though they had both occurred on January 1, 2003 (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2003	2004	2003
Revenues	$52,826	$165,979	$152,277

Net income (loss)	$1,170	$430	$(19,253)

Income (loss) per common share — basic	$0.08	$0.02	$(1.42)

Income (loss) per common share — diluted	$0.07	$0.02	$(1.42)

     The loss from discontinued operations during the three and nine months ended September 30, 2003 related to a discontinued business from the acquired Rainbow business, prior to the acquisition. The November 2003 acquisition of SSH would not have materially affected the reported results of operations for the nine months ended September 30, 2003 had the acquisition occurred on January 1, 2003.

     The pro forma results include the estimated amortization of intangibles subject to amortization. The Company does not record amortization expense related to goodwill, but rather reviews the carrying value of the asset for impairment at least annually in accordance with its stated accounting policy. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had actually been completed on January 1, 2003, nor are they necessarily indicative of future consolidated results.

(5) RESTRUCTURING CHARGE

     In connection with the acquisition and integration of Rainbow on March 15, 2004, the Company reevaluated all of its current leased and owned facilities to determine whether any were duplicative and where new needs for expansion should be directed. Based on the amount of available leased and owned property acquired in connection with Rainbow, the Company determined that it would cease use of certain existing leased facilities that were obtained in connection with the acquisition of Cylink. In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit should be recognized and measured at its fair value when the company ceases using the right conveyed by the contract. The fair value of the liability at the cease-use date was determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, and included common area maintenance costs, real estate taxes and other costs that the Company is contractually obligated to pay over the remaining lease term under the provisions of the lease contact. The Company calculated an estimated liability of $6,290 as of March 16, 2004 based on current expectations of market rates for subleasing the property and the anticipated amount of time required to sublease the property. This amount was reduced by the remaining unfavorable lease liability of $4,705 recorded by the Company for this property in connection with Cylink purchase accounting, yielding a net charge during the nine months ended

September 30, 2004 of $1,585, which is included in the results of operations of the Enterprise division. As of September 30, 2004, the liability is classified as an unfavorable lease liability in the accompanying consolidated balance sheet, excluding the current portion of $1,225 that is included in other accrued expenses.

(6) INVENTORIES

          Inventories consisted of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$5,024	$2,158
Finished goods	5,034	2,240
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized to date	5,813	—

	15,871	4,398
Reserve for excess and obsolete inventory	(1,026)	(1,275)

	$14,845	$3,123

(7) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

	September 30,	December 31,
	2004	2003
Furniture and equipment	$11,934	$7,442
Buildings	5,033	—
Computer software	2,985	2,501
Leasehold improvements	1,257	741

	21,209	10,684
Accumulated depreciation and amortization	(5,472)	(6,875)

	$15,737	$3,809

(8) GOODWILL

     The changes in the carrying amount of goodwill for the nine month period ended September 30, 2004 and year ended December 31, 2003 are as follows:

	Embedded	Enterprise
	Security	Security
	Division	Division	Total
Balance as of January 1, 2003	$12,826	$—	$12,826
Goodwill recorded during the year:
Acquisition of Cylink	—	24,880	24,880
Acquisition of SSH	2,744	—	2,744
Foreign currency translation adjustments	2,535	—	2,535
Other adjustments	(19)	(559)	(578)

Balance as of December 31, 2003	18,086	24,321	42,407
Goodwill recorded during the year:
Acquisition of Rainbow	166,765	99,208	265,973
Foreign currency translation adjustments	(301)	—	(301)
Other adjustments	253	(92)	161

Balance as of September 30, 2004	$184,803	$123,437	$308,240

(9) ACQUIRED INTANGIBLE ASSETS

     Acquired intangible assets consisted of the following at September 30, 2004, of which $66,342 related to the Enterprise Security Division, and $97,182 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts / relationships	7.4	$27,821	$(5,530)	$22,291
Developed technology	8.2	98,847	(10,577)	88,270
Patents	7.2	16,085	(3,766)	12,319
Non-compete agreements	2.0	2,066	(1,722)	344
Key account list	5.0	1,140	(124)	1,016
Purchase orders and contract backlog	1.0	1,328	(1,328)	—

Total	7.8	147,287	(23,047)	124,240

Intangible assets not subject to amortization:
Domain names	N/A	2,717	—	2,717
Trademarks	N/A	13,520	—	13,520

Total acquired intangible assets		$163,524	$(23,047)	$140,477

     Acquired intangible assets consisted of the following at December 31, 2003, of which $10,900 related to the Enterprise Security Division, and $12,699 related to the Embedded Security Division:

	Weighted	Gross		Net
	Average Useful	Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts/relationships	3.4	$10,947	$(2,151)	$8,796
Developed technology	3.5	9,426	(2,469)	6,957
Patents	3.2	6,385	(2,385)	4,000
Non-compete agreements	2.0	2,066	(947)	1,119
Purchase orders and contract backlog	1.0	1,328	(1,328)	—

Total	2.9	30,152	(9,280)	20,872

Intangible assets not subject to amortization:
Domain names	N/A	2,727	—	2,727

Total acquired intangible assets		$32,879	$(9,280)	$23,599

     The estimated amortization expense for each of the fiscal years subsequent to December 31, 2003 is as follows:

Remaining 2004	$5,593
2005	21,425
2006	16,573
2007	15,743
2008	13,814
2009 and thereafter	51,092

(10) INCOME TAXES

     The tax provisions for the three and nine month periods ended September 30, 2004 and 2003 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate from continuing operations was 60% for the nine months ended September 30, 2004, which is the rate the Company anticipates for the full year ending December 31, 2004. The estimated effective tax rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

     Deferred tax assets, net of valuation allowance, and deferred tax liabilities arising from continuing operations as of September 30, 2004 are $3,293 and $54,070, respectively. The deferred tax liabilities at September 30, 2004 include $46,873 of deferred tax liabilities that relate to the acquisition of certain intangibles assets that are not deductible for tax purposes, related to the Rainbow acquisition.

(11) SEGMENTS OF THE COMPANY AND RELATED INFORMATION

     The Company has two reportable segments. The Embedded Security Division designs and sells a broad range of security products, including silicon chips, accelerator cards, licensed intellectual property and software products to original equipment manufacturers (“OEMs”) that embed them into their own network and wireless products. The Enterprise Security Division sells high-performance security solutions, including software and appliances, to address the needs of the U.S. government, financial institutions and other security-sensitive commercial companies. The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Embedded Security Division and Enterprise Security Division include international sales mainly to South America, Europe and Asia.

     The following table sets forth information about the Company’s reportable segments for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue from external customers:
Embedded security	$15,003	$3,252	$39,809	$14,304
Enterprise security	44,447	14,133	98,002	33,155

Consolidated revenues	$59,450	$17,385	$137,811	$47,459

Significant non-cash items other than depreciation and amortization expense
Embedded security	$669	$—	$1,450	$6,330
Enterprise security	1,459	—	4,682	3,351

Consolidated significant non-cash items other than depreciation and amortization expense	$2,128	$—	$6,132	$9,681

Operating (loss) income:
Embedded security	$(5,933)	$(1,115)	$(11,086)	$(7,802)
Enterprise security	7,575	3,298	11,388	(1,396)

Consolidated operating income (loss)	$1,642	$2,183	$302	$(9,198)

(Loss) income before income taxes:
Embedded security	$(1,771)	$(1,036)	$(6,574)	$(7,666)
Enterprise security	4,238	3,426	8,925	(1,083)

Consolidated income (loss) before income taxes	$2,467	$2,390	$2,351	$(8,749)

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

     Significant non-cash items excluding depreciation and amortization were comprised of $2,028 and $4,547 of unearned compensation for the three and nine months ended September 30, 2004, respectively, as well as $100 and $1,585 of restructuring charges for the three and nine months ended September 30, 2004, respectively. There were no restructuring charges for the three and nine months ended September 30, 2003. There were no unearned compensation charges in 2003. Non-cash items in 2003 were the write-off of in-process research and development projects from the 2003 Cylink and Raqia acquisitions.

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

     For the three months ended September 30, 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 43% of the Company’s consolidated revenues. For the three months ended September 30, 2003, a major U.S. government agency customer of the Enterprise Security Division, accounted for 16% of the Company’s consolidated revenues.

     For the nine months ended September 30, 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 41% of the Company’s consolidated revenues. For the nine months ended September 30, 2003, a commercial client of the Embedded Security Division accounted for 18% of the Company’s consolidated revenues and one U.S. government systems integrator customer of the Enterprise Security Division accounted for 13% of the Company’s consolidated revenues.

     As of September 30, 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 28% of consolidated accounts receivable. As of September 30, 2003, we had no customers comprised 10% or greater of accounts receivable.

(13) INCOME (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$996	$1,821	$947	$(10,356)

Weighted average common shares outstanding — basic	23,976	12,769	20,998	10,700
Effect of dilutive securities – options	582	777	688	—

Adjusted weighted average common shares outstanding — diluted	24,558	13,546	21,686	10,700

Basic net income (loss) per share	$0.04	$0.14	$0.05	$(0.97)

Diluted net income (loss) per share	$0.04	$0.13	$0.04	$(0.97)

     For the nine months ended September 30, 2003 diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These securities consist of outstanding options and warrants to purchase 653 shares of the Company’s common stock as of September 30, 2003.

(14) SUBSEQUENT EVENTS

     On September 9, 2004, the Company entered into an agreement to acquire Datakey Inc., (“Datakey”) pursuant to a cash tender offer to acquire all of the common stock of Datakey for $0.65 per share and all of the outstanding convertible preferred stock of Datakey for $2.50 per share. Upon the closing of the tender offer on October 26, 2004, the Company acquired approximately 8.8 million shares of Datakey’s common stock (including the associated preferred stock purchase and other rights), representing approximately 75% of Datakey’s outstanding common stock, and 150,000 shares of Datakey’s convertible preferred stock, representing all of Datakey’s outstanding convertible preferred stock. The Company will acquire the remaining common stock of Datakey in a merger pursuant to which all remaining shares of

Datakey common stock that were not validly tendered and purchased in the tender offer, except those shares for which appraisal rights under applicable law have been properly exercised, will be converted into the right to receive $0.65 per share in cash. The Company expects the merger to close during the fourth quarter of 2004. The aggregate consideration for acquiring the shares of Datakey will be approximately $8,000. In addition, on September 9, 2004, the Company loaned Datakey approximately $2,200 to pay off certain convertible notes of Datakey. Datakey is a provider of token-based solutions that simplify enterprise-wide access and identity management.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and other factors include, among others, the risks described in Item 1 - Business in the Company’s Form 10-K for the year ended December 31, 2003. As a general matter, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other comparable terminology.

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

     We recognize revenue and profit as work on long-term contracts progresses using the percentage of completion method of accounting, which relies on estimates of total expected contract revenues and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Because the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional profit recognition, and unfavorable changes in estimates result in the reversal of previously recognized revenue and profits. When estimates indicate a loss under a contract, cost of revenue is charged with a provision for such loss. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve.

     In certain circumstances, we enter into “bill-and-hold” arrangements with our customers, under which our customer agrees to purchase our products, but we retain physical possession until our customer requests shipment to designated locations. Typically, we recognize revenue from the sale of our products on the date of delivery to customers assuming title has passed and all of the other basic criteria for revenue recognition have been met. However, the recognition of revenue under bill-and-hold transactions is a departure from this general policy and therefore requires that the underlying facts at the time the transaction is recorded are evaluated to support revenue recognition. All of the following conditions must be met before our bill-and-hold transactions are recorded as a sale: (1) the risks of ownership have passed to the customer; (2) the buyer must have made a fixed commitment to purchase the goods, as reflected in written documentation; (3) the customer must request that the transaction be on a bill-and-hold basis; (4) a fixed schedule for delivery of the goods must exist; (5) we have retained any specific performance obligations such that the earnings process is not complete; (6) the ordered goods have been segregated from our inventory and are not to be subject to being used to fill other orders; and, (7) the goods are complete and ready for shipment. If any of these criteria are not met, we will defer revenue recognition until they are all met.

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

     On March 15, 2004, we completed the acquisition of Rainbow. Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments. This merger with Rainbow has had and will continue to have a significant impact on our operations going forward.

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

     On September 9, 2004, we entered into an agreement to acquire Datakey pursuant to a cash tender offer to acquire all of the common stock of Datakey for $0.65 per share and all of the outstanding convertible preferred stock of Datakey for $2.50 per share. Upon the closing of the tender offer on October 26, 2004, the Company acquired approximately 8.8 million shares of Datakey’s common stock (including the associated preferred stock purchase and other rights), representing approximately 75% of Datakey’s outstanding common stock, and 150,000 shares of Datakey’s convertible preferred stock, representing all of Datakey’s outstanding convertible preferred stock. We will acquire the remaining common stock of Datakey in a merger pursuant to which all remaining shares of Datakey common stock that were not validly tendered and purchased in the tender offer, except those shares for which appraisal rights under applicable law have been properly exercised, will be converted into the right to receive $0.65 net per share in cash. We expect the merger to close during the fourth quarter of 2004. The aggregate consideration for acquiring the shares of Datakey will be approximately $8.0 million. In addition, on September 9, 2004, we loaned Datakey approximately $2.2 million to pay off certain convertible notes of Datakey. Datakey is a provider of token-based solutions that simplify enterprise-wide access and identity management. Its business will be integrated into our Enterprise Security Division.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues and Gross Margins

	Three Months Ended September 30,		Variance
	2004	2003	$	%
	(dollars in thousands)
Revenues by type
License and royalties	$2,449	$3,131	$(682)	(22%)
Products	51,892	11,071	40,821	369%
Service and maintenance	5,109	3,183	1,926	61%

Total	$59,450	$17,385	$42,065	242%

Revenues by segment
Embedded Security Division	$15,003	$3,252	$11,751	361%
Enterprise Security Division	44,447	14,133	30,314	214%

Total	$59,450	$17,385	$42,065	242%

Revenue mix by type
License and royalties	4%	18%	(14%)
Products	87%	64%	23%
Service and maintenance	9%	18%	(9%)

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	25%	19%	6%
Enterprise Security Division	75%	81%	(6%)

Total	100%	100%	0%

Gross margins by type
License and royalties	95%	97%	(2%)
Products (1)	43%	65%	(22%)
Service and maintenance	99%	90%	9%

Total	50%	75%	(25%)

Gross margins by segment
Embedded Security Division	57%	77%	(20%)
Enterprise Security Division	47%	75%	(28%)

Total	50%	75%	(25%)

(1) Includes amortization of acquired intangible assets of $3.3 and $0.4 million for three months ended September 30, 2004 and 2003, respectively.

     Revenues increased $42.1 million primarily due to the increased product revenue from our government and commercial businesses of $25.6 million, commercial business of $4.2 million as well as our rights management products of $11.0 million for the three months ended September 30, 2004. These increases in product revenue were due primarily to the acquisition of Rainbow. In addition, we experienced increased service and maintenance revenue from maintenance contracts acquired between October 2003 and September 2004. These contracts were not present for the three months ended September 30, 2003. The offset to these increases was the loss of some chip royalties earned for the three months ended September 30, 2003 of $0.5 million that were not repeated in the same period of 2004.

     Revenue for the Embedded Security Division increased by $11.8 million for the three months ended September 30, 2004 over the three months ended September 30, 2003, due primarily to increased revenues of $11.0 million from the rights management products that were acquired in the Rainbow acquisition. Revenue for the Enterprise Security Division increased by $30.3 million for the three months ended September 30, 2004, over the three months ended September 30, 2003, due primarily to increased revenues of $29.8 million for product sales from products acquired in the Rainbow and SSH acquisitions that were not part of the Company’s revenue stream in the 2003 period.

     The revenue mix by type has changed significantly as the Company’s acquisitions were product-based companies, particularly Rainbow Technologies with a 97% product and 3% service mix, historically. Our integrated product and service offerings will continue to offer growth in all three revenue types but we will remain a product based company. These products include hardware, appliances, and development. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing 25% to 30% of total revenues and the Enterprise Security Division representing the remainder.

     Gross margins for each type of revenue fluctuated for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The fluctuation in product margin was due to the secure communications business, which carries margins in the 20% to 25% range and represents over 40% of the consolidated revenues for the current period. The products and services comprising the remaining portion of the revenue base earn average margins from 70% to over 90%. The increase in service and maintenance margin was due to higher contract revenue versus repair revenue (which is a lower margin service).

     The gross margins by segment are reflective of changes within each division. The Embedded Security Division’s gross margins as well as the Enterprise Security Division’s gross margins decreased because of the increase in product revenues over other revenue streams. Product revenues are much lower margin sales than service and maintenance, licenses, or royalties. Both divisions have become primarily product based business driving down margins. The Enterprise Security Division’s gross margins will fluctuate based on the mix of revenues from sales of secure communications products during the applicable reporting period.

Operating Expenses

	Three Months Ended September 30,		Variance
	2004	2003	$	%
	(dollars in thousands)
Operating expenses
Research and development	$6,179	$3,777	$2,402	64%
Sales and marketing	8,414	3,956	4,458	113%
General and administrative	4,309	1,729	2,580	149%
Restructuring charges	100	—	100	100%
Cost of integration of acquired companies	4,573	138	4,435	3214%
Amortization of acquired intangible assets	2,304	1,313	991	75%
Amortization of unearned compensation	2,028	—	2,028	100%

Total	$27,907	$10,913	$16,994	156%

     Research and development expenses increased due to the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel through several acquisitions in the last 12 to 18 months, including Cylink, Raqia, SSH, and Rainbow. For the three months ended September 30, 2003, the Company had only added personnel from Cylink and Raqia. As a percentage of revenue, research and development expenses have decreased from 22% to 10%. The Company has been able to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.

     Sales and marketing expenses increased due to two factors. The first factor is additional headcount added throughout the year, due primarily to the Rainbow acquisition. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing expenses decreased from 23% for the three months ended September 30, 2003 to 14% for the same period in 2004. The decrease in the percentage of total sales was expected as the Company continues to leverage its current product offerings and sales force to handle the additional demand and markets that the Company is moving into throughout the world.

     General and administrative expenses increased due to additional legal and professional fees, as well as increased headcount. As a percentage of revenue, general and administrative expenses decreased from 10% for the three months ended September 30, 2003 to 7% for the same period in 2004.

     Restructuring charges for the three months ended September 30, 2004 are related to a change in the estimates made related to properties acquired during the Cylink acquisition. There were no such costs in the same period in 2003.

     Costs of integration of acquired companies were higher by $4.4 million from the three months ended September 30, 2004 compared to the same period in 2003. The costs for the 2003 period reflect integration and professional fees related to the Cylink acquisition. The costs in 2004 reflect Rainbow integration costs.

     Amortization of intangible assets increased from $1.3 million for the three months ended September 30, 2003 to $2.3 million for the same period in 2004. The amortization for the 2004 period includes amortization from multiple acquisitions – Cylink, Raqia, SSH, and Rainbow. For the same period in 2003, amortization of intangible assets did not include amortization related to the acquisitions of SSH or Rainbow. This will continue to be a significant expense to the Company throughout 2004 and future periods. See Note 9 of the consolidated financial statements as of and for the period ended September 30, 2004.

     Amortization of unearned compensation is an expense specific to the Rainbow acquisition and reflects the amortization of the intrinsic value of the unvested portion of common stock options assumed by us in the Rainbow acquisition. We did not assume any unvested options during 2003.

Interest and Other Income, Net

	Three Months Ended September 30,		Variance
	2004	2003	$	%
	(dollars in thousands)
Interest and other income, net	$825	$207	$618	299%

     The increase in interest and other income is due primarily to increased cash and investment balances that increased interest earned over the prior period as well as gains on foreign currency transactions during the current quarter.

Income Tax Expense

	Three Months Ended September 30,		Variance
	2004	2003	$	%
	(dollars in thousands)
Income tax expense	$1,471	$569	$902	159%

     The tax provisions for the three month periods ended September 30, 2004 and 2003 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company currently estimates that the effective income tax rate for the year ending December 31, 2004 will be approximately 60%. The estimated effective tax rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

     During the third quarter of fiscal year 2003, the Company estimated that the effective income tax rate for the year ended December 31, 2003 would be approximately (18.7%). This overall effective tax rate reflected the non-deductible write-off of in-process research and development costs related to the Cylink acquisition partially offset by the recognition of a tax benefit related to the reduction in deferred tax liabilities established in purchase accounting for non-deductible intangible assets.

Nine Months ended September 30, 2004 Compared to Nine Months ended September 30, 2003

Revenues and Gross Margins

	Nine Months ended September 30,		Variance
	2004	2003	$	%
	(dollars in thousands)
Revenues by type
License and royalties	$7,300	$7,702	$(402)	(5%)
Products	116,563	32,079	84,484	263%
Service and maintenance	13,948	7,678	6,270	82%

Total	$137,811	$47,459	$90,352	190%

Revenues by segment
Embedded Security Division	$39,809	$14,304	$25,505	178%
Enterprise Security Division	98,002	33,155	64,847	196%

Total	$137,811	$47,459	$90,352	190%

Revenue mix by type
License and royalties	5%	16%	(11%)
Products	85%	68%	17%
Service and maintenance	10%	16%	(6%)

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	29%	30%	(1%)
Enterprise Security Division	71%	70%	1%

Total	100%	100%	0%

Gross margins by type
License and royalties	97%	97%	0%
Products (1)	43%	61%	(18%)
Service and maintenance	90%	88%	2%

Total	51%	71%	(20%)

Gross margins by segment
Embedded Security Division	61%	66%	(5%)
Enterprise Security Division	46%	74%	(28%)

Total	51%	71%	(20%)

(1) Includes amortization of acquired intangible assets of $7.7 and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively.

     Revenues increased $90.4 million primarily due to increased product offerings that stemmed from acquisitions, primarily the Rainbow acquisition. Revenue from those product offerings accounted for $96.2 million of the increased revenue, including the related service and maintenance revenue. This was offset by a decrease in our OEM product revenue of about $7.7 million, which is due primarily to the decline in the Cisco business from the related period in 2003 compared to the same period 2004.

     Revenue increases by segment for the nine months ended September 30, 2004 over the nine months ended September 30, 2003 are reflective of several factors. The Embedded Security Division added $28.1 million of revenue from product offerings acquired in business combinations during the nine months ended September 30, 2004 that were not available in 2003 as well as increased service and maintenance revenue of $2.0 million. This was offset by a decline in Cisco revenue of $7.7 million. Revenues earned by the Enterprise Security Division increased $64.8 million, due primarily to acquired product offerings offset by a decrease in our WAN and VPN product revenues of $4.2 million from the 2003 to 2004 period.

     The revenue mix by type has changed significantly as the Company’s acquisitions were product-based companies, particularly Rainbow Technologies with a 97% product and 3% service mix, historically. Our integrated product and service offerings will continue to offer growth in all three revenue types but we will remain a product based company. These products include hardware, appliances, and development. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing 30% to 35% of total revenues and the Enterprise Security Division representing the remainder.

     Gross margins for each type of revenue fluctuated for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The fluctuation in product margin was due to the secure communications business, which carries margins in the 20% to 25% range and represents over 40% of the revenues for the current period. The products and services comprising the remaining portion of the revenue base earn average margins from 70% to over 90%.

     The gross margins by segment are reflective of changes within each division. The Embedded Security Division’s gross margins as well as the Enterprise Security Division’s gross margins decreased because of the increase in product revenues over other revenue streams. Product revenues are much lower margin sales than service and maintenance, licenses, or royalties. Both divisions have become primarily product based business driving down margins. The Enterprise Security Division’s gross margins will fluctuate based on the mix of revenues from sales of secure communications products during the applicable reporting period.

Operating Expenses

	Nine Months Ended September 30,		Variance
	2004	2003	$	%
	(dollars in thousands)
Operating expenses
Research and development	$17,180	$11,182	$5,998	54%
Sales and marketing	19,723	10,835	8,888	82%
General and administrative	12,300	4,852	7,448	154%
Write-off of acquired in-process research and development costs	—	9,681	(9,681)	(100%)
Restructuring charges	1,585	—	1,585	100%
Cost of integration of acquired companies	7,935	3,127	4,808	154%
Amortization of acquired intangible assets	6,173	3,349	2,824	84%
Amortization of unearned compensation	4,547	—	4,547	100%

Total	$69,443	$43,026	$26,417	61%

     Research and development expenses rose due to the increase in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel through several acquisitions in the last 12 to 18 months, including Cylink, Raqia, SSH, and Rainbow. For the nine months ended September 30, 2003, the Company had only added personnel from Cylink and Raqia. As a percentage of revenue, research and development expenses have decreased from 24% to 12%. The Company has been able to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.

     Sales and marketing expenses increased due to two factors. The first factor is additional headcount added throughout the year, due primarily to the Rainbow acquisition. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing expenses decreased from 23% for the nine months ended September 30, 2003 to 14% for the same period in 2004. The decrease in the percentage of total revenue was expected as the Company continues to leverage its current product offerings and sales force to handle the additional demand and markets that the Company is moving into throughout the world.

     General and administrative expenses increased due to additional legal and professional fees, as well as increased headcount. As a percentage of revenue, general and administrative expenses were 10% for the nine months ended September 30, 2003 and 9% for the nine months ended September 30, 2004.

     In 2003, the Company’s acquisitions of Cylink and the Raqia assets necessitated the write-off of in-process research and development costs totaling $9.7 million in the aggregate (Cylink-$3.3 million; Raqia-$6.4 million). There were no such charges in 2004 associated with the Rainbow acquisition.

     The restructuring charges for the nine months ended September 30, 2004 of $1.6 million ($0 for the nine months ended September 30, 2003) represents an estimated liability related to the abandonment of one of our leased facilities. We have been able to consolidate leased facilities as we continue to integrate the businesses we acquired in 2003 and 2004. This restructuring charge may change during the remaining term of the lease as we update our estimates of likely sublease income.

     Costs of integration of acquired companies increased $4.8 million from the nine months ended September 30, 2003 to the same period in 2004. The costs for the 2003 period reflect significant integration and professional fees related to the Cylink acquisition. The costs in 2004 reflect Rainbow integration costs. These costs will remain significant throughout 2004 as we continue to integrate people, systems, products and cultures into the combined company.

     Amortization of intangible assets increased from $3.3 million for the nine months ended September 30, 2003 to $6.2 million for the same period in 2004. The amortization for the 2004 period includes amortization from multiple acquisitions including a full nine months of Cylink, Raqia, SSH and six and a half months of amortization related to the Rainbow acquisition. For the same period in 2003, amortization of intangible assets includes eight months of amortization related to the Cylink acquisition, seven months of amortization related to the Raqia acquisition and none related to the SSH or Rainbow acquisitions. This will continue to be a significant cost to the Company throughout 2004 and future periods. See Note 9 of the consolidated financial statements as of and for the period ended September 30, 2004.

     Amortization of unearned compensation is a cost specific to the Rainbow acquisition. It reflects the amortization of the intrinsic value of the unvested portion of common stock options assumed by us in the Rainbow acquisition. We did not assume any unvested options during 2003.

Interest and Other Income, Net

	Nine Months Ended September 30,		Variance
	2004	2003	$	%
	(dollars in thousands)
Interest and other income, net	$2,049	$449	$1,600	356%

     The increase in interest and other income is due primarily to increased cash and investment balances that increased interest earned over the prior period as well as gains on our foreign currency transactions during the current year.

Income Tax (Benefit) Expense

	Nine Months Ended September 30,		Variance
	2004	2003	$	%
	(dollars in thousands)
Income tax (benefit) expense	$1,404	$1,607	$(203)	(13%)

     The tax provisions for the nine month periods ended September 30, 2004 and 2003 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate from continuing operations was 60% for the nine months ended September 30, 2004, which is the rate the Company anticipates for the full year ending December 31, 2004. This rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

     During the third quarter of fiscal year 2003, the Company estimated that the effective income tax rate for the year ended December 31, 2003 would be approximately (18.7%). This overall effective tax rate reflected the non-deductible write-off of in-process research and development costs related to the Cylink acquisition partially offset by the recognition of a tax benefit related to the reduction in deferred tax liabilities established in purchase accounting for non-deductible intangible assets.

Liquidity and Capital Resources

     As of September 30, 2004, SafeNet had working capital of $182.3 million including unrestricted cash and short-term investments of $174.0 million and restricted cash of $4.5 million. SafeNet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.

     For the nine month period ended September 30, 2004, compared to the same period in 2003, cash provided by operating activities increased by $3.2 million. Cash provided by investing activities increased $37.1 million, primarily due to cash received from the Rainbow acquisition of $54.2 million and the net effect of sales and purchases of securities, yielding a net usage of cash of $12.6 million. Cash provided by financing activities decreased by $86.4 million, which is mainly attributed to our July 2003 secondary stock offering which yielded net cash of $83.9 million. There was no such cash inflow in 2004.

     Material recurring uses of working capital include salaries and other compensation, which accounted for approximately $11.4 million for the nine months ended September 30, 2004, sales and marketing expenses, which accounted for approximately $14.9 million for the nine months ended September 30, 2004, and research and development projects, which accounted for approximately $10.6 million for the nine months ended September 30, 2004.

     We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. During the nine month period ended September 30, 2004, we spent $7.0 million for integration costs related to the Rainbow acquisition. We expect to incur costs associated with the acquisition, which may aggregate up to $12.0 million, related to professional fees such as legal, due diligence, professional integration advisory services and financial advisory fees. Additionally, we would expect that there may be additional cash obligations, including obligations related to severance for Rainbow employees and lease termination costs.

     The following table sets forth, as of September 30, 2004, our commitments and contractual obligations for the years indicated (amounts in thousands):

		Less than	1-3	3-5	More than
	Total	One Year	Years	Years	5 Years
Operating leases (1)	$24,838	$5,720	$8,052	$6,843	$4,223

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. SafeNet is exposed to financial market risks, primarily related to changes in foreign currency exchange rates. SafeNet currently does not have any derivative financial instruments to protect against adverse currency movements. SafeNet manages its exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of September 30, 2004. Actual results may differ materially.

Foreign Currency Risk

     We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the nine months ended September 30, 2004, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $0.07 million by approximately $0.2 million. For the nine months ended September 30, 2004, a 10% change in the average exchange rates would have changed the Company’s foreign currency transaction earnings by approximately $0.06 million.

Interest Rate Risk

     We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents and short-term investments. For the nine months ended September 30, 2004, we had net interest income of approximately $1.3 million. A 10% change in the average interest rate for the nine months ended September 30, 2004 would have had a negligible effect on earnings.

     At September 30, 2004 and December 31, 2003, SafeNet did not have any interest bearing obligations. In addition, SafeNet does not hold any derivative instruments and does not have any commodity market risk.

ITEM 4 – CONTROLS AND PROCEDURES

     As of the end of the period ended September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II

ITEM 1 – LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the business and other nonmaterial proceedings, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 5 – OTHER INFORMATION

     On September 1, 2004, the Company entered into a First Amendment to Employment Agreement with Anthony A. Caputo, its Chief Executive Officer (the “Caputo Amendment”). The Caputo Amendment extends the term of Mr. Caputo’s employment until September 1, 2011 and provides, among other things, the following:

•	Mr. Caputo shall be entitled to annual incentive compensation of not less than 100% of his applicable base salary if the Company’s business objectives as set forth in its annual business plan and any other annual objectives specified by the Company’s compensation committee are achieved.

•	Mr. Caputo shall be entitled to receive annual awards of stock options, or other equivalent long term compensation, as determined by the compensation committee, in order to provide him with total direct compensation that is competitive with CEO compensation levels at peer companies.

•	The company will pay certain taxes payable by Mr. Caputo as a result of the $2 million dollar variable life insurance policy provided to Mr. Caputo by the Company.

•	If the Company terminates Mr. Caputo’s employment without “cause” or if Mr. Caputo terminates for “good reason,” each as defined in Mr. Caputo’s employment agreement, he is entitled to salary and prorated incentive compensation and vacation accrued through the termination date plus the following: (i) his annual base salary in effect at the date of termination, multiplied by three; (ii) the amount of his target incentive compensation under the applicable executive bonus plan for the fiscal year in which the termination occurs, multiplied by three; and (iii) all unpaid premiums required to fully fund the $2 million variable life insurance policy. Additionally, all of the options granted to Mr. Caputo shall be fully vested and exercisable upon a “change in control,” as defined in the employment agreement, and termination of his employment.

•	If Mr. Caputo is subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to the payments or distributions in the nature of compensation made to him by the Company in connection with a change in control, he will be entitled to receive an additional amount so as to place him in the same after-tax position he would have been in had the excise tax not applied.

     The descriptions of the Caputo Amendment herein are qualified in their entirety by reference to the Caputo Amendment, which is filed as an exhibit to this Form 10-Q.

     On June 28, 2004, the Company and Carole Argo entered into a five-year employment agreement (the “Argo Employment Agreement”). Pursuant to the terms of the Argo Employment Agreement, Ms. Argo is to receive an annual salary of $275,000, to be reviewed annually by the compensation committee. The Argo Employment Agreement further provides, among other things, the following:

•	Ms. Argo shall be entitled to annual incentive compensation of not less than 100% of her applicable base salary if the Company’s business objectives as set forth in its annual business plan and any other annual objectives specified by the Company’s compensation committee are achieved.

•	Ms. Argo was granted an incentive stock option award for 50,000 shares of the Company’s common stock.

•	If the Company terminates Ms. Argo’s employment without “cause” or if Ms. Argo terminates for “good reason,” each as defined in the agreement, she is entitled to salary and target incentive compensation and vacation accrued through the termination date plus the lesser of (i) $550,000 or (ii) the balance of her compensation under the contract to the end of the agreement computed using the latest applicable salary rate.

•	If Ms. Argo voluntarily terminates her employment without good reason, then she shall be entitled to receive salary, accrued vacation and six months severance pay.

•	If Ms. Argo is subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to the payments or distributions in the nature of compensation made to her by the Company in connection with a change in control, she will be entitled to receive an additional amount so as to place her in the same after-tax position she would have been in had the excise tax not applied.

     The descriptions of the Argo Employment Agreement herein are qualified in their entirety by reference to the Argo Employment Agreement, which is filed as an exhibit to this Form 10-Q.

     On June 28, 2004, the Company and Kenneth Mueller entered into a five-year employment agreement (the “Mueller Employment Agreement”). Pursuant to the terms of the Mueller Employment Agreement, Mr. Mueller is to receive an annual salary of $275,000, to be reviewed annually by the compensation committee and increased at least 10% per annum. The Mueller Employment Agreement further provides, among other things, the following:

•	Mr. Mueller shall be entitled to annual incentive compensation of not less than 50% of his applicable base salary if the Company’s business objectives as set forth in its annual business plan and any other annual objectives specified by the Company’s compensation committee are achieved.

•	Mr. Mueller was granted an incentive stock option award for 100,000 shares of the Company’s common stock.

•	If the Company terminates Mr. Mueller’s employment without “cause” or if Mr. Mueller terminates for “good reason,” each as defined in the agreement, he is entitled to salary and target incentive compensation and vacation accrued through the termination date plus the lesser of (i) $275,000 or (ii) the balance of his compensation under the contract to the end of the agreement computed using the latest applicable salary rate.

•	If Mr. Mueller voluntarily terminates his employment without good reason, then he shall be entitled to receive salary, accrued vacation and six months severance pay.

•	If Mr. Mueller is subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to the payments or distributions in the nature of compensation made to him by the Company in connection with a change in control, he will be entitled to receive an additional amount so as to place him in the same after-tax position he would have been in had the excise tax not applied.

     The descriptions of the Mueller Employment Agreement herein are qualified in their entirety by reference to the Mueller Employment Agreement, which is filed as an exhibit to this Form 10-Q.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger dated September 9, 2004 by and among the Registrant, Snowflake Acquisition Corp. and Datakey, Inc. I/B/R (1)

3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001 I/B/R (2)

3.2	By-laws of Registrant, as amended and restated

10.1	Amendment to Employment Agreement between Anthony Caputo and the Company.

10.2	Employment Agreement between Carole Argo and the Company.

10.3	Employment Agreement between Kenneth Mueller and the Company.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Schedule TO filed by the Registrant with the Securities and Exchange Commission on September 21, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(b)	We filed Current Reports on Forms 8-K on July 29, 2004 under Items 7 and 12, August 4, 2004 under Items 7 and 12, September 15, 2004 under Item 1.01, and September 17, 2004 under Item 4.02.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET INC.

November 9, 2004	/s/ Anthony A. Caputo

ANTHONY A. CAPUTO

Chairman and Chief Executive Officer

November 9, 2004	/s/ Ken Mueller

KEN MUELLER

Senior Vice President and Chief Financial Officer