Form 10-Q/A
period 2004-03-31
SAFENET INC
filed 2004-11-17
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment to SafeNet, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, which was filed with the Securities and Exchange Commission on May 10, 2004, is being filed to correct the following amounts in the unaudited consolidated statement of cash flows for the three months ended March 31, 2004.

•	An error in the “Depreciation and amortization of equipment.” Such amount should have been $562, not $2,324; and

•	An error in the amount recorded for “Other Assets.” Such amount should have been $991, not ($771).*

The amounts recorded for “Net increase in cash and cash equivalents” and “Cash and cash equivalents at end of period” were correctly reflected.

Additionally, in connection with these corrections described above, the “Liquidity and Capital Resources” section of “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been revised to reflect that for the three month period ended March 31, 2004, compared to the same period in 2003, cash used in operating activities increased by $3.0 million rather than $1.3 million increase, and cash provided by investing activities increased by $51.9 million rather than $50.1 million. No further changes have been made to the Form 10-Q.

In connection with the filing of this amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, SafeNet, Inc. is including certain currently dated certifications. This amendment continues to speak as of the date of the original filing of the Form 10-Q and the Company has not updated the disclosure in this amendment to speak to any later date.

* In the Current Report on Form 8-K filed by SafeNet on September 17, 2004, SafeNet disclosed that it had determined there had been an error in the amount of “Cash received upon acquisition of Rainbow, net of cash paid.” Upon further investigation and evaluation, SafeNet has concluded that this amount was correct and that the amount for “Other Assets” should be corrected as set forth in the 10-Q/A.

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

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
		(Restated - Note 1)
Cash flows from operating activities:
Net loss	$(456)	$(9,734)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of acquired in-process research and development costs	—	7,900
Depreciation and amortization of property and equipment	562	509
Amortization of computer software development costs	77	119
Amortization of other intangible assets	2,663	1,923
Amortization of unearned compensation	361	—
Income tax benefit related to stock option exercises	—	1,375
Restructuring charge	1,485	—
Deferred income taxes	(842)	(588)
Amortization of unfavorable lease liability	(179)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,144)	(1,892)
Inventories, net	(1,940)	1,359
Prepaid expenses and other current assets	174	391
Accounts payable	(1,262)	2,598
Accrued salaries and commissions	(2,306)	(3,059)
Accrued severance and related acquisition costs	509	—
Accrued income taxes	226	455
Other accrued expenses	239	(1,361)
Advanced payments and deferred revenue	368	554

Net cash (used in) provided by operating activities	(2,465)	549

Cash flows from investing activities:
Maturities of held to maturity securities	—	7,961
Purchases of available for sale securities	(22,825)	(4,511)
Proceeds from sales of available for sale securities	17,398	—
Purchases of property and equipment	(1,132)	(658)
Expenditures for computer software development	(57)	(110)
Cash received upon acquisition of Rainbow, net of cash paid	60,344	—
Cash received upon acquisition of Cylink, net of cash paid	—	310
Deferred acquisition costs	(447)	—
Cash paid for Raqia, net of cash acquired	—	(1,240)
Other assets	991	629

Net cash provided by investing activities	54,272	2,381

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	1,915	262
Costs associated with the registration of shares	(153)	—

Net cash provided by financing activities	1,762	262

Effect of exchange rate changes on cash	295	(191)

Net increase in cash and cash equivalents	53,864	3,001
Cash and cash equivalents at beginning of period	21,651	3,399

Cash and cash equivalents at end of period	$75,515	$6,400

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

     For the three month period ended March 31, 2004, compared to the same period in 2003, cash used in operating activities increased by $3.0 million. Cash provided by investing activities increased $51.9 million, primarily due to cash received from the Rainbow acquisition of $60.3 million which was offset by cash paid for short term securities, yielding a net use of cash of $8.9 million. Cash provided by financing activities increased $1.5 million, which is mainly attributed to an increase in cash received from stock option exercises and purchases under the Employee Stock Purchase Plan of $1.7 million.

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

SAFENET INC.
November 17, 2004	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO
Chairman and Chief Executive Officer

November 17, 2004	/s/ Ken Mueller
KEN MUELLER
Chief Financial Officer