Form 10-K
period 2004-12-31
SAFENET INC
filed 2005-03-16
CIK 850313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-20634
SafeNet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1287752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4690 Millennium Drive Belcamp, Maryland (Address of principal executive offices)	21017 (Zip Code)
Registrant’s telephone number, including area code:
(410) 931-7500
Securities registered under Section 12 (b) of the Exchange Act:
NONE
Securities registered under Section 12 (g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	NASDAQ National Market
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ National Market on June 30, 2004 was approximately $523,300,000. All executive officers and directors of the Registrant have been deemed, solely for the purpose of this calculation, to be “affiliates” of the Registrant. This determination of the affiliate status is not necessarily conclusive.
      The number of shares of the registrant’s Common Stock outstanding as of March 10, 2005 was 24,538,977.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates information by reference from the Registrant’s proxy statement for the Annual Meeting of Stockholders, which proxy statement in definitive form will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2004.

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
Overview
      We develop, market, sell, and support a portfolio of hardware and software information security products and services that protect and secure digital identities, communications, and applications. Our products and services are used to create secure wide area networks (WANs) including asynchronous transfer mode (ATM), Frame, Link, and Synchronous Optical Networks (SONET), virtual private networks over the Internet (VPNs); wireless networks including 802.11, security management, intrusion prevention, software anti-piracy and revenue protection; and identity management to prevent security breaches that could result in unauthorized access to confidential data, invasion of privacy and financial loss. Our information security solutions allow our customers to lower the cost of deploying and managing secure, reliable private networks and enable the use of the Internet and wireless networks for secure business communications and transactions with customers, suppliers, and employees.
      SafeNet technology is the de facto standard in remote access client software and a market leader in USB authentication tokens that eliminate user names and passwords; Secured Socket Layer (SSL) acceleration devices providing fast and secure online transactions; software security, and licensing products preventing software piracy; high-assurance security products; and SecureIP Technology licensed to Internet infrastructure manufacturers, service providers, and security vendors.
      SafeNet’s full range of security capabilities and products include:

•	Core encryption: WAN, VPN, SSL VPN, two-factor authentication, wireless VPN, satellite link encryption;

•	Communication security;

•	Digital rights management;

•	Digital identities;

•	Adding other security applications, such as intrusion detection, anti-virus, firewalls, and content inspection technology;

•	SafeEnterprisetm Security System to address the enterprise security needs of government and commercial customers; and

•	Security for wireless devices, PCs and personal devices.
      Our products are based on industry standard encryption algorithms and communication protocols that allow for integration into large networks and interoperability with other market-leading network devices and applications. Our solutions incorporate our security technologies, including our silicon chips, smart cards, USB tokens, network appliances, client software, and management software, to provide a vertically integrated solution that addresses the stringent security needs of our customers. Our products enable our customers to expand their existing networks efficiently and to integrate these networks with lower-cost VPNs. Our security products are centrally managed with our management software, which enables policy management and the secure, scalable monitoring of network devices, applications, network traffic, and security events.
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
      On December 15, 2004, we completed the acquisition of Datakey, Inc., which expanded our customer base and product offerings to include token-based solutions that simplify enterprise-wide access and identity management. Operations of Datakey are in the process of being integrated into our Enterprise Security Division.
      On March 15, 2004, we completed the acquisition of Rainbow Technologies, Inc. Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments. This merger with Rainbow has had and will continue to have a significant impact on our operations going forward.
      On November 18, 2003, we completed the acquisition of the Original Equipment Manufacturers (OEM) Products Group of SSH Communications Security Corp, a company based in Finland. The business acquired included SSH’s VPN client software and security and networking toolkits.
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
Industry Background
      Enterprises increasingly require secure and reliable networks to conduct electronic commerce, collaborate with customers, and provide remote access for employees. The pervasive use of WANs and the Internet is substantially increasing the volume of electronic communications, transactions and the demand for network security products and services.
      Today, large networks contain numerous points of vulnerability, which can make passwords, network architecture, and other critical information vulnerable to attack. Communications may pass through dozens of countries, over satellites, through numerous operating systems in computers and routers, and through a variety of organizations or communications providers and their premises. Consequently, multiple parties have access, or can acquire access, to proprietary data within these networks. Because of this exposure, enterprises must have access to secure paths of communication.
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
      Some network security products emphasize one or more forms of security technology other than VPNs, such as firewalls, intrusion detection, and anti-virus. Firewalls use filtering technology to control external access to an enterprise network. Intrusion detection, or intrusion prevention, is intended to alert network operators of attempts to penetrate customers’ networks. Similarly, anti-virus products address the prevalence of virus attacks that proliferate through the Internet, and migrate into private networks through their users’ computers. We believe that encryption and authentication should be the first line of defense in the network’s security strategy, with firewalls, intrusion detection and anti-virus solutions providing additional defense for communications received from remaining, unsecured sources. We further believe that encryption, by protecting the privacy of the information, ensuring the integrity of the data and authenticating the source and destination of the communication, is the foundation technology upon which a secure network can be built.
      Today’s economy survives on communication — from small businesses to globe-spanning enterprises to government, all require flexible solutions that connect their organizations together and enable the flow of information. Virtual Private Networks (VPNs) have become the overwhelming choice to connect remote workers, branch offices, and wide area networks together using public networks like the Internet. But while VPN gateway hardware addresses the needs of the network and remote access entry points, every VPN also consists of hundreds of individuals who need remote access from their laptops and desktop computers while in small offices, at home, or while traveling.
      As a market leader in VPN technology, SafeNet has designed a SSL VPN remote access solution to address the needs of every remote access user which includes an advanced VPN client offering AES encryption, device authentication, and FIPS validation for high-security, mission critical remote access as well as an SSL VPN appliance providing instant remote access using SSL encryption to all communications over the Internet from a standard Web browser. All SafeNet remote access solutions support two-factor authentication for your digital identity.
      Software is one of the most valuable assets of the Information Age, running everything from PCs to the Internet. As the number of computers grows, so does the rate of software piracy. Protecting valuable intellectual property and securing revenues are now critical concerns for every software development company. Development of software applications requires major investments in time, money and other resources. Software piracy denies developers their rightful return on investment. In addition, it harms paying customers, who ultimately bear a substantial portion of the cost of software theft in the form of higher license fees.
      We believe that developing the necessary tools for protecting revenue rights has become yet another strong security effort for us. The SafeNet product offering has been the industry’s most trusted anti-piracy solution for more than 20 years, now protecting more than 35 million applications worldwide. With an ongoing commitment to quality products and superior customer service and support, We deliver necessary solutions to help developers defend their applications against the growing threat of software piracy as well as anti-piracy hardware keys to help protect revenues and defends markets against software piracy and licensing non-compliance.
      Critical infrastructures cannot afford downtime. The lives and well-being of citizens and military personnel depend on impenetrable network security. Government, finance, utility, communications, medical, and research companies need a high performance solution that also provides extraordinary network security.
      SafeNet has developed a complete family of devices for encrypting high-speed communications, offering the flexibility to encrypt data at the Physical (Layer 1), Data Link (Layer 2), and Network layers (Layer 3), and providing the ideal solution for implementing high-speed encryption without changing an organization’s existing network infrastructure. We believe our product line exceeds the industry standards for performance, HighAssurance, and management traditionally offered by network equipment providers.
      Whether maintaining or deploying a Synchronous Optical Network (SONET) or Synchronous Digital Hierarchy (SDH) network, SafeNet provides the highest level of encryption protection. SONET Encryptors from SafeNet are now being deployed by larger banks, utilities, and Federal Government agencies. They offer extremely high level security (at 100 million key combinations per second, it would take longer than the age of the universe to decode the encryption). They are also more bandwidth-efficient, which results in a noticeable increase in network performance. And we believe they are faster, easier, and less intrusive to implement than earlier technology.
The SafeNet Solution
      We develop, market, sell, and support a portfolio of hardware and software network security products and services that provide secure communications and data services over WANs and VPNs. Our products and services address a wide range of customer and market needs. Through our Enterprise Security Division, we sell high-performance security solutions to address the high-level security needs of governments, financial institutions, and other security-sensitive commercial customers. By providing a solution that incorporates our security technologies, including our silicon chips, appliances, servers, client software, USB tokens and smart cards, and management software, we are able to provide a vertically integrated solution that addresses the stringent security needs of these customers.
      For the development of technology for top secret and Type 1 secure data, voice, fax, and other electronic communication, we are a leading developer and manufacturer of NSA-certified, high-reliability cryptographic microcircuits, ground units, and flight units for space communication. Our communications security devices include network link encryptors, and crypto cards as well as advanced ASICs and cryptographic/acceleration equipment used in sensitive electronic messaging.
      From its beginnings, we have pioneered innovative information security solutions critical to Homeland Security — solutions that demand the utmost from solution providers. Time-to-market, quality and reliability are just a few of the key components. Our history, renown, and expertise enable these key components for any Information Security (INFOSEC) application or environment. As a leading manufacturer of high-grade encryption and decryption equipment essential to homeland security and critical infrastructure protection, our research and development personnel, product manufacturing teams, and facilities operate at the forefront INFOSEC technology. Because satellite uplink commands must be encrypted and authenticated to assure legitimate control of the satellite and its operation, as well as sensitive and classified communications via satellite must be encrypted to protect them from interception and compromise, we develop and maintain space communications security for government and commercial customers.
      We also provide, through our Embedded Security Division, a broad range of security solutions, including silicon chips, accelerator cards, servers, licensed intellectual property, and software products, to OEMs that embed them into their own network and wireless products. Added to this are our Rights Management solutions including anti-piracy and revenue protection software and hardware. These solutions provide application developers, content publishers, and appliance manufacturers with the solutions they need to convert sharing of digital media from a revenue drain into an efficient distribution channel — securely leveraging the power of personal networking.
ENTERPRISE SOLUTION BENEFITS:

•	Broad Product Line. We offer our WAN and VPN solutions as a system that integrates our hardware and software products, or separately as discrete hardware and software products. This enables us to address the needs of large enterprise customers who require complex and integrated systems, as well as customers who may require individual hardware or software components. Our products and services enable our customers to expand their existing WANs efficiently and to integrate these networks with lower cost Internet technologies.

•	High Level of Security. Our products and services have been designed to meet the high level security needs of our government, financial institution and other commercial customers. We have sold our products and services to other key government agencies, including the Department of Defense, which has used them for battlefield command-and-control applications. In addition, we are developing chips to address classified government security needs and the security requirements of critical infrastructure, such as banks and utilities, as required by the Department of Homeland Security. Our products are designed to meet the standards set forth in the U.S. government’s Crypto Modernization Program.

•	High Performance Systems. Our appliances are designed to maximize the performance of our solutions across WANs and the Internet. Using our VPN products, our customers are able to transmit secured data at up to 1 Gbps of bi-directional throughput. Our products can support up to 10,000 IPSec tunnels and a maximum of 100,000 simultaneous secure transactions with minimal degradation in network performance.

We added an appliance that offer encryption over SONET. With high-speed throughput and extremely low latency these products are ideal for high-speed data and time-sensitive voice and video applications. It employs the federally endorsed AES algorithm with the flexibility to be deployed in OC3/STM1 (155Mbps), OC12/STM4 (622Mbps), OC48/STM16 (2.4Gbps), and OC192/STM64 (10Gbps) SONET networks.

•	Ease of Deployment and Management. Our products require minimal configuration and can be deployed quickly and cost-effectively by end-user customers. Our WAN and VPN security products are centrally managed with our security management software, which enables policy management and cost-effective, secure, scalable monitoring of network devices and applications, network traffic, and security events.

•	Standards-Based and Network Compatible. We offer products that are based on industry and government standards, including certain required standards, and accepted network communication protocols. These standards and protocols allow our products to interoperate with a large number of products from other vendors.
EMBEDDED SOLUTION BENEFITS:
      In addition to some of the benefits discussed above, our Embedded products have the following benefits:

•	Ease of Development. We offer a complete development environment in which OEMs can build a wide variety of encryption products. This allows OEMs to accelerate time to market, reduce development costs and provide system-level implementation of encryption technology.

•	Flexible Packaging. Our core technology is available for license to OEMs in various forms, such as embedded intellectual property blocks, silicon chips, or accelerator cards. In particular, embedded intellectual property allows selected elements of our VPN technology to be adapted in single or multiple implementations. This feature allows OEMs to incorporate selective blocks in their silicon chips or processors, resulting in cost effective, high throughput, low power consuming designs.

•	Price to Performance. Our products are designed for rapid and cost-effective implementation and to match the stringent cost requirements of our customers with their performance needs. As such, our development staff follows a design approach to reduce overall product costs.
Strategy
      Our objective is to be the leading provider of products and services that enable secure digital identities, secure communications, and secure applications over WANs, wireless networks, and the Internet. To achieve this objective, we continue to pursue the following strategies:

•	Extend our Technology and Introduce New Products. We intend to leverage our technology and product strength and expertise to further expand our core product functionality, continue to develop complementary products, and expand our target market. We will continue to invest in research and development and expect to announce new product and technology offerings during 2005. We have assembled a team of experienced developers and engineers with security expertise and encourage a corporate culture that fosters continuous product innovation.

•	Further Penetrate our Existing Enterprise Customer Base. We have an established customer base of government, financial institution and other commercial enterprises. The strategic importance of our products allows us to develop long-term relationships with the key technology and security decision-makers within our customer base. The breadth of our existing enterprise product line allows us to address a wide range of customer needs. We intend to generate incremental sales from our existing customer base through the introduction of new and enhanced products and services. We believe that the acquisitions of Rainbow Technologies and Datakey will continue to provide us with an opportunity to sell new products and services into the larger combined customer base.

•	Target the Government and Financial Institution Markets. We have established and created a Government Solutions Sales Unit to focus not just on government agencies and departments, but also on systems integrators to produce more multi-year large dollar contracting opportunities. We intend to expand our position in these markets and leverage this position to target new high growth market opportunities as they arise. For example, our subsidiary Mykotronx, Inc. delivered nearly 100 of its KIV-7HSB high assurance encryption products to a major Homeland Security systems integrator.

•	Further penetrate the Digital Rights Management market. We have established a Rights Management Business Unit as part of our Embedded Security Division to develop new initiatives for its Sentinel brand of software protection and license management products.. Through this new business we have begun to offer the next generation in digital rights management software with Sentinel UltraPro.

•	Expand Strategic OEM Relationships and Other Distribution Channels.We intend to continue to focus on our OEM relationships and to expand distribution channels to develop new markets. We believe that these relationships allow us to provide our security solutions to the largest number of end-user customers. We sell a variety of security products to OEMs, including silicon chips, accelerator cards, licensed intellectual property, servers, and software products. For example, we teamed our Luna Series of products with Adobe’s document services to help customers deploy more secure documents on the Adobe Intelligent Document Platform. We offer comprehensive training and marketing programs to support our OEMs and channel partners. We intend to further develop our relationships with system integrators for the government sector and value added resellers for international markets. For example, Ingram Micro joined SafeNet’s Security Partner Alliance Program in 2004.

•	Target the Wireless Market. We continue to target the wireless communications market, expanding our reach from semiconductor companies to handset and cell phone manufacturers. We are currently in the process of developing additional security technology that will address the growing need for secure wireless communication.

•	Pursue Strategic Acquisitions on a Selective Basis. We explore acquisitions from time to time to acquire businesses, products or technologies that we believe will enhance and expand our current product offerings and our customer base.

Products, Services and Technology
      Our Enterprise products and services are typically sold to government agencies, financial institutions and other commercial customers. Our Embedded products are typically sold to OEM customers as components, such as silicon chips, accelerator cards, licensed intellectual property and software.

Enterprise Solutions
      SafeEnterprisetm Security System. SafeEnterprise Security System provides security solutions for government and financial institutions that require a high level of security to protect their networks from unauthorized access and to protect sensitive information as it travels over both WANs and the Internet. These solutions, which include both appliances and software that can be sold as an integrated turnkey solution or separately as discreet hardware and software products, consists of network gateways, backbone encryptors, remote access, client software and our management software. The SafeEnterprise system provides management functionality, including policy creation, policy enforcement, network monitoring, activity auditing and troubleshooting. SafeEnterprise provides a secure solution for both WANs (ATM, frame relay, link, and SONET) and the Internet.

      Appliances. The SafeEnterprise Security System includes HighAssurance Gateways that employ the U.S. government endorsed Triple Data Encryption Standard (3DES) and Data Encryption Standard (DES) algorithms and Advanced Encryption Standard (AES) algorithms. In addition, the SafeEnterprise Security System also includes ATM, Frame, Link and SONET Encryptors that employ 3DES and DES algorithms and the iGate SSL appliance.

•	HighAssurance Gateways: Our HighAssurance Gateway line provides a portfolio of IPSec VPN gateways covering small, medium and large network requirements. The gateways are differentiated by the performance needs of the network and where they are placed in the network. Our gateways integrate advanced features, such as load balancing and fail-over, secure multi-casting, firewalls and routing, and are all IPSec standards-compliant. HighAssurancetmGateways include the HighAssurance 500 Gateway, the HighAssurance 1000 Gateway, HighAssurance 2000 Gateway, and the HighAssurance 4000 Gateway.

•	SafeEnterprise iGate SSL Appliance: SafeEnterprise iGate SSL Appliance gives users the ability to access their core applications through any high-speed Internet connection without a VPN client. Applications that were not available before through a browser because of security concerns can now be pushed out to remote users easily.

•	ATM Encryptor: The SafeEnterprisetm ATM Encryptor provides data privacy and access control for connections over public and private ATM networks and protects all workstations, servers and other end nodes connected to a local area network. This product allows the flexibility to choose desired interface modules across a range of speeds up to OC-12.

•	Frame Encryptor: SafeEnterprisetm Frame Encryptor provides security for frame relay networks at speeds up to 52 Mbps. This product is used across a wide range of frame relay networks and applications.

•	Link Encryptor: SafeEnterprisetm Link Encryptor secures sensitive data transmitted over high-speed, point-to- point, or dial-up communication links at speeds up to 52 Mbps. The Link Encryptor is designed for organizations that rely heavily on close-looped secure networks for the transport of highly sensitive data.

•	SONET Encryptor: The SafeEnterprise SONET Encryptor has been designed to integrate transparently and simply into one SONET/SDH network architecture. High-speed throughput and extremely low latency make it ideal for high-speed data and time-sensitive voice and video applications. It supports both path and line SONET/SDH encryption at various rates and distances.

Digital Identity and PKI Solutions

•	iKey: — Personal Two-Factor USB Authentication Token is a USB-based two-factor authentication token that provides a very cost-effective and easy-to-use control for multiple applications and network services, as in VPNs, and controls Intranet, Extranet, and Internet access. The iKey can also be used in Public Key Infrastructure (PKI).

•	SafeNet Smart Cards: SafeNet designs all of its smart cards and tokens with security, interoperability, convenience and performance in mind. Our smart cards and tokens are validated for federal information processing standards (FIPS) 140-2 Level 2, an important U.S. government certification that demonstrates the card/token’s cryptographic strength and security.

•	SafeNet Axis: is a complete software and smart card solution that delivers simplified and secure Single Sign-On (SSO) for a full range of enterprise applications and network resources.

•	SafeNet CMS (Card Management System): is a Web-based smart card/token and digital credential management solution for enterprises that is used to issue, manage, and support SafeNet cryptographic smart cards and SafeNet iKeytm USB tokens for identity-based applications throughout the organization. SafeNet CMS gives enterprise customers a powerful, interoperable, and secure system that reduces the cost of deploying and supporting smart cards and iKeys.

•	The SafeNet Luna® family of products comprises a complete range of hardware security solutions for digital identity applications. Luna products feature true hardware key management to maintain the integrity of encryption keys. Sensitive keys are created, stored, and used exclusively within the secure confines of the Luna hardware security module (HSM) to prevent compromise.

•	Luna SA Flexible, scalable, high-performance network-attached hardware security module

•	Luna SP Java application security appliance

•	Luna CA3L A PKI Root Key hardware security module
      Software. The SafeEnterprisetm Security System includes the following software products:

•	Security Management Center: Our Security Management Center product provides security management for our VPN and WAN appliances and software clients, including authentication, definition and enforcement of security policy, configuration, monitoring and audit capabilities. The Security Management Center allows customers to manage all aspects of their VPN and WAN networks and allows for easy migration from WAN to VPN technology. The Security Management Center is a Java-based management platform.

•	Luna PKI Toolkit: The Luna PKI Toolkit features robust APIs, proven hardware, and expert support to speed development of custom PKI-enabled applications without requiring specialized security knowledge or lengthy development cycles.

•	SoftRemote: SoftRemote allows for remote access to corporate networks. This product provides VPN access capabilities for desktops and portable computers for all versions of Microsoft® Windows®, including Windows XP®. The client software provides secure client-to-client or client-to-gateway communications over the Internet, dial-up connections and wireless local area networks. Key features include personal firewall capabilities and support for strong two-factor authentication through industry-standard smart cards. SoftRemote additionally includes policy protection and support for browser certificates. We also sell versions of our SoftRemote VPN client software to OEMs who are able to co-brand the client and offer it as part of their overall solution.

•	HighAssurancetm Remote: The HighAssurancetmRemote client is based on SoftRemote, which contains additional security features for the U.S. government and other agencies. The Department of Defense has purchased a two-year license for HighAssurancetm Remote for government-wide use. HighAssurancetm Remote is FIPS certified.

•	SoftRemoteLT: SoftRemoteLT is a streamlined version of SoftRemote that offers all the features of SoftRemote except for personal firewall capabilities.

•	SoftRemotePDA: SoftRemotePDA is based on SoftRemote and designed specifically to extend VPN access to mobile devices, such as personal digital assistants, or PDAs. SoftRemotePDA is designed to combat the vulnerabilities in wireless communications by applying the IPSec technologies utilized by SoftRemote to handheld portable devices. It allows PDA users to securely communicate over wireless links to retrieve email, access corporate information from a network or browse the Internet. SoftRemotePDA is available for both Palm OS® and Pocket PC® handheld devices.
      Services. The SafeEnterprisetm Security System includes the following service:

•	SafeNet Trusted Services: SafeNet Trusted Services provides a complete outsourced VPN solution. Our managed services allow organizations to implement our VPNs without the investment in equipment, facilities and security expertise. SafeNet Trusted Services provides system availability in excess of 99.9% and our primary network operations center, located in Belcamp, Maryland, has been approved by several U.S. government security organizations. Qualified security specialists perform around-the-clock functions necessary to maintain VPN security, including providing help desk services and other maintenance functions. SafeNet Trusted Services specialists work closely with the customer to define and implement its security policy.

Borderless Security
      Our borderless security solution is a new approach to resolving the information security problems of today’s widely distributed, heterogeneous computing environments. Our solution, known as the borderless security platform, combines authentication, authorization, and confidentiality-wrapped with robust management into an easily deployed and easily managed solution that minimizes the challenges associated with perimeter-based solutions and security point products from multiple vendors. The platform enables granular authentication and authorization to applications, files, and networks, and provides enforcement of role and risk-based authorization policies. This approach is based on open standards, providing an organization with the ability to deploy all or part of the solution, each of which easily co-exists and complements existing technologies and consists of Client, Server, and Management components, tightly integrated in easy-to-deploy packages.
      These uniquely packaged components provide a product that merges authentication, Single Sign-On authorization, and confidentiality into one tightly integrated solution for all Web and non-Web applications and resources. With rapid deployment capabilities that leverage and protect existing technology and infrastructure investments, these components allow business units or organizations to respond quickly to opportunities that require electronic access to data by customers, partners, or suppliers.

Mykotronx Products
      SafeNet Mykotronx is a premier manufacturer of high-grade INFOSEC and COMSEC devices for use in space and other sensitive digital communication environments.
      Space Communications Security: SafeNet Mykotronx offers a wide variety of cryptographic ASIC solutions for both space and commercial voice and data applications. For voice and data applications, our single chip cryptographic solutions include the MYK-82A (“Capstone”), Krypton, and MYK-85 Key Management Unit. For network server acceleration, we offer FastMAP and NSOC3 integrated circuits which provide the most advanced performance features for public-key cryptography and IPSec processing. And For space applications, SafeNet Mykotronx ASIC products include:

•	For commercial applications, the MYK-42 Centurion VLSI, and MYK-41 DES VLSI microcircuits.

•	In the Caribou category, the U-TXZ microcircuit.

•	In the Pegasus category, the KGV-227 VLSI microcircuit.

•	In the KI-23 category, the MYK-1 microcircuit.

•	In the KG-28/46 category, the MYK-11 VLSI microcircuit.

•	And in the KG-44 and KG-29/57 categories, the KG-44 LSI microcircuit.
      Cryptographic Cards: Addressing Type 2 Encryption/ Decryption, Secure Hash, and Key Exchange, the SafeNet Mykotronx FORTEZZAtm Crypto Card implements cutting-edge cryptographic security and authentication methods in a PCMCIA hardware token for Government and commercial applications. Self-contained, standardized, and easily integrated, the Card provides the ultimate in portable security, together with on-board storage of user credentials, keys, and digital certificates. Fully FORTEZZAtmcompliant, the card incorporates the National Security Agency-certified CAPSTONE RISC-based cryptographic processor. It is the hardware crypto token chosen to secure the Defense Messaging System (DMS).
      A breakthrough in PCMCIA Technology and used by the Government to protect top secret information, the FORTEZZAtm Plus Cryptocard is the next-generation solution for both current and evolving information security (INFOSEC) applications. MISSI compatible and PC CARD 95, 16-bit data I/ O compliant, the FORTEZZAtm Plus Cryptocard is the cryptographic engine for the Secure Terminal Equipment (STE). The size of a credit card, FORTEZZAtm Plus takes advantage of such commercial network technologies as ISDN to deliver high quality secure digital voice/data services. Self-contained, standardized, and easily integrated, the Card provides the ultimate in portable security, together with on-board storage of user credentials, keys, and digital certificates. In addition, the card incorporates the National Security Agency-certified Krypton 4C RISC-based cryptographic processor.
      Network Security: The new KIV-7HSB is specifically designed to operate in Time Division Multiple Access (TDMA) architectures to provide secure high bandwidth, wide area, networked data exchange via MILSTAR satellites over a broad range of data rates. It fully accommodates all complex handshaking and resynchronization durations encountered during normal TDMA system operations. A direct replacement for the KIV-7, KIV-7HS and KIV-7HSA modules, the KIV-7HSB maintains full interoperability with KG-84, KG-84A and KG-84C, KIV-7, KIV-7HS and KIV-7HSA units currently installed in traditional, non-TDMA, applications.
      The SafeNet Mykotronx WLA-7HS Wireline Interface Adapter Module was developed specifically to interface communications equipment with field wire at data rates from 1.2 kbps to 2.048 Mbps at distances up to 4 kilometers. A user-friendly menu-driven operator interface simplifies programming of all operational features. The standard EIA-530 ciphertext interface supports direct connection to the KIV-7HS and the entire KIV-7 family of products. It also facilitates connections with other communications equipment requiring connectivity to field wire.

Embedded Solutions.
      Software Solutions. We provide OEMs with the following portfolio of software and software toolkits:

•	CGX Library

•	CGX Mobile Library

•	QuickSec IPS

•	QuickSec Toolkit for Access Networks

•	QuickSec Toolkit for SAN

•	Secure Shell Toolkit
      Hardware Solutions. We provide OEMs with the following portfolio of silicon chips and accelerator cards:

•	SafeXceltm: SafeXceltm is our line of silicon chips that addresses the needs of OEMs for embedded, accelerated security. This product line includes high-performance integrated circuits and privacy products for both IPSec and SSL, encryption. Our SafeXceltm product line includes the following series:

•	SafeXceltm Momentum Series. The SafeXceltm Momentum Series of silicon chips is developed for the consumer and small office/ home office, or SOHO, markets. These chips are designed for low cost applications, such as broadband access, SOHO routers, wireless access devices, VPN gateways and firewalls. The Momentum Series includes the following silicon chips.

•	SafeXcel-1140

•	SafeXcel-1141

•	SafeXcel-1741

•	SafeXcel-1840

•	SafeXcel-1841

•	SafeXcel-1842

•	SafeXceltm Velocity Series. The SafeXceltm Velocity Series of silicon chips is designed for higher performing networking appliances, such as routers, firewalls, gateways and remote access servers. The Velocity Series includes the following silicon chips:

•	SafeXcel-2010, which supports 50 Mbps of IPSec throughput; and

•	SafeXcel-ISES, an SSL accelerator used in SSL appliances.

•	SafeXceltm Transaction Series. The SafeXceltm Transaction Series of silicon chips is designed for point-of-sale terminals, keyboards and smart cards, which may be used in e-commerce, financial and medical applications (SafeXcel-810).

•	SafeXceltm Content Inspection Series. This line of silicon chip is targeted at content inspection applications such as intrusion detection and prevention, application firewalls and anti-virus protection. The first product in this series is the SafeXcel-4850 silicon chip, which we developed using technology acquired from Raqia. Our Content Inspection Series enables deep packet inspection, allowing pattern matching at all layers of a communication protocol stack, including the application layer, at wire speeds (SafeXcel-4850).

•	SafeXceltm Cards. SafeXceltm Cards are accelerator PCI cards that provide cryptographic throughput and acceleration for operations such as encryption, hashing, public key computations, key negotiation, signatures and random number generation. SafeXcel Cards include SafeXcel 140-PCI, SafeXcel 141-PCI, SafeXcel 171-PCI and SafeXcel 241-PCT. Also available is a PCI card based on SafeXcel-4850.
      SafeZone IP 2.0. SafeZone IP 2.0 is the hardware security foundation essential to security-sensitive applications such as digital rights management (DRM), m-commerce, consumer entertainment, enterprise applications (VPN, Firewall), and antifraud solutions. Designed for cost-effective integration into any mobile or consumer device, it provides a complete platform supporting secure authentication, key management, decryption of protected content, and robust digital rights management.
      SafeXceltm IP. SafeXcel IP is the delivery of our technology in a form that allows OEMs to embed security in their silicon chips, including products designed specifically for the wireless market. SafeXcel IP is available for license in intellectual property cores or blocks, whereby selected elements of the VPN encryption technology can be adapted in single or multiple implementations. This allows OEMs to incorporate selective blocks in their own silicon chips to allow for cost-effective, high throughput, low power-consuming designs. SafeXcel IP can be licensed in the following blocks:

•	Encryption Engines: DES/3DES, AES;

•	Hash Engines: SHA-1, MD5;

•	Packet Engines: IPSec, SSL;

•	Public Key Accelerators: RSA, DSA, and Diffie-Hellman; and

•	Entropy-based True Random Number Generator (RNG).

Rights Management Solutions.

Sentinel Rights Management Suite
      SafeNet’s Rights Management suite, featuring Sentinel anti-piracy and license management products, enable application developers and appliance manufacturers to defend against the revenue leakage and market erosion caused by piracy and licensing non-compliance and consists of the following products:

•	Sentinel SuperPro Sentinel’s line of intellectual property protection hardware keys;

•	Sentinel UltraPro Sentinel’s latest full-featured line of hardware keys that speed integration, manage licenses and offer the highest level security against piracy and license non-compliance; and

•	Sentinel LM Sentinel’s robust electronic license management software supporting flexible licensing models, dynamic product packaging and electronic license distribution.

Technology
      Our portfolio of VPN security products is based on SecureIP Technologytm. SecureIP Technology is the intellectual property underlying the building blocks of security applications that enable entities to securely use the Internet and other shared networks. SecureIP Technology is implemented in our CGX Library, a library of more than 60 cryptographic commands, processes and interfaces that provides a flexible and secure application that is portable across many processors and operating systems. The CGX Library is embedded in our chips, accelerator cards, and software clients forming a seamless suite of readily embeddable products for our OEM customers. In addition, we apply our security technologies at each layer of the enterprise; not only the embedded technologies, but also in the designs of the gateways and the systems resulting in integrated enterprise security systems with high level performance.
Customers and Customer Support
      The majority of our customers are U.S. government agencies, financial institutions and many of the leading OEMs.
      Our significant end-user (Enterprise) customers include:

•	Government: the U.S. Department of Defense, the National Security Agency, the U.S. Department of State, the U.S. Department of the Treasury, including the Internal Revenue Service, and the U.S. Department of Homeland Security including the U.S. Customs Service and Immigration and Naturalization Service.

•	Financial Institutions: Citigroup, UBS, JPMorgan Chase and SWIFT.

      Our significant OEM (Embedded) customers include:

•	Cisco Systems, Microsoft, WatchGuard, NetScreen, TALLY Systems, Advanced Micro Devices, Texas Instruments and ARM.
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
      We provide limited warranties on our hardware products from ninety days to two years upon delivery of the product. After warranty expiration, clients may purchase an extended warranty support contract. This contract extends warranty service for an additional one-year period, providing repair or replacement of defective products and telephone support. We also offer support on a time and materials basis.
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
      We will continue to devote resources to the latest security technology and to meet the increasing demands of our customers and the market. Our internal research and development expenses were $24.2 million on a historical basis for the year ended December 31, 2004, $14.7 million for the year ended December 31, 2003 and $8.5 million on a historical basis for the year ended December 31, 2002.
Backlog
      Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within five days to 10 weeks of receipt of a customer’s firm purchase order. Our backlog consists of all orders received, where the anticipated shipping date is typically within six months. Because of the possibility of customer changes in delivery schedules or cancellations of orders, our backlog as of any particular date may not be indicative of sales in any future period. We seldom maintain long-term contracts with our customers that require them to purchase our products. Our backlog as of December 31, 2004 was approximately $51.4 million, which we expect to realize in 2005.
Contract Manufacturing
      SafeNet designs and develops or participates in the design and development of all key components of our appliances, software and silicon chips, which are fabricated by contract manufacturers and chip foundries. Our silicon chips are primarily manufactured by Samsung, VLSI, Analog Devices and Toshiba. We outsource the manufacturing of our appliance and token products primarily to ISO 9001/ 2000 registered privately-held contract manufacturers. Where we have high volume operations, SafeNet employees reside at the contract manufacturer on a full time basis to assure our quality levels are maintained and we are allocated appropriate levels of capacity to meet our on time delivery targets. The outsourced operations include engineering prototypes, pre-production runs, full turnkey box-builds and product drop shipments. We also design, specify and monitor all the testing required to meet our internal and external quality control guidelines. Outsourcing allows us to reduce fixed overhead and personnel costs and provides greater flexibility to match product and market demands. In order to maintain control over costs, SafeNet has manufacturing service agreements with all key appliance and token contract manufacturers and has negotiated contract pricing with all chip foundries. However, the unavailability of the contract manufacturers and foundries we utilize could substantially decrease our control of the cost, quality and timeliness of the manufacturing process.
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

      Competitors for our Enterprise Security Division include:

•	General Dynamics, L3 Communications, NetScreen, Thales, Cisco Systems and Nortel Networks.
      Competitors for our Embedded Security Division include:

•	Aladdin, Discretix, HiFn, Cavium and Certicom.
Patents and Intellectual Property
      Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to protect our intellectual property. We own 53 United States and foreign patents and have additional pending foreign and domestic patent applications. Our patents and patent applications protect various aspects of our network security technology and have expiration dates ranging from 2005 to 2022.
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
Employees
      As of December 31, 2004, we had 812 employees, including transitional employees, of whom 63 are engaged in production and quality control, 158 in administration and financial control, 410 in engineering, development, and client support, and 181 in sales and marketing. We employ 464 employees in the United States and 348 employees internationally.
RISKS RELATED TO OUR BUSINESS

We have a history of losses and if we fail to execute our growth strategy, our business could be materially and adversely affected.
      We experienced substantial net losses, as reported in accordance with generally accepted accounting principles in the United States (GAAP), in 2002 and 2003. As of December 31, 2004, we had an accumulated deficit of $24.1 million. We intend to maintain or increase our expenditures in all areas in order to execute our business plan. As a result, we may continue to incur substantial net losses in the future. The likelihood of our success must be considered in light of the problems, expenses and delays frequently encountered in connection with new technologies, the design and manufacture of information technology security solutions, and the competitive environment in which we operate. You should not consider our historical results and recent growth as being indicative of future revenue levels or operating results. We can neither give assurance that we will operate profitably in the future nor that profitability will be sustained if it is achieved.

The loss of significant customers could have a material adverse effect on our business and results of operations.
      We were dependent on four customers for a majority of our consolidated revenues for the year ended December 31, 2004. We have one enterprise customer, a major U.S. Federal Agency, that accounted for 41% of our consolidated revenues for 2004. We had one OEM customer, Cisco Systems, that accounted for 13% of our revenues for 2003. In 2002, Cisco Systems announced the selection of a different vendor for some of its next generation chip technology, which began to impact our revenues in the second quarter of 2003. While Cisco Systems continues to be a major revenue source for us, it is not under any obligation to continue to purchase products and services from us. If our sales to this customer or to our other significant customers decline, our business, financial condition and results of operations could suffer. Any loss of governmental customers could have a material adverse effect on our business and prospects. In addition, we regularly license some of our products to customers who compete with us in other product categories. This potential conflict may deter existing and potential future customers from purchasing or licensing some of our products.

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
      We have experienced significant fluctuations in our quarterly operating results during the last five years and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations including, but not limited to:

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

If our subsidiary, Mykotronx, Inc., were to lose its eligibility as a small business under the rules of the Small Business Administration, it would incur additional costs and charges relating to disclosure, accounting and reporting to the U.S. government.
      We do not believe Mykotronx’s status as a small business has had a material effect on SafeNet’s business. However, the loss of small business status may result in the company incurring additional charges and costs related to disclosure, accounting and reporting requirements applicable to a government contractor (either prime or subcontractor) not qualified as a small business. In addition, Mykotronx would no longer be eligible for small business set asides.

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
      Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to protect our intellectual property. We own 53 United States and foreign patents and have additional pending foreign and domestic patent applications. Our patents and patent applications protect various aspects of our network security technology and have expiration dates ranging from 2005 to 2022. Although we hold several patents and have several pending patent applications that cover aspects of our technology, these patents and patent applications do not protect some of our security products and services. In addition, patents may not issue under our current and future patent applications.
      Confidentiality, other non-disclosure agreements and other methods upon which we rely to protect our trade secrets, proprietary information and rights may not be adequate to protect such proprietary rights. Litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on our financial condition and results of operations regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our intellectual property, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to deter misappropriation of our technology or prevent an unauthorized third party from copying or otherwise obtaining and using our products, technology or other information that we regard as proprietary. Our trade secrets or non-disclosure agreements may not provide meaningful protection of our proprietary information. In addition, others may independently develop similar technologies or duplicate any technology developed by us. We may also be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of our rights may be ineffective in such countries, and technology developed in such countries may not be protected in jurisdictions where protection is ordinarily available. Our inability to protect our intellectual property would have a material adverse effect on our results of operations and financial condition.

Due to the nature of the network security market and our products, our products and technologies could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.
      The network security products we sell are complex by nature and incorporate a variety of technologies and methods. The use of these technologies and methods increases the risk that third parties may challenge the patents issued or licensed to us and the risk that a third party may claim our products infringe that third party’s intellectual property rights. We may not be able to successfully challenge these infringement claims or defend the validity of our patents and could have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.

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
      The network security industry is highly specialized and the competition for qualified employees is intense. We expect this to remain so for the foreseeable future. We believe our success depends upon a number of key employees, such as our Chairman and Chief Executive Officer, our President and key technical personnel, and upon our ability to retain and hire additional key personnel. Several members of our management team have joined us in the last 12 months. It may be difficult for us to integrate these new employees into our existing management team. Further additions of new employees and departures of existing employees, particularly in key positions, can be disruptive and can result in further departures of our personnel. The loss of the services of key personnel or the inability to attract additional qualified personnel could materially and adversely affect our results of operations and product development efforts. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers, sales, technical, marketing, and management personnel.
      In 2001, we entered into a five-year employment agreement with Anthony A. Caputo, our Chairman and Chief Executive Officer. In 2004, the employment agreement was amended to extend the original term from five to seven years. Also, in 2004 we entered into a five-year employment agreement with our President and Chief Operating Officer, Carole D. Argo, and our Senior Vice President and Chief Financial Officer, Kenneth Mueller. However, we have not historically entered into employment agreements with our other employees. This may adversely impact our ability to attract and retain the necessary technical, management and other key personnel to successfully run our business.

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
      The network security industry, the high assurance security industry and the digital rights management industry, are characterized by rapid changes, including evolving industry standards, frequent introduction of new products and services, continuing advances in technology and changes in customer requirements and preferences. We expect technological developments to continue at a rapid pace in our industry. Accordingly, we cannot assure you that technological changes implemented by competitors, developers of operating or networking systems or persons seeking to breach network security will not cause our technology to be rendered obsolete or non-competitive. Even though a significant portion of our business relies on core technology that will and has existed in some version of its current form for many years, there is a portion of our technology that is subject to certain technological changes. Technology changes, software bugs, performance problems or customer requirements may also cause the development cycle for our new products to be significantly longer than our historical product development cycle, resulting in higher development costs or a loss in market share.
      Failure to develop and introduce new products and services and improve current products and services in a timely fashion could adversely affect us. Because of the complexity of our products and services or shortages of development personnel, we have from time to time experienced delays in introducing new and enhanced products and services. These products may require additional development work, enhancement and testing to achieve commercial success. If these or other new or recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve adequate market acceptance. The failure of our new or existing products to achieve or enjoy market acceptance, whether for these or other reasons, could cause us to experience reduced orders, which in each case could have a material adverse effect on our business, financial condition and results of operations.

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
      International sales accounted for approximately 23% of our consolidated revenues for the year ended December 31, 2004. International sales are subject to risks related to imposition of governmental controls, export license requirements, restrictions on the export of critical technology, general economic conditions, fluctuations in currency values, translation of foreign currencies into U.S. dollars, foreign currency exchange controls, tariffs, quotas, trade barriers and other restrictions, compliance with applicable foreign laws and other economic and political uncertainties.
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

Because a significant portion of our total assets is represented by goodwill that is subject to mandatory annual impairment evaluations, we could be required to write off some or all of this goodwill, which may adversely affect our financial condition and results of operations.
      We account for acquisitions using the purchase method of accounting. A portion of the purchase price for a business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. Any excess purchase price, which is very likely to constitute a significant portion of the purchase price, will be allocated to goodwill. In accordance with the Financial

Accounting Standards Board’s Statement No. 142, Goodwill and Other Intangible Assets,goodwill is not amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. When we perform future impairment tests, it is possible that the carrying value of our goodwill could exceed its implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.
RISKS RELATED TO OUR COMMON STOCK

Our stock price has been volatile.
      Market prices for our common stock and the securities of other network security companies have been volatile. For example, the reported sale price of our common stock was as low as $30.66 and as high as $41.80 in the first quarter of 2004, as low as $20.61 and as high as $38.90 in the second quarter of 2004, as low as $22.19 and as high as $30.23 in the third quarter of 2004 and as low as $26.46 and as high as $37.68 in the fourth quarter of 2004. Factors such as announcements of technological innovations or new products by us or our competitors and market conditions for network security company and other technology stocks in general can have a significant impact on the market for our common stock, which could reduce our stock price regardless of our operating performance. We periodically consider acquisitions of companies and capital-raising transactions, which events may also affect the market price for our common stock regardless of our operating performance.

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

ITEM 2.	PROPERTIES
      We assumed Mykotronx’s lease of approximately 64,700 square feet in Torrance California. This space is used for corporate headquarters, sales, product development and finance. The lease, which expires in October 2006 requires annual rent of approximately $0.8 million.
      We lease approximately 62,800 square feet in Belcamp, Maryland, for our corporate and administrative facilities. This space is used for our executive headquarters, Enterprise research and development and SafeNet Trusted Services facility. The lease, which expires in December 2013, has an initial annual lease commitment of approximately $1.2 million with annual increases.
      We assumed Rainbow’s lease of approximately 60,500 square feet (50 Technology) in Irvine, California. This space is used for product development, sales and support. The lease, which expires in July 2005 requires annual rent payments of approximately $0.6 million.
      We assumed Rainbow’s lease of approximately 57,400 square feet in Ottawa, Canada. This space is used for product development and product management. The lease, which expires in November 2010, requires annual rent payments of approximately $1.6 million. There are two subleases in place at this location. The first sublease of 14,000 square feet, which expires in December 2007, provides annual rental income of approximately $0.4 million. The second sublease of 10,865 square feet, which expires in July 2005, provides annual rental income of approximately $0.2 million.
      We assumed Cylink’s lease of approximately 46,700 square feet in Santa Clara, California. This spaces is subleased. The lease, which expires in August 2009, requires annual rent payments of approximately $1.2 million with annual increases. The sublease of the entire area, which expires in August 2009, provides annual rental income of approximately $0.5 million.
      We assumed Rainbow’s lease of approximately 43,600 square feet (8 Hughes) in Irvine, California. This space is subleased. The lease, which expires in December 2005, requires annual rent payments of approximately $1.0 million. The sublease of 38,100 square feet, which expires in December 2005, provides annual rental income of approximately $0.7 million.
      We assumed Rainbow’s lease of approximately 7,900 square feet in Paris, France. This space is a sales office. The lease, which expires in March 2005, requires annual rent of approximately $0.5 million. We expect to exercise an option to purchase the facility in March 2005.
      We lease approximately 77,100 square feet at 9 additional locations globally which support product development, product management, sales and support, customer support, and finance business functions. The leases for these locations expire in years 2005 through 2011. The aggregate annual lease commitments for these locations is approximately $1.5 million.

ITEM 3.	LEGAL PROCEEDINGS
      The Company is not involved in any material legal proceedings, other than routine litigation incidental to the business and other nonmaterial proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED MATTERS
      SafeNet’s Common Stock is listed on the NASDAQ National Market under the symbol SFNT. The following table sets forth the quarterly range of per share high and low closing prices for SafeNet’s Common Stock as reported by the NASDAQ National Market for the periods indicated.

	High	Low

2004
Fourth Quarter	$37.68	$26.46
Third Quarter	30.23	22.19
Second Quarter	38.90	20.61
First Quarter	41.80	30.66
2003
Fourth Quarter	42.95	30.07
Third Quarter	39.85	28.46
Second Quarter	30.94	19.70
First Quarter	32.21	16.47
      On March 10, 2005, the last reported per share sale price of SafeNet’s Common Stock on the NASDAQ National Market was $30.87. As of that date, there were approximately 308 holders of record of the Common

Stock. We have not paid dividends on our Common Stock and intend for the near future to retain earnings, if any, to finance the expansion and development of our business.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected financial data set forth below as of and for each of the five years ended December 31, 2004 is derived from our audited financial statements. The selected financial data is qualified by and should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	December 31,

	2004(1)	2003(1)	2002(1)	2001	2000

	(Dollars in thousands, except per share data)
Revenues	$201,600	$66,194	$32,235	$16,462	$25,278
Cost of revenues	99,275	16,837	8,963	4,525	5,834

Gross profit	102,325	49,357	23,272	11,937	19,444

Research and development expenses	24,249	14,664	8,504	6,118	6,342
Sales and marketing expenses	28,626	14,929	7,341	5,061	4,756
General and administrative expenses	16,564	6,716	3,852	2,203	2,681
Write-off of in-process research and development	—	9,681	3,375	—	—
Costs of integration of acquired companies	15,908	3,934	256	—	—
Amortization of intangibles	8,676	4,710	1,488	—	—
Amortization of unearned compensation	5,925	—	—	—	—
Restructuring charge	1,300	—	—	—	—
Recovery of Cyberguard advance	—	—	—	—	(275)

Total operating expenses	101,248	54,634	24,816	13,382	13,504

Operating income (loss)	1,077	(5,277)	(1,544)	(1,445)	5,940
Investment income and other expenses, net	2,687	807	669	1,336	1,320

Income (loss) from continuing operations before income taxes	3,764	(4,470)	(875)	(109)	7,260
Income tax expense (benefit)	1,581	1,618	(90)	—	—

Income (loss) from continuing operations	$2,183	$(6,088)	$(785)	$(109)	$7,260

Income (loss) from continuing operations per common share:
Basic	$0.10	$(0.54)	$(0.10)	$(0.01)	$1.08

Diluted	$0.10	$(0.54)	$(0.10)	$(0.01)	$1.01

Shares used in computation:
Basic	21,816	11,350	7,730	7,057	6,751

Diluted	22,637	11,350	7,730	7,057	7,195

Balance Sheet Data:
Working capital	$202,659	$111,630	$31,987	$32,385	$33,695
Intangible assets	446,852	67,988	13,900	727	1,516
Total assets	723,978	208,156	55,319	39,877	43,106
Stockholders’ equity	612,586	178,997	48,378	35,459	37,723

(1)	During 2004, 2003 and 2002, the Company completed significant acquisitions as discussed further in Note 4 to the consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS
      The following is a summary of the quarterly results of operations for the years ended December 3l, 2004 and 2003.

	2004 Quarter Ended

	March 31	June 30	September 30	December 31

	(Unaudited — Amounts in thousands,
	except per share data)
Revenues	$24,016	$54,345	$59,450	$63,789
Cost of revenues	9,164	29,001	29,901	31,209

Gross profit	14,852	25,344	29,549	32,580
Operating (loss) income	(855)	(485)	1,642	775
(Loss) income from continuing operations	(456)	408	996	1,235

Net (loss) income	$(456)	$408	$996	$1,235

(Loss) earnings per share, basic:
(Loss) income from continuing operations	$(0.03)	$0.02	$0.04	$0.05

Net (loss) income per share	$(0.03)	$0.02	$0.04	$0.05

(Loss) earnings per share, diluted:
(Loss) income from continuing operations	$(0.03)	$0.02	$0.04	$0.05

Net (loss) income	$(0.03)	$0.02	$0.04	$0.05

Shares used in calculation:
Basic	15,183	23,801	23,976	24,252
Diluted	15,183	25,653	24,558	25,277

	2003 Quarter Ended

	March 31	June 30	September 30	December 31

Revenues	$13,563	$16,511	$17,385	$18,735
Cost of revenues	4,444	4,898	4,289	3,206

Gross Profit	9,119	11,613	13,096	15,529
Operating (loss) income	(9,182)	(2,200)	2,183	3,922
(Loss) income from continuing operations	(9,734)	(2,443)	1,821	4,268

Net (loss) income	$(9,734)	$(2,443)	$1,821	$4,268

(Loss) income per common share, basic:
(Loss) income from continuing operations	$(1.07)	$(0.24)	$0.14	$0.32

Net (loss) income per share	$(1.07)	$(0.24)	$0.14	$0.32

(Loss) income per common share, diluted:
(Loss) income from continuing operations	$(1.07)	$(0.24)	$0.13	$0.31

Net (loss) income per share	$(1.07)	$(0.24)	$0.13	$0.31

Shares used in computation:
Basic	9,083	10,232	12,769	13,281
Diluted	9,083	10,232	13,546	13,987
      During the three months ended March 31, 2003, the Company recorded charges of $3,317 and $4,583 related to the write-off of in process research and development assets acquired in connection with the purchase of Cylink on February 5, 2003 and the purchase of the assets of Raqia Networks on February 27, 2003, respectively. During the three months ended June 30, 2003, the Company recorded additional charges of $34 and $1,747 in connection with the receipt of final valuations related to the write-off of in process research and development assets acquired in connection with the purchase of Cylink and the Raqia Networks assets, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
      We develop, market, sell and support a portfolio of hardware and software network security products and services. Our products and services are used to create secure WANs and VPNs to prevent security breaches that could result in unauthorized access to confidential data, invasion of privacy and financial loss.
      We have two reportable business segments. Through our Enterprise Security Division, we sell high-performance security solutions to address the needs of our government, financial institution and other security-sensitive commercial customers. We also provide, through our Embedded Security Division, a broad range of network security products, including silicon chips, accelerator cards, licensed intellectual property and software products, to OEMs that embed them in their own network infrastructure and wireless products. These divisions are managed separately because they offer different products and employ different marketing strategies (See Note 14 to the accompanying notes to consolidated financial statements).
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
      In February 2002, our management decided to discontinue our Swiss subsidiary operations at GDS, which was formerly our European operations segment (see note 3 to our 2002 audited consolidated financial statements). The decision to discontinue GDS’s operations was based on the amount of its operating and cash losses during 2000 and 2001, as well as a significant downturn in its future business prospects. We transferred certain employees from GDS’s sales and marketing group to our sales group to create a European sales office focused on selling our enterprise products and services in Europe. The operating results of the discontinued businesses has been reported in the discontinued operations section of the consolidated statements of operations.
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
      In November 2003, we acquired substantially all of the assets and properties used in connection with the toolkit, IPVia VPN and VPN client businesses of SSH for approximately $13.6 million in cash. SSH is a world-leading supplier of managed security middleware.
      In March 2004, we completed the acquisition of Rainbow. Rainbow provided information security solutions for mission-critical data and applications used in business, organization, and government computing environments. This merger with Rainbow has had and will continue to have a significant impact on our operations going forward.
      In October 2004, we acquired Datakey, which expanded our customer base and product offerings to include token-based solutions that simplify enterprise-wide access and identity management. Operations of Datakey are in the process of being merged into our Enterprise Security Division.
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
RESULTS OF OPERATIONS OF SAFENET
      The following table sets forth certain of our Consolidated Statement of Operations data as a percentage of revenues for the years ended December 31.

	2004	2003	2002

Revenues	100%	100%	100%
Cost of revenues	49%	25%	28%

Gross profit	51%	75%	72%
Research and development expenses	12%	22%	26%
Sales and marketing expenses	14%	23%	23%
General and administrative expenses	8%	10%	13%
Costs of integration of acquired companies	8%	6%	0%
Write-off of in-process research and development	0%	15%	10%
Restructuring charge	1%	0%	0%
Amortization of intangibles	4%	7%	5%
Amortization of deferred compensation	3%	0%	0%

Total operating expenses	50%	83%	77%
Operating income (loss)	1%	(8)%	(5)%
Investment income and other expenses, net	1%	1%	2%

Income (loss) from continuing operations before income taxes	2%	(7)%	(3)%
Income tax expense	1%	2%	0%

Income (loss) from continuing operations	1%	(9)%	(3)%

      The Company has two reportable segments: products, chips and software designed and manufactured for sale to companies that will embed the Company’s products into their products for ultimate sale to end-users (“Embedded Security Division”), and network security products designed and manufactured for direct sales to end-users and remote access software sold to OEM’s (“Enterprise Security Division”). The segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies (see note 14 to the audited consolidated financial statements).

Year ended December 31, 2004 Compared to Year ended December 31, 2003

Revenues and Gross Margins

			Variance

	2004	2003	$	%

	(Dollars in thousands)
Revenues by type
License and royalties	$9,677	$16,464	$(6,787)	(41)%
Products	172,145	38,797	133,348	344%
Service and maintenance	19,778	10,933	8,845	81%

Total	$201,600	$66,194	$135,406	205%

Revenues by segment
Embedded Security Division	$56,009	$19,269	$36,740	191%
Enterprise Security Division	145,591	46,925	98,666	210%

Total	$201,600	$66,194	$135,406	205%

Revenue mix by type
License and royalties	5%	25%
Products	85%	59%
Service and maintenance	10%	16%

Total	100%	100%

Revenue mix by segment
Embedded Security Division	28%	29%
Enterprise Security Division	72%	71%

Total	100%	100%

Gross margins by type
License and royalties	97%	95%	2%
Products(1)	44%	62%	(18)%
Service and maintenance	91%	88%	3%

Total	51%	75%	(24)%

Gross margins by segment
Embedded Security Division	64%	75%	(11)%
Enterprise Security Division	46%	75%	(29)%

Total	51%	75%	(24)%

(1)	Includes amortization of acquired intangibles ($11,104 and $2,652 for 2004 and 2003, respectively) and amortization of unearned compensation ($516 in 2004, $0 in 2003).
      Revenues increased $135.4 million primarily due to increased product offerings that stemmed from acquisitions, primarily the Rainbow acquisition. Revenue from those product offerings accounted for $134.4 million of the increased revenue, including the related service and maintenance revenue. License and royalties decreased due to several one time sales in 2003, specifically, the execution of six new license arrangements that accounted for $5.7 million in revenue. There were also $1.5 million of new intellectual property licenses during 2003. These sales were not repeated in 2004. Service and maintenance revenue increased due to several acquired maintenance contracts from the Rainbow transaction.
      Revenue increases by segment for the year ended December 31, 2004 over the year ended December 31, 2003 are reflective of several factors. The Embedded Security Division added $37.0 million of revenue from product offerings acquired in business combinations during 2004 that were not available in 2003. Revenues earned by the Enterprise Security Division increased $98.7 million, due primarily to acquired product offerings ($97.4 million).
      The revenue mix by type has changed significantly as the Company’s acquisitions were product-based companies, particularly Rainbow Technologies with a 97% product and 3% service mix, historically. Our integrated product and service offerings will continue to offer growth in all three revenue types but we will remain a product-based company. These products include hardware, appliances, and customized products. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing 27% to 30% of total revenues and the Enterprise Security Division representing the remainder.
      Gross margins for each type of revenue fluctuated for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The fluctuation in product margin was due to the secure communications business, which carries margins in the 20% to 25% range and represents over 40% of the revenues for the current period. The products and services comprising the remaining portion of the revenue base earn average margins from 70% to over 90%.
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

Operating Expenses

			Variance

	2004	2003	$	%

	(Dollars in thousands)
Operating expenses
Research and development	$24,249	$14,664	$9,585	65%
Sales and marketing	28,626	14,929	13,697	92%
General and administrative	16,564	6,716	9,848	147%
Write-off of acquired in-process research and development costs	—	9,681	(9,681)	(100)%
Cost of integration of acquired companies	15,908	3,934	11,974	304%
Restructuring charge	1,300	—	1,300
Amortization of intangible assets	8,676	4,710	3,966	84%
Amortization of unearned compensation	5,925	—	5,925

Total	$101,248	$54,634	$46,614	85%

      Research and development expenses rose due to the increase in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel through several acquisitions in the last 12 to 24 months, including Cylink, Raqia, SSH, Rainbow and Datakey. For 2003, the Company added personnel from Cylink and Raqia in February 2003 and SSH in November 2003. As a percentage of revenue, research and development expenses have decreased from 22% to 12%. The Company has been able to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.
      Sales and marketing expenses increased due to two factors. The first factor is additional headcount added throughout the year, due primarily to the Rainbow and Datakey acquisitions. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing expenses decreased from 23% for 2003 to 14% for 2004. The decrease in the percentage of total revenue was expected as the Company continues to leverage its current product offerings and sales force to handle the additional demand and markets that the Company is moving into throughout the world.
      General and administrative expenses increased due to additional legal and professional fees, as well as increased headcount. There were costs incurred in 2004 associated with compliance with the provisions of Sarbanes-Oxley. We expect to continue to incur compliance related costs, however management does not expect these costs to have a material impact on results of operations. As a percentage of revenue, general and administrative expenses were 10% for 2003 and 8% for 2004.
      In 2003, the Company’s acquisitions of Cylink and the Raqia assets necessitated the write-off of in-process research and development costs totaling $9.7 million in the aggregate (Cylink — $3.4 million; Raqia — $6.3 million). There were no such charges in 2004 associated with the Rainbow or Datakey acquisitions.
      Costs of integration of acquired companies increased $12.0 million from the year ended December 31, 2003 to the same period in 2004. The costs for the 2003 period reflect significant integration and professional fees related to the Cylink acquisition. The costs in 2004 reflect Rainbow and Datakey integration costs. For 2004 the significant costs of integration were approximately $6.7 million of personnel and related costs, $2.9 related to the re-branding of the combined company, and $1.4 million of legal and professional fees. These costs will decrease significantly throughout 2005 as we complete these integrations of people, systems, products and cultures into the combined company in 2005. The decrease is contingent upon any other acquisitions that the Company would execute in 2005.
      The restructuring charges for 2004 of $1.3 million ($0 for 2003) represents an estimated liability to vacate one of our leased facilities. We have been able to consolidate leased facilities as we continue to integrate the businesses we acquired in 2003 and 2004. This restructuring charge may change during the remaining term of the lease as we update our estimates of likely sublease income.
      Amortization of intangible assets increased from $4.7 million for 2003 to $8.7 million for the same period in 2004. The amortization for the 2004 period includes amortization from multiple acquisitions including Cylink, Raqia, SSH and nine and a half months of amortization related to the Rainbow acquisition as well as two and a half months of Datakey. For the same period in 2003, amortization of intangible assets includes eleven months of amortization related to the Cylink acquisition, ten months of amortization related to the Raqia acquisition and two months related to the SSH acquisition. There was no Rainbow cost in 2003. This will continue to be a significant cost to the Company for 2005 and future periods.
      Amortization of unearned compensation is a cost specific to the Rainbow acquisition. It reflects the amortization of the intrinsic value of the unvested portion of common stock options assumed by us in the Rainbow acquisition. We did not assume any unvested options during 2003.

Interest and Other Income, Net

			Variance

	2004	2003	$	%

	(Dollars in
	thousands)
Interest and other income, net	$2,687	$807	$1,880	233%
      The increase in interest and other income is due primarily to increased cash and investment balances that increased interest earned over the prior period.

Income Tax Expense

			Variance

	2004	2003	$	%

	(Dollars in
	thousands)
Income tax expense	$1,581	$1,618	$(37)	(2)%
      The effective income tax rate for the year ended December 31, 2004 is 42%. The overall effective rate was more than the U.S. statutory rate primarily due to the impact of certain acquisition related costs that are not deductible for tax purposes, offset by the tax benefits associated with foreign subsidiaries operating in lower tax rate jurisdictions. In 2003, the effective income tax rate was 36%. The difference between this rate and the U.S. statutory rate was primarily due to the non-deductible write-off of in-process research and development costs and net operating losses in certain foreign subsidiaries for which no tax benefit was recognized.

Year ended December 31, 2003 Compared to Year ended December 31, 2002

Revenues and Gross Margins

			Variance

	2003	2002	$	%

	(Dollars in
	thousands)
Revenues by type
License and royalties	$16,464	$7,398	$9,066	123%
Products	38,797	21,588	17,209	80%
Service and maintenance	10,933	3,249	7,684	237%

Total	$66,194	$32,235	$33,959	105%

Revenues by segment
Embedded Security Division	$19,269	$18,292	$977	5%
Enterprise Security Division	46,925	13,943	32,982	237%

Total	$66,194	$32,235	$33,959	105%

Revenue mix by type
License and royalties	25%	23%
Products	59%	67%
Service and maintenance	16%	10%

Total	100%	100%

Revenue mix by segment
Embedded Security Division	29%	57%
Enterprise Security Division	71%	43%

Total	100%	100%

Gross margins by type
License and royalties	95%	89%	6%
Products(1)	62%	64%	(2)%
Service and maintenance	88%	86%	2%

Total	75%	72%	3%

Gross margins by segment
Embedded Security Division	75%	72%	3%
Enterprise Security Division	75%	74%	1%

Total	75%	72%	3%

(1)	Includes amortization of acquired intangible assets.

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
      Product revenues increased from 2002 to 2003 due to the acquisition of Cylink and its Wide Area Network WAN product line. The product revenue for 2003 that came from Cylink-based products was approximately $19.8 million. Additional revenue came from sales of new products introduced in 2003 totaling approximately $2.3 million. This additional revenue was offset by a decrease in legacy product sales of approximately $2.4 million. The remaining decrease in product revenue was related to the Embedded Security Division’s loss of a significant contract with Cisco Systems early in 2003 that led to a $2.2 million reduction in revenues.
      The increase in service and maintenance revenue from 2002 to 2003 is due to two acquisitions. The first was the acquisition of Cylink in February 2003, adding approximately $6.5 million of service and maintenance revenue in 2003. The second was the acquisition of the OEM product line of SSH in November 2003. In the period of SafeNet ownership, the maintenance contracts acquired in the SSH transaction accounted for $0.3 million of incremental revenue.
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
      Gross margins increased slightly, 3%, from 2002 to 2003. The most significant reason for this was the increase in license and royalty revenue, in dollars and as a percentage of revenues. In 2003, the significant licenses and intellectual property sales were software and technology-based, which offer a higher percentage of gross margins in terms of dollars than our recurring royalty revenue stream or development revenues from our long term government contracts. These higher gross margins were also offset by decreasing product margins resulting from higher component costs for the WAN products compared to our legacy products. Due to several factors: competition, an unsteady economy, and pricing sensitivity of high-end products (such as our WAN products), we chose not to pass those increased costs through to our customers.

Operating Expenses

			Variance

	2003	2002	$	%

	(Dollars in thousands)
Operating expenses
Research and development	$14,664	$8,504	$6,160	72%
Sales and marketing	14,929	7,341	7,588	103%
General and administrative	6,716	3,852	2,864	74%
Write-off of acquired in-process research and development costs	9,681	3,375	6,306	187%
Amortization of intangible assets	4,710	1,488	3,222	217%
Cost of integration of acquired companies	3,934	256	3,678	1,437%

Total	$54,634	$24,816	$29,818	120%

      The increase in research and development expenses from 2002 to 2003 was due to several factors. Headcount increased as a result of the Cylink acquisition and the Raqia acquisition, both in February 2003, as well as the SSH acquisition in late 2003. Several new products and technology offerings were introduced, including two new chip designs within the Embedded Security Division and the HighAssurance product line with SafeNet’s Security Management Center from the Enterprise Security Division. We also continued

development related to our long-term government contracts. Also, we expended significant efforts in 2003, on entering and subsequently expanding our technology and product offerings into the wireless communication market.
      Sales and marketing expenses increased from 2002 to 2003, primarily as a function of revenues. Sales and marketing expenses remained constant as a percentage of sales, 23% in 2003 and 2002. The dollar increases from 2002 to 2003 was a function of increased headcount in the sales and product marketing departments as we continued to introduce new products and expand our presence and awareness within the government, financial institution and OEM sectors. We also invested significant sales and marketing resources into our new and expanding presence in the wireless communications markets. SafeNet will continue to market itself into emerging markets, like wireless communications, as the need for secured communications continues to expand. SafeNet also intends to expand its market presence in EMEA (Europe, Middle East, and Asia) as well as APAC (Asia Pacific) and the Americas.
      General and administrative expenses increased from 2002 to 2003 as the result of increased headcount. Our management and support infrastructure increased by 17 new employees in 2003 (from 11 in 2002 to 28 in 2003). There were additional expenses specific to 2003 related to the adoption of the corporate governance requirements instituted for public companies by the Sarbannes-Oxley Act.
      The write-off of acquired in-process research and development costs for 2003 was directly attributable to the acquisition of the Raqia assets ($6.3 million) and the acquisition of Cylink ($3.4 million). These write-offs represent the estimated fair value of the in-process research and development projects that had not yet reached technological feasibility at the acquisition dates, and had no alternate future use. The values assigned to these acquired in-process technologies relate entirely to three distinct projects: a specific content inspection chip and compiler (Raqia); a specific gateway design for security applications that included specific government certifications (Cylink); and a fully-integrated policy and security manager for multiple platforms and networks that use SafeNet technology (Cylink). The estimated fair values of these projects were determined by the use of discounted cash flow models, using discount rates that took into account the stage of completion, and the risks surrounding the successful development and commercialization of the technology and product. Subsequent to the acquisitions, we incurred approximately $0.5 million in additional research and development charges to complete the development of these technologies. Completion of the development of these technologies occurred during the first quarter of 2003, reaching both technological feasibility and general availability. For 2002, the write-off of in-process research and development costs amounted to $3.4 million, all of which related to the acquisition of Securealink, which was for the in-process research and development of a new application specific integrated circuit that was completed and licensed to a customer in 2002. We incurred an additional $0.8 million of costs to complete this project during 2002.
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
      Costs of integration of acquired companies are costs specifically incurred as a result of integrating the people, products, and technology of Cylink, the Raqia and SSH assets, as well as some preliminary costs for the merger with Rainbow Technologies. The integrations of Cylink and Raqia were substantially completed during the second quarter of 2003. The integration of SSH assets and people was substantially completed in the fourth quarter of 2003. These costs are primarily employee transition costs and professional fees.

Interest and Other Income, Net

			Variance

	2003	2002	$	%

	(Dollars in
	thousands)
Interest and other income, net	$807	$669	$138	21%
      The increase from 2002 to 2003 is attributable to higher cash balances in 2003 generating increased interest income of $0.4 million. In 2002, we received, through our Dutch subsidiary, a grant from the Dutch government for developing technology in the Netherlands of $0.3 million. There was no such grant in 2003.

Income Tax Expense (Benefit)

			Variance

	2003	2002	$	%

	(Dollars in
	thousands)
Income tax expense (benefit)	$1,618	$(90)	$1,708	(1,898)%
      The effective income tax rate for the year ended December 31, 2003 was approximately 36%. This overall rate reflects the recognition of a tax benefit related to the reduction in deferred tax liabilities established in purchase accounting for non-deductible intangible assets, offset by the usage of U.S. net operating loss carryforwards (NOLs) and current year deductions related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options for which the tax benefit is recorded as a direct increase to stockholders’ equity rather than as a reduction of income tax expense. During 2002, we incurred operating losses for which we recorded a full valuation allowance, as we could not predict the ultimate realization of the related deferred tax asset. We believe the issuance of shares in the public offering we completed on July 15, 2003, when combined with the issuance of shares in connection with acquisitions in 2002 and 2003, may have resulted in a change in control for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, which would limit our ability to utilize a portion of these NOLs. While we do not believe this limitation on the use of these NOLs would have a significant impact on our business, we are not able to quantify the amount of the limitation at this time.

Loss from Discontinued Operations (GDS)

			Variance

	2003	2002	$	%

	(Dollars in
	thousands)
Loss from discontinued operations	$—	$(3,954)	$3,954	(100)%
      The loss for 2002 resulted from our decision to discontinue operations at GDS, which was formerly our European operations segment, in the first quarter of 2002. The discontinuation of operations was completed in May 2002. There are no costs associated with this activity in 2003.
Liquidity and Capital Resources
      As of December 31, 2004, SafeNet had working capital of $202.7 million including unrestricted cash, restricted cash, and short-term investments of $168.2 million. The operating activities has provided cash to the business for each of the years ending December 31, 2004, 2003, and 2002, respectively. SafeNet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.
      For the year ended December 31, 2004, compared to the same period in 2003, cash provided by operating activities decreased by approximately $1.9 million. The decrease is attributable to an increase in accounts receivable, resulting from customer purchases late in the year, with offsetting increases in net income and other operating activities. Cash provided by investing activities increased $117.6 million, primarily due to cash received from the Rainbow acquisition of $55.2 million and a reduction of approximately $56.3 million in the purchase of securities. Cash provided by financing activities decreased by $81.9 million, which is mainly attributed to our July 2003 secondary stock offering which yielded net cash proceeds of $83.9 million. There was no such cash inflow in 2004.
      We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. For the year ended December 31, 2004, we incurred approximately $15.9 million of integration costs related to the Rainbow and Datakey acquisitions. We expect to incur additional costs associated with the acquisition. These costs relate to professional fees such as legal, due diligence, professional integration advisory services and financial advisory fees and other non-recurring costs of integrating acquired companies. Additionally, we would expect that there may be additional cash obligations resulting from future acquisitions that we may pursue.
      The following table sets forth, as of December 31, 2004, our commitments and contractual obligations for the years indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years

Operating leases(1)	$39,584	$8,694	$12,504	$10,288	$8,098
Subleases	(4,192)	(1,698)	(2,173)	(321)	—

Total	$35,392	$6,996	$10,331	$9,967	$8,098

(1)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters
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
Critical Accounting Policies
      Our accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements. As discussed in this note, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our Senior Management has discussed each of these critical accounting policies with our audit committee.

Allowance for Doubtful Accounts
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We calculate the allowance based on a specific analysis of past due balances and also consider historical trends of write-offs. If the financial condition of our customers were to deteriorate, resulting in their inability to make required payments, additional allowances may be required.

Inventory
      We provide for our estimated inventory obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. We utilize projected sales by product to determine the net realizable value of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Software Development Costs
      We calculate amortization of our capitalized software development costs based on the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the product including the period being reported on. In addition, we assess the recoverability of software development costs by comparing the unamortized balance to the net realizable value of the asset and write off the amount by which the unamortized capitalized costs exceed the net realizable value.
      These calculations require management to make assumptions about future demand for our products, future revenues to be generated from the sale of our products, as well as the estimated useful lives of developed technology. If actual market conditions or product demand is different from those assumptions, or if changes in technology limit the useful life of our core technology, additional amortization or write-downs may be required.

Product Warranties
      We estimate the costs that may be incurred under its warranties and records a liability at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and the estimated cost per claim. We periodically assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. While warranty costs have historically been within expectations, it is possible that warranty rates will change in the future based on new product introductions and other factors.

Goodwill and Other Intangible Assets
      We account for acquired businesses using the purchase method of accounting. A portion of the purchase price for each of these businesses is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the dates of acquisitions. Any excess purchase price is allocated to goodwill.
      The identified intangible assets include patents, developed technology, purchase orders, contract backlog and acquired in-process research and development assets. Research and development assets are written off at the date of acquisition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The fair values were determined by management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent valuation experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using risk-adjusted discount rates. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. The assigned useful lives, which range from one to ten years, are based upon periods of estimated cash flows and other factors. If we used different assumptions and estimates in the calculation of the fair value of identified intangible assets and the estimation of the related useful lives, the amounts allocated to these assets, as well as the related amortization expense, would have been significantly different than the amounts recorded.
      Effective January 1, 2002, we adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill is no longer amortized but is reviewed annually for impairment, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value using the impairment testing methodology in Statement 142. Indicators of potential impairment include operating losses, loss of a significant customer and adverse industry developments. Impairment testing for goodwill is conducted annually. Our most recent test was conducted as of October 1, 2004. The impairment test was based upon a comparison of the estimated fair values of our reporting units, the Embedded Security Division and the Enterprise Security Division, to the sums of the carrying value of the assets and liabilities allocated to each reporting unit. The fair values used in this evaluation were estimated based upon discounted future cash flow projections for the reporting units. In order to project future cash flows, management made a number of assumptions concerning such things as future sales volume levels, future price levels, and rates of increase in operating expenses. Since the estimated fair values of the reporting units exceeded the carrying value of their recorded net assets, no impairment was identified or recorded. However, if we used different assumptions and estimates in the calculation of the fair value of the reporting units, including different discount and growth rates, an impairment of goodwill may have been identified.

Revenue Recognition
      We derive revenue from software and technology licenses, product sales, maintenance and other services. Software and technology licenses contain multiple elements, including the product license, maintenance and/or other services. The recognition of revenue under these arrangements requires management to make judgments about the likelihood of granting future concessions and the ultimate collectibility of fees.
      Revenues that are earned under long-term contracts to develop high assurance encryption and other technology are recognized using contract accounting. Under contract accounting, revenue from these arrangements is typically recognized using the percentage-of-completion method. Progress to completion is measured using either contract milestones, costs incurred, or units of delivery. Accounting for these contracts requires the estimation of the cost, scope and duration of each contract. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
      Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. We are exposed to financial market risks, primarily related to changes in foreign currency exchange rates. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of December 31, 2004. Actual results may differ materially.
Foreign Currency Risk
      We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the year ended December 31, 2004, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $4.2 million by approximately $0.8 million. For the year ended December 31, 2004, a 10% change in the average exchange rates would have changed the Company’s foreign currency transaction earnings by approximately $0.2 million. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted above are based on a sensitivity analysis performed as of December 31, 2004. Actual results may differ materially.
Interest Rate Risk
      We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents and short-term investments. For the year ended December 31, 2004, we had net interest income of approximately $2.0 million. A 10% change in the average interest rate for the year ended December 31, 2004 would have had a negligible effect on earnings.
      At December 31, 2004 and 2003, we did not have any interest bearing obligations. In addition, we do not hold any derivative instruments and do not have any commodity market risk.

SAFENET, INC.
AND SUBSIDIARIES

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of SafeNet, Inc.
      We have audited the accompanying consolidated balance sheets of SafeNet, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SafeNet, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Baltimore, Maryland
March 7, 2005

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$74,751	$21,651
Restricted cash	150	2,800
Short-term investments	93,310	92,280
Accounts receivable, net of allowance for doubtful accounts of $2,264 in 2004 and $940 in 2003	56,224	13,191
Inventories, net of reserve of $726 in 2004 and $1,275 in 2003	18,168	3,123
Unbilled costs and fees	1,259	—
Deferred income taxes	9,694	—
Prepaid expenses and other current assets	3,252	1,414

Total current assets	256,808	134,459
Property and equipment, net	18,313	3,809
Computer software development costs, net of accumulated amortization of $2,619 in 2004 and $1,696 in 2003	2,349	1,982
Goodwill	305,311	42,407
Other intangible assets, net of accumulated amortization of $28,223 in 2004 and $8,483 in 2003	139,192	23,599
Other assets	2,005	1,900

Total assets	$723,978	$208,156

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,615	$3,799
Accrued compensation and related costs	13,046	3,770
Advance payments and deferred revenue	11,319	4,791
Accrued warranty costs	3,192	259
Unfavorable lease liability	1,099	735
Other accrued expenses	7,060	1,774
Due to former owners of acquired company	—	2,800
Accrued income taxes	6,818	2,294
Deferred income taxes	—	2,607

Total current liabilities	54,149	22,829
Unfavorable lease liability, less current portion	3,840	4,149
Deferred income taxes	50,922	2,181
Other liabilities	2,481	—

Total liabilities	111,392	29,159
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 24,401 in 2004 and 13,286 in 2003	244	133
Additional paid-in capital	633,882	199,783
Unearned compensation	(6,719)	—
Accumulated other comprehensive income	9,309	5,394
Accumulated deficit	(24,130)	(26,313)

Total stockholders’ equity	612,586	178,997

Total liabilities and stockholders’ equity	$723,978	$208,156

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands,
	except per share amounts)
Revenues:
Licenses and royalties	$9,677	$16,464	$7,398
Products	172,145	38,797	21,588
Service and maintenance	19,778	10,933	3,249

Total revenues	201,600	66,194	32,235
Cost of revenues:
Licenses and royalties	325	812	811
Products	85,457	12,106	7,699
Service and maintenance	1,873	1,267	453
Amortization of acquired intangible assets	11,104	2,652	—
Amortization of unearned compensation*	516	—	—

Total cost of revenues	99,275	16,837	8,963

Gross profit	102,325	49,357	23,272

Operating expenses:
Research and development expenses	24,249	14,664	8,504
Sales and marketing expenses	28,626	14,929	7,341
General and administrative expenses	16,564	6,716	3,852
Write-off of acquired in-process research and development costs	—	9,681	3,375
Restructuring charges	1,300	—	—
Costs of integration of acquired companies	15,908	3,934	256
Amortization of unearned compensation*	5,925	—	—
Amortization of acquired intangible assets	8,676	4,710	1,488

Total operating expenses	101,248	54,634	24,816

Operating income (loss)	1,077	(5,277)	(1,544)
Interest and other income, net	2,687	807	669

Income (loss) from continuing operations before income taxes	3,764	(4,470)	(875)
Income tax expense (benefit)	1,581	1,618	(90)

Income (loss) from continuing operations	2,183	(6,088)	(785)
Loss from operations of discontinued GDS business (including loss on disposal of $3,506 in 2002)	—	—	(3,954)

Net income (loss)	$2,183	$(6,088)	$(4,739)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.10	$(0.54)	$(0.10)
Loss from discontinued GDS business	—	—	(0.51)

Net income (loss) per share	$0.10	$(0.54)	$(0.61)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.10	$(0.54)	$(0.10)
Loss from discontinued GDS business	—	—	(0.51)

Net income (loss) per share	$0.10	$(0.54)	$(0.61)

*Composition of amortization of unearned compensation:
Cost of revenues	$516	$—	$—
Research and development	1,225	—	—
Sales and marketing	1,102	—	—
General and administrative	1,303	—	—
Integration	2,295	—	—

Total	$6,441	$—	$—

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net income (loss)	$2,183	$(6,088)	$(4,739)

Other comprehensive income (loss):
Foreign currency translation adjustment	4,196	2,535	2,904
Unrealized loss on available-for-sale securities	(281)	—	—
Reclassification adjustment — realization of foreign currency translation adjustment upon disposal of GDS business	—	—	1,526
Other	—	—	(45)

Total other comprehensive income (loss)	3,915	2,535	4,385

Comprehensive income (loss)	$6,098	$(3,553)	$(354)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other		Total
			Paid-In	Unearned	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balance at January 1, 2002	7,108	$71	$52,400	$—	$(1,526)	$(15,486)	$35,459
Issuance of common stock in connection with:
Securealink acquisition	575	6	10,630	—	—	—	$10,636
Employee Stock Purchase Plan	6	—	217	—	—	—	217
Stock option exercises	205	2	1,968	—	—	—	1,970
Income tax benefit related to stock option exercises	—	—	450	—	—	—	450
Net loss	—	—	—	—	—	(4,739)	(4,739)
Other comprehensive income	—	—	—	—	4,385	—	4,385

Balance at December 31, 2002	7,894	79	65,665	—	2,859	(20,225)	48,378
Issuance of common stock in connection with:
Secondary offering	2,698	27	83,893	—	—	—	83,920
Cylink Corporation acquisition	1,680	17	31,067	—	—	—	31,084
Asset acquisition of Raquia Networks	354	4	6,094	—	—	—	6,098
Employee Stock Purchase Plan	7	—	162	—	—	—	162
Stock option exercises	653	6	8,849	—	—	—	8,855
Assumption of stock options in connection with Cylink Corporation acquisition	—	—	1,399	—	—	—	1,399
Assumption of stock warrants in connection with Cylink Corporation acquisition	—	—	292	—	—	—	292
Income tax benefit related to stock option exercises	—	—	2,362	—	—	—	2,362
Net loss	—	—	—	—	—	(6,088)	(6,088)
Other comprehensive income	—	—	—	—	2,535	—	2,535

Balance at December 31, 2003	13,286	133	199,783	—	5,394	(26,313)	178,997
Costs in connection with registration of common stock related to the acquisitions of Raqia Networks and Rainbow Technologies	—	—	(1,034)	—	—	—	(1,034)
Issuance of common stock in connection with:
Rainbow Technologies acquisition	10,306	103	375,025	—	—	—	375,128
Employee Stock Purchase Plan	23	—	553	—	—	—	553
Stock option exercises	766	8	11,558	—	—	—	11,566
Stock warrant exercises	20	—	—	—	—	—	—
Assumption of stock options in connection with:
Rainbow Technologies acquisition	—	—	44,600	(13,160)	—	—	31,440
Datakey acquisition	—	—	449	—	—	—	449
Income tax benefit related to stock option exercises	—	—	2,948	—	—	—	2,948
Amortization of unearned compensation	—	—	—	6,441	—	—	6,441
Net income	—	—	—	—	—	2,183	2,183
Other comprehensive income	—	—	—	—	3,915	—	3,915

Balance at December 31, 2004	24,401	$244	$633,882	$(6,719)	$9,309	$(24,130)	$612,586

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,183	$(6,088)	$(4,739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	—	9,681	3,375
Loss on disposal of discontinued GDS business	—	—	2,687
Depreciation and amortization of property and equipment	2,893	1,318	975
Amortization of computer software development costs	921	183	574
Amortization of other intangible assets	19,780	7,362	1,488
Amortization of unearned compensation	6,441	—	—
Income tax benefit related to stock option exercises	2,948	2,362	450
Restucturing charges	1,300	—	—
Other non-cash charges	—	—	501
Deferred income taxes	(4,168)	(2,445)	—
Amortization of unfavorable lease liability	(1,311)	(632)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(21,994)	(1,772)	(551)
Inventories, net	(4,021)	(230)	270
Prepaid expenses and other current assets	(76)	259	383
Accounts payable	(2,221)	1,890	(257)
Accrued salaries and commissions	3,061	(3,979)	977
Accrued income taxes	2,453	2,294	—
Other accrued expenses	(5,263)	(3,521)	329
Advanced payments and deferred revenue	2,335	489	(529)

Net cash provided by operating activities	5,261	7,171	5,933

Cash flows from investing activities:
Maturities of held to maturity securities	—	28,763	25,378
Sales of available for sale securities	89,857	52,927	—
Purchases of available for sale securities	(88,865)	(145,207)	(38,277)
Purchases of equipment and leasehold improvements	(6,795)	(2,628)	(507)
Expenditures for computer software development	(1,285)	(1,686)	(326)
Cash paid for Securealink, net of cash acquired	—	—	(3,769)
Cash paid for SSH, including restricted cash	(197)	(13,796)	—
Cash received upon acquisition of Cylink, net of cash paid	(277)	703	—
Cash paid for Raqia, net of cash acquired	—	(1,390)	—
Cash received upon acquisition of Rainbow, net of cash paid	55,158	—	—
Cash paid for Datakey, net of cash acquired	(10,993)	—	—
Deferred acquisition costs	—	—	(625)
Other assets	(1,404)	(46)	(565)

Net cash provided by (used in) investing activities	35,199	(82,360)	(18,691)

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan, net	12,119	9,017	2,187
Proceeds from secondary stock offering, net	—	83,920	—
Registration costs for issuances of common stock in connection with acquisitions	(1,034)	—	—
Repayment of Securealink line of credit	—	—	(1,484)

Net cash provided by financing activities	11,085	92,937	703

Effect of exchange rate changes on cash	1,555	504	460

Net increase (decrease) in cash and cash equivalents	53,100	18,252	(11,595)
Cash and cash equivalents at beginning of year	21,651	3,399	14,994

Cash and cash equivalents at end of year	$74,751	$21,651	$3,399

See accompanying notes to consolidated financial statements.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Amounts in Thousands)
(1) BUSINESS
      SafeNet, Inc. (“SafeNet” or the “Company”) develops, markets, sells, and supports a portfolio of hardware and software information security products and services that protect and secure digital identities, communications and applications, offering both Original Equipment Manufacturer (“OEM”) technology and end-user products. The Company provides its network security solutions worldwide for financial, enterprise, telecommunications and government use. The Company’s technology is sold and licensed in various formats, including software, hardware, silicon chips, and intellectual property.
      In January 2002, the Company acquired Pijnenburg Securealink, Inc. (“Securealink”), a European manufacturer of security chips for e-commerce transactions.
      In February 2003, the Company acquired Cylink, Inc. (“Cylink”). Cylink developed, marketed, and supported a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet.
      In February 2003, the Company acquired the assets of Raqia Networks, Inc. (“Raqia”), a development stage company that was developing content inspection technology.
      In November 2003, the Company acquired the OEM Products Group of SSH Communication Security Corp. (“SSH”), a European developer of VPN client software and security and networking toolkits.
      In March 2004, the Company acquired Rainbow Technologies, Inc. (“Rainbow”). Rainbow provided information security solutions for mission-critical data and applications used in business, organization, and government computing environments. This merger with Rainbow has had and will continue to have a significant impact on operations going forward.
      In December 2004, the Company completed its acquisition of Datakey Corporation, which expanded the customer base and product offerings to include token-based solutions that simplify enterprise-wide access and identity management.
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

Cash Equivalents
      The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had approximately $20,304 and $20,312 of cash equivalents

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
at December 31, 2004 and 2003, respectively, consisting primarily of overnight repurchase agreements, short-term money market funds and commercial paper.

Restricted Cash
      Restricted cash as of December 31, 2003 consists of cash in placed in escrow and designated for future disbursement to the former owners of the OEM Products Group of SSH (see Note 4). The balance as of December 31, 2004 consists of amounts held in a certificate of deposit to secure the Company’s obligation under an operating lease.

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
      Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reporting in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
      At December 31, 2004 and 2003, the Company has no held-to-maturity securities, and available-for-sale securities total $93,310 and $92,280, respectively, consisting primarily of corporate debt instruments for which amortized cost approximated fair value. As of December 31, 2004, aggregate maturities of the Company’s available-for-sale securities are as follows: $26,010 within one year, $3,850 within two to five years, $2,750 within six to ten years and $60,700 thereafter. All investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.

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

Property and Equipment
      Property and equipment is stated at cost and depreciation is computed using the straight-line method over estimated useful lives ranging from three to thirty years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Amortization of software development costs, which is included in cost of revenues, begins upon general release of the software. These costs are amortized on a product by-product basis using the greater of: (i) the amount computed using the ratio that current gross revenues for each product bear to the total of current and anticipated future revenue for that product, or (ii) the amount computed using the straight-line method over the estimated economic useful life of eighteen months to five years. Such costs are amortized beginning on product release dates. The Company assesses the recoverability of computer software development costs by comparing the unamortized balance to the net realizable value of the asset and writes-off the amount by which the unamortized capitalized costs exceed the estimated net realizable value.

Goodwill and Other Intangible Assets
      Goodwill is initially measured as the excess of the cost of an acquired company over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. The Company does not amortize goodwill and indefinite lived intangible assets, but rather reviews the carrying value of the asset for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, the provisions of which the Company adopted effective January 1, 2002.
      The goodwill and indefinite lived intangible asset impairment test under Statement 142 involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill and indefinite lived intangible assets have been assigned. The reporting units of the Company for purposes of the impairment test are the Company’s two operating segments, the Embedded Security Division and the Enterprise Security Division, as these are the components of the business for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill and indefinite lived intangible assets. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill and indefinite lived intangible assets of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill and indefinite lived intangible assets by deducting the fair value of all tangible and amortizing intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill and indefinite lived intangible assets to the carrying value. If the implied fair value of goodwill and indefinite lived intangible assets is less than the carrying value, the Company recognizes an impairment loss equal to the difference.
      Intangible assets with finite lives are amortized over their estimated useful lives ranging from one to ten years, with a weighted average useful live of ninety-four months (see Note 9).

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
      Long-lived assets, including amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The changes in the carrying amount of accrued warranty costs from December 31, 2003 to December 31, 2004 are as follows:

Balance as of December 31, 2003	$259
Balance acquired from Rainbow	3,423
Cash payments made	(521)
Provisions	31

Balance as of December 31, 2004	$3,192

Unfavorable Lease Liabilities
      Unfavorable lease liabilities represent liabilities assumed in the acquisitions of Cylink and Rainbow for operating leases with terms unfavorable to market prices. The liability was measured as the present value of the excess of contractual lease obligations over market prices, discounted using the Company’s credit adjusted interest rate. The liability is being amortized as a reduction of rent expense using the interest method over the remaining term of the lease. For the years ended December 31, 2004 and 2003, amortization of the unfavorable lease liability totaled $1,311 and $632, respectively, and is included in general and administrative expenses. The total unfavorable lease liability as of December 31, 2004 is $4,939, of which $1,099 is current and $3,840 is long-term.

Revenue Recognition
      The Company derives revenue from software and technology licenses, product sales, maintenance (post-contract customer support), and services. Software and technology licenses typically contain multiple elements, including the product license, maintenance, and/or other services. The Company allocates the total arrangement fee among each deliverable element based on the fair value of each of the deliverables determined based on vendor-specific objective evidence.

License and Royalties
      License revenue is comprised of perpetual and time-based license fees, which are derived from arrangements with end-users, original equipment manufacturers and resellers. For each license arrangement, the Company defers revenue recognition until: (a) persuasive evidence of an arrangement exists; (b) delivery

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these services have not been essential to the functionality of the products. Vendor specific objective evidence of fair value of these services is determined by reference to the price that a customer will be required to pay when the services are sold separately, which is based on the price history that the Company has developed for separate sales of these services.

Advertising Expense
      Advertising costs are expensed as incurred. Advertising expense was approximately $3,000, $138, and $142 for the years ended December 31, 2004, 2003, and 2002, respectively.

Shipping and Handling Costs
      All shipping and handling costs incurred in connection with the sale of products to customers is included in cost of product revenues.

Foreign Currency Translation
      The financial statements of foreign subsidiaries for which the local currency is the functional currency have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All asset and liability accounts have been translated using the exchange rates in effect at the balance sheet date. The Company, in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas, has not provided for deferred income taxes on unremitted earnings including translation adjustments on these earnings. Income statement amounts have been translated using the average exchange rates during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Transactions of foreign subsidiaries which are denominated in currencies other than the functional currency have been remeasured into the functional currency with any resulting gain or loss reported as a component of income. The effect on the consolidated statements of operations of all transaction gains and losses is insignificant for all years presented.

Income Taxes
      The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Employee Stock-Based Compensation
      At December 31, 2004, the Company had five stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. With the exception of unvested stock options assumed in business combinations, no stock-based employee compensation cost is reflected in the statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2004	2003	2002

Net income (loss), as reported	$2,183	$(6,088)	$(4,739)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(8,033)	(4,178)	(3,762)

Pro forma net loss	$(5,850)	$(10,266)	$(8,501)

Income (loss) per share:
Basic — as reported	$0.10	$(0.54)	$(0.61)

Basic — pro forma	$(0.27)	$(0.90)	$(1.10)

Diluted — as reported	$0.10	$(0.54)	$(0.61)

Diluted — pro forma	$(0.27)	$(0.90)	$(1.10)

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

	2004	2003	2002

Risk-free interest rate	3.86%	3.11%	3.88%
Dividend yield	0%	0%	0%
Option life	3-5 years	3-5 years	3-5 years
Stock price volatility	91%	106%	119%
Weighted average fair value of granted options	$14.77	$16.74	$8.85
      For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options’ vesting periods.

Comprehensive Income (Loss)
      Comprehensive income (loss) includes all changes in equity that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Certain non-owner changes in equity, consisting primarily of foreign currency translation adjustments, are included in “other comprehensive income (loss).” The Company reports comprehensive income (loss) in the statement of comprehensive income (loss) and discloses the accumulated total of other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet. As of December 31, 2004 and 2003, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains (losses) on securities.

Reclassifications
      Where appropriate, certain amounts in prior year consolidated financial statements have been reclassified to conform to the 2004 presentation.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement 123(R) on July 1, 2005.
      As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future as well as the option pricing model that is selected by the Company. However, had we adopted Statement 123(R) in prior periods and utilized the Black-Scholes option pricing model, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share disclosed above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2,119, $2,362, and $450 in 2004, 2003 and 2002, respectively. Statement 123(R) allows for either a modified retrospective or modified prospective method of adoption. The Company is currently evaluating each method and assessing the potential impact of each. The Company anticipates selecting a method during the second quarter of 2005.

(3)	DISCONTINUED OPERATIONS
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

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summarized operating results from the discontinued operation included in the consolidated statement of operations, excluding the loss on disposal, are as follows for the years ended December 31, 2002:

Revenues	$198
Loss from operations	(448)
Loss on disposal	(3,506)

Net loss	$(3,954)

      The fair values of assets to be disposed were based on estimated net realizable value at the time of disposal. The significant components of the loss on disposal of the GDS operations is as follows:

Severance costs	$697
Lease termination costs	573
Goodwill	316
Reclassification of foreign currency translation loss	1,526
Other	394

Total	$3,506

      There were no costs from discontinued operations for the year ended December 31, 2004 and 2003, respectively.

(4)	ACQUISITIONS

Cylink Corporation
      On February 5, 2003, SafeNet acquired 100% of the outstanding common shares of Cylink Corporation (“Cylink”) in accordance with an Agreement and Plan of Reorganization dated as of October 30, 2002. The results of operations of Cylink have been included in the Company’s consolidated results of operations beginning on February 6, 2003. Cylink, developed, manufactured, marketed and supported a comprehensive portfolio of hardware and software security products for mission-critical private networks and business communications over the Internet. Cylink’s solutions enabled its customers to merge their operations and transactions onto existing networks, maximize network use, reduce the costs of operations and expand their businesses. As a result of the acquisition, the Company believes that it will be able to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers. It also expects to reduce costs through economies of scale.
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

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

      Since Raqia was a development stage enterprise, the acquisition of its assets was not accounted for as a purchase business combination in accordance with accounting principles generally accepted in the United

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
States. Accordingly, goodwill has not been recorded in the transaction. Instead, the difference between the total cost and the fair value of the assets acquired and liabilities assumed has been allocated based on the relative fair values of the acquired net assets.
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

SSH Communications Security Corp.
      On November 18, 2003, SafeNet purchased the assets of the OEM Products Group of SSH Communications Security Corp. (“SSH”) in accordance with the Asset Purchase Agreement dated as of October 2003. In connection with the acquisition, SafeNet purchased substantially all of the assets and properties used in connection with the toolkit, IPVia VPN and VPN client businesses of SSH. SSH is a leading supplier of managed security middleware. The total consideration paid by SafeNet was $14,042 in cash, including $2,800 held in escrow and released in 2004, and estimated direct costs of the acquisition of $466. The results of operations of SSH have been included in the Company’s consolidated results of operations beginning on November 19, 2003.
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$888
Property and equipment	55
Goodwill	3,557
Intangible assets subject to amortization (4 year weighted average useful life)	8,370
Intangible assets not subject to amortization	2,700
Other assets	8

Total assets acquired	15,578

Accrued compensation and benefits	19
Advance payments and deferred revenue	1,517

Total liabilities assumed	1,536

Net assets acquired	$14,042

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All of the assets and liabilities were assigned to the Embedded Security Segment. The $3,557 of goodwill that was assigned to the Embedded Security segment is expected to be deductible for tax purposes. The primary factors contributing to a purchase price for the OEM business of SSH that resulted in the recognition of goodwill included the belief that the acquisition will enhance the Company’s product line, expand its international sales and provide broader technology and expertise to its customers.
      The acquisition of SSH would not have materially affected the reported results of operations in 2003 and 2002 had the acquisition occurred on January 1, 2002.

Rainbow Technologies, Inc.
      On March 15, 2004, SafeNet acquired 100% of the outstanding common stock of Rainbow in accordance with an Agreement and Plan of Reorganization dated October 22, 2003. The results of operations of Rainbow have been included in the Company’s consolidated results of operations beginning on March 16, 2004. Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments. As a result of the acquisition, the Company believes that it will be able to accelerate growth in the government security market, strengthen the Company’s competitive position in the commercial market, leverage SafeNet’s distribution platform and realize substantial economies of scale and synergy opportunities.
      The aggregate purchase price was $412,225 consisting of 10,306 shares of Safenet common stock valued at $375,128, 1,944 options to purchase common stock with an aggregate value of the vested portion of $31,440, and estimated direct costs of the acquisition of $5,657. The fair value of the common stock issued was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of completing certain analyses and obtaining certain third-party valuations primarily related to deferred income taxes and leased and owned properties. The Company is also finalizing its estimates of the direct costs of the acquisition, and thus, the allocation of the purchase price is subject to refinement, although any modifications are not expected to be material.

Cash and cash equivalents	$60,815
Short-term investments	319
Accounts receivable, net	16,743
Unbilled cost and fees	1,780
Inventories	9,980
Prepaid expenses	2,625
Deferred income taxes	4,182
Property and equipment	9,837
Goodwill	252,402
Intangible assets subject to amortization (8 year weighted average life)	117,277
Intangible assets not subject to amortization	13,520
Other assets	512

Total assets acquired	489,992

Accounts payable	8,222
Accrued salaries and commissions	7,833
Other accrued expenses	7,939
Other liabilities	3,187
Accrued income taxes	1,828
Deferred income taxes	42,258
Other current liabilities	2,641
Accrued warranty costs	3,423
Accrued restructuring costs	436

Total liabilities assumed	77,767

Net assets acquired	$412,225

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
      The Company has preliminarily assigned $158,256 of goodwill to the Embedded Security segment and $94,146 to the Enterprise Security segment. Of the $252,402 of goodwill, none is expected to be deductible for tax purposes. The primary factors contributing to a purchase price for Rainbow that resulted in the recognition of goodwill included the belief that the combined strengths of the two companies enable them to compete more effectively than SafeNet could alone, the belief that the merger allows the combined company to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers, and the impact of anticipated operating efficiencies.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The unaudited pro forma combined historical results for the years ended December 31, 2004 and 2003 as if Rainbow had been acquired on January 1, 2003 have been combined with Datakey as both acquisitions occurred during 2004.

Datakey Corporation
      On September 9, 2004, the Company entered into an agreement to acquire Datakey, Inc., (“Datakey”) pursuant to a cash tender offer to acquire all of the common stock of Datakey for $0.65 per share and all of the outstanding convertible preferred stock of Datakey for $2.50 per share. Upon the closing of the tender offer on October 26, 2004, the Company acquired approximately 8.8 million shares, or approximately 75% of Datakey’s outstanding common stock and 150,000 shares of Datakey’s convertible preferred stock, representing all of Datakey’s outstanding convertible preferred stock. The Company acquired the remaining common stock of Datakey in a merger pursuant to which all remaining shares of Datakey common stock that were not validly tendered and purchased in the tender offer, except those shares for which appraisal rights under applicable law have been properly exercised, will be converted into the right to receive $0.65 per share in cash. The Company completed this merger on December 15, 2004. The Company began consolidating the results of operations of Datakey on October 26, 2004, net of a minority interest until December 15, 2004, when the remaining outstanding stock was purchased.
      Datakey is a provider of token-based solutions that simplify enterprise-wide access and identity management. The acquisition expanded our customer base and product offerings. The acquisition provided authentication solution products that facilitate the administration and management of digital identities and access to information technology resources. These products will be incorporated into our existing identity management solution in our Enterprise Security Division.
      The aggregate purchase price was $11,505, consisting of cash of $10,556 for the acquisition of outstanding stock, 30 options to purchase common stock with an aggregate value of $449, and estimated direct costs of the acquisition of $500. The cash payment included an advance payment to Datakey of $2,181 which was used to retire outstanding debt.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition

Cash and cash equivalents	$63
Accounts receivable, net	1,442
Inventories, net	673
Prepaid expenses and other current assets	526
Property and equipment	66
Goodwill	7,606
Intangible assets subject to amortization	4,573
Other assets	6

Total assets acquired	14,955

Accounts payable	462
Accrued salaries and commissions	457
Advance payments and deferred revenue	494
Other accrued expenses	299
Deferred income taxes	1,738

Total liabilities assumed	3,450

Net assets acquired	$11,505

      The $4,573 of acquired intangibles was assigned to the following asset classes: $4,137 of developed technology, $205 of customer contracts, $131 of purchase orders and contract backlog, and $100 of tradenames. The weighted-average amortization periods are as follows: for developed technology 8 years, for customer contracts 7 years, for backlog 1 year, and for tradenames 0.5 years.
      The Company has preliminarily assigned the $7,606 of goodwill to the Enterprise Security segment. Of the $7,606 of goodwill, none is expected to be deductible for tax purposes. The primary factors contributing to a purchase price for Datakey that resulted in the recognition of goodwill included the belief that the combined strengths of the two companies enable them to compete more effectively than SafeNet could alone, the belief that the acquisition allows the combined company to grow its base of customers, enhance its product line, and provide broader technology and expertise to its customers, and the impact of anticipated operating efficiencies.
      The unaudited pro forma combined historical results for the years ended December 31, 2004 and 2003 as if Datakey and Rainbow had been acquired on January 1, 2003, are as follows:

	2004	2003

	(In thousands, except
	per share data)
Revenues	$235,622	$214,614
Loss from continuing operations	$(2,077)	$(20,695)
Net loss	$(2,077)	$(20,956)

Loss per common share — basic and diluted:
Loss from continuing operations	$(0.09)	$(0.97)
Loss from discontinued operations (GDS)	—	(0.01)

Net loss	$(0.09)	$(0.98)

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	RESTRUCTURING CHARGE
      In connection with the acquisition and integration of Rainbow on March 15, 2004, the Company reevaluated all of its current leased and owned facilities to determine whether any were duplicative and where new needs for expansion should be directed. Based on the amount of available leased and owned property acquired in connection with Rainbow, the Company determined that it would cease use of certain existing leased facilities that were obtained in connection with the Rainbow and Cylink acquisitions. In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit should be recognized and measured at its fair value when the company ceases using the right conveyed by the contract. The fair value of the liability at the cease-use date was determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, and included common area maintenance costs, real estate taxes and other costs that the Company is contractually obligated to pay over the remaining lease term under the provisions of the lease contact. The Company calculated an estimated liability of $6,290 as of March 16, 2004, based on current expectations of market rates for subleasing the property and the anticipated amount of time required to sublease the property. This amount was reduced by the then remaining unfavorable lease liability of $4,805 recorded by the Company in connection with Cylink purchase accounting, yielding a net charge for the year ending December 31, 2004 of $1,485, which is included in the results of the Enterprise Division. During the fourth quarter of 2004, the Company revised its estimates of sublease income and accordingly, reduced the liability by $185. As of December 31, 2004, the liability for this lease is classified as an unfavorable lease liability in the accompanying consolidated balance sheet.
(6) INVENTORIES
      Inventories consisted of the following at December 31:

	2004	2003

Raw materials	$4,667	$2,158
Finished goods	8,462	2,240
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized	5,765	—

	18,894	4,398
Reserve for excess and obsolete inventory	(726)	(1,275)

	$18,168	$3,123

(7) PROPERTY AND EQUIPMENT
      Property and equipment consisted of the following at December 31:

	2004	2003

Furniture and equipment	$13,251	$7,442
Buildings	5,572	—
Computer software	3,276	2,501
Leasehold improvements	2,602	741

	24,701	10,684
Accumulated depreciation and amortization	(6,388)	(6,875)

	$18,313	$3,809

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(8) GOODWILL
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Embedded	Enterprise
	Security	Security
	Segment	Segment	Total

Balance as of January 1, 2003	$12,826	$—	$12,826
Goodwill recorded during the year:
Acquisition of Cylink	—	24,880	24,880
Acquisition of SSH	2,744	—	2,744
Foreign currency translation adjustment	2,535	—	2,535
Other	(19)	(559)	(578)

Balance as of December 31, 2003	18,086	24,321	42,407
Goodwill recorded during the year:
Acquisition of Rainbow	158,256	94,146	252,402
Acquisition of Datakey	—	7,606	7,606
Purchase price allocation adjustments	705	785	1,490
Foreign currency translation adjustment	1,406	—	1,406

Balance as of December 31, 2004	$178,453	$126,858	$305,311

(9) ACQUIRED INTANGIBLE ASSETS
      Acquired intangible assets consisted of the following at December 31, 2004, of which $52,876 related to the Enterprise Security Division, and $86,316 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount

Intangible assets subject to amortization:
Customer contracts/ relationships	7.4	$29,140	$(6,891)	$22,249
Developed technology	8.3	102,520	(13,432)	89,088
Patents and related	7.2	15,842	(4,472)	11,370
Non-compete agreements	2.0	2,066	(1,980)	86
Tradenames	0.5	100	(33)	67
Purchase orders and contract backlog	0.9	1,459	(1,415)	44

Total	7.8	151,127	(28,223)	122,904

Intangible assets not subject to amortization:
Trademarks	N/A	13,520	—	13,520
Domain names	N/A	2,768	—	2,768

Total acquired intangible assets		$167,415	$(28,223)	$139,192

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Acquired intangible assets consisted of the following at December 31, 2003, of which $10,900 related to the Enterprise Security Division, and 12,699 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount

Intangible assets subject to amortization:
Customer contracts/ relationships	3.4	$10,947	$(2,151)	$8,796
Developed technology	3.5	9,426	(2,469)	6,957
Patents and related	3.2	5,588	(1,588)	4,000
Non-compete agreements	2.0	2,066	(947)	1,119
Purchase orders and contract backlog	1.0	1,328	(1,328)	—

Total	2.9	29,355	(8,483)	20,872

Intangible assets not subject to amortization:
Domain names	N/A	2,727	—	2,727

Total acquired intangible assets		$32,082	$(8,483)	$23,599

      Amortization expense related to acquired intangible assets for the years ended December 31, 2004 and 2003 was $19,780 and $7,499, respectively. The estimated amortization expense for the years ending December 31 is as follows:

2005	$22,518
2006	17,637
2007	16,566
2008	14,653
2009	11,165
2010 and thereafter	40,365

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(10) INCOME TAXES
      Significant components of the Company’s income tax expense (benefit) from continuing operations for the years ended December 31, are as follows:

	2004	2003	2002

Current:
Federal	$3,140	$3,662	$—
State	476	523	179
Foreign	2,133	161	—

Total current	5,749	4,346	179

Deferred (benefit):
Federal	(3,771)	(2,672)	271
State	(648)	—	—
Foreign	251	(56)	(540)

Total deferred	(4,168)	(2,728)	(269)

Total tax expense (benefit)	$1,581	$1,618	$(90)

      For the years ended December 31, 2004, 2003 and 2002, the Company’s foreign income (loss) from continuing operations before income taxes was $10,441, ($3,105) and ($7,149), respectively.
      Deferred tax assets and liabilities arising from continuing operations are comprised of the following at December 31:

	2004	2003

Deferred tax assets:
Inventories	$3,041	$2,111
Net operating loss carryforwards	49,229	26,676
Tax credits	12,301	7,310
Property and equipment	405	1,765
Compensation and accrued reserves	4,314	785
Other	2,872	923

Total deferred tax assets	72,162	39,570

Deferred tax liabilities:
Deferred gain	(1,398)	—
Intangible assets	(49,524)	(4,788)

Total deferred tax liabilities	(50,922)	(4,788)

Net deferred tax asset	21,240	34,782
Less: valuation allowance	(62,468)	(39,570)

Total	$(41,228)	$(4,788)

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliation of the reported income tax expense (benefit) to the amount that would result by applying the U.S. federal statutory tax rate of 34% to loss from continuing operations before income taxes is as follows:

	2004	2003	2002

Tax benefit at U.S. statutory rate	$1,280	$(1,520)	$(298)
Effect of permanent differences:
Non-deductible in-process research and development	—	3,292	1,182
Tax effect of international operations	(1,165)	(954)	—
Non-deductible acquisition costs	676	—	—
Non-deductible amortization of intangibles	559	—	—
State income taxes, net of federal benefit	(244)	346	179
Change in valuation allowance, excluding change related to stock option exercises	22	592	(1,031)
Other non-deductible items, net	453	(138)	(122)

Total	$1,581	$1,618	$(90)

      In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company has established a valuation allowance of $62,468 and $39,570 at December 31, 2004 and 2003, respectively. Unrecognized tax benefits of $55,839 at December 31, 2004 will be allocated to reduce goodwill or other intangible assets upon the determination that these tax benefits will be realized.
      At December 31, 2004, the Company had net operating loss carry-forwards related to its non-U.S. subsidiaries of approximately $5,036, which do not expire and are available to offset future taxable income, and approximately $17,446 which expire from 2005 to 2010. The acquisitions of Datakey, Cylink and Raqia increased the Company’s net operating loss carry-forwards for U.S. income tax purposes. At December 31, 2004, the Company had net operating loss carry-forwards for U.S. income tax purposes of approximately $90,423, which expire from 2011 to 2024 and are available to offset future U.S. taxable income subject to limitations with regards to Section 382 of the Internal Revenue Code. The exercise of non-qualified stock options and disqualified disposition of incentive stock options (“stock option deductions”) have generated all of the remaining U.S. net operating loss carry-forwards. When these net operating loss carry-forwards are utilized, the resulting reduction in the valuation allowance will be recorded as a direct increase to additional paid-in capital. During the years ended December 31, 2004 and 2003, an increase to stockholders’ equity of $2,948 and $2,362, respectively, was recorded related to the tax benefit of stock option deductions.
      The Company has made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries of $19,009 as of December 31, 2004 because we consider these earnings to be indefinitely invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate; or if the Company sells its interests in the subsidiaries. The Company cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	LEASES
      The Company leases office facilities and equipment under non-cancelable operating leases expiring at various dates through 2013. The leases require the Company to pay a proportionate share of real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis. The future minimum payments under the leases for the years ending December 31 are as follows:

2005	$8,694
2006	6,908
2007	5,596
2008	5,397
2009	4,891
2010 and thereafter	8,098
      Rent expense under all operating leases related to continuing operations for the years ended December 31, 2004, 2003, and 2002 was $4,281, $1,236 and $517, respectively.
      The Company has sub-lease arrangements for certain locations, for which the income is recorded as a reduction to rent expense. The future minimum payments to be received under the sub-leases for the years ending December 31 are as follows:

2005	$1,698
2006	845
2007	845
2008	482
2009	321

(12)	RETIREMENT PLAN
      The Company sponsors a defined contribution retirement plan for employees who have completed three months of service. The Plan permits pre-tax contributions by participants pursuant to Section 401(k) of the Internal Revenue Code (the Code) of 3% to 15% of base compensation up to the maximum allowable contributions as determined by the Code. The Company matches up to 50% of the first 4% of employee compensation that is contributed to the plan. The Company’s matching contributions vest with the participant over a 5-year period on a pro rata basis. The Company may also make additional discretionary contributions. The Company incurred expenses for its matching contributions for the years ended December 31, 2004, 2003 and 2002 totaling $276, $360 and $77, respectively.

(13)	STOCK COMPENSATION PLANS

Stock Option Plans
      The Company sponsors five stock option plans that provide for the granting of stock options to officers, directors, consultants and employees of the Company. Options have been granted with exercise prices that are equal to the fair market value of the common stock on the date of grant and, subject to termination of employment, expire seven years from the date of grant. Either incentive stock options or non-qualified stock options may be granted under the plans. The vesting and exercise periods are determined by the Board of

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Directors and the lives may not exceed ten years. Options issued to date generally vest in equal amounts over a vesting period of either three or four years. Option activity during 2002, 2003 and 2004 was as follows:

			Weighted
			Average
	Number	Range of	Exercise
	of Shares	Exercise Prices	Price

Outstanding as of January 1, 2002	1,883	$4.37 to $43.63	$14.85
Granted	404	$11.10 to $16.51	$13.09
Exercised	(205)	$5.13 to $24.13	$9.50
Cancelled	(158)	$8.53 to $33.63	$15.15

Outstanding as of December 31, 2002	1,924	$4.37 to $43.63	$15.08
Granted	925	$16.47 to $38.07	$21.11
Issued in connection with Cylink acquisition	170	$0.20 to $25.00	$12.63
Exercised	(653)	$4.63 to $24.13	$13.69
Cancelled	(177)	$0.20 to $33.63	$17.78

Outstanding as of December 31, 2003	2,189	$4.37 to $43.63	$17.03
Granted	946	$21.70 to $24.35	$22.19
Issued in connection with Rainbow and Datakey acquisition	1,999	$8.83 to $43.32	$20.58
Exercised	(766)	$5.85 to $33.63	$14.95
Forfeitures	(99)	$5.85 to $45.29	$26.71
Cancelled	(68)	$5.85 to $45.29	$26.71

Outstanding as of December 31, 2004	4,201	$4.37 to $45.29	$19.88

Exercisable as of December 31, 2004	2,695	$4.37 to $45.29	$19.60

      The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price

$4.37 to $11.17	711	6.71	$8.56	587	$8.52
$11.25 to $18.25	1,300	5.89	$14.91	1,008	$14.78
$18.60 to $26.00	1,595	8.71	$22.48	618	$23.23
$27.13 to $35.40	262	7.78	$30.46	154	$30.00
$35.43 to $45.29	333	6.13	$42.46	328	$42.56

	4,201			2,695

      At December 31, 2004, the Company had reserved 2,548 shares of common stock for exercise of outstanding stock options and additional stock options authorized for granting under existing stock option plans.

Employee Stock Purchase Plan
      In 2002, the Company adopted the SafeNet, Inc. Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at 85% of the lower of the closing price of the

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s common stock on the first trading day or the last trading day of each semi-annual offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During 2004 a total of 23 shares were issued, 11 in the first quarter and 12 in the third quarter at a price of $24.19 and $23.53, respectively. In 2003 there were 7 shares issued under the plan at a price of $22.11 per share.

(14)	SEGMENTS OF THE COMPANY AND RELATED INFORMATION
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
      The following table sets forth information about the Company’s reportable segments for the years ended December 31:

	2004	2003	2002

Revenue from external customers:
Embedded security	$56,009	$19,269	$18,292
Enterprise security	145,591	46,925	13,943

Consolidated revenues	$201,600	$66,194	$32,235

Significant non-cash items other than depreciation and amortization expense:
Embedded security	$5,119	$6,330	$3,375
Enterprise security	2,622	3,351	—

Consolidated significant non-cash items other than depreciation and amortization expense	$7,741	$9,681	$3,375

Operating income (loss):
Embedded security	$(12,326)	$(6,711)	$(4,227)
Enterprise security	13,403	1,434	2,683

Consolidated operating income (loss)	$1,077	$(5,277)	$(1,544)

Depreciation and amortization:
Embedded security	$12,122	$1,382	$2,180
Enterprise security	11,472	7,481	857

Consolidated depreciation and amortization	$23,594	$8,863	$3,037

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

Income (loss) income from continuing operations before income taxes:
Embedded security	$(7,084)	$(6,632)	$(3,794)
Enterprise security	10,848	2,162	2,919

Consolidated income (loss) from continuing operations before income taxes	$3,764	$(4,470)	$(875)

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
      Significant non-cash items excluding depreciation and amortization were comprised of amortization of unearned compensation and restructuring charges. There were no amortization of unearned compensation or restructuring charges for the year ended December 31, 2003. Non-cash items in 2003 were the write-off of in-process research and development projects from the 2003 Cylink and Raqia acquisitions.

	2004	2003	2002

Geographic Information
Revenues:
United States	$155,892	$58,321	$28,945
All other countries	45,708	7,873	3,290

Total	$201,600	$66,194	$32,235

Long-lived assets:
United States	$11,975	$5,478	$1,140
France	4,922	—	—
All other countries	3,765	313	585

Total	$20,662	$5,791	$1,725

      Revenues are attributed to countries based on the location of the customer.
(15) SIGNIFICANT CUSTOMERS AND CONCENTRATIONS
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
      In 2004, one customer of the Enterprise Security Division accounted for 41% of the Company’s consolidated revenues. In 2003, one customer of the Embedded Security Division accounted for 13% of the Company’s consolidated revenues and one Enterprise Security Division customer accounted for 12% of the Company’s consolidated revenues. In 2002, one commercial client of the Embedded Security Division accounted for 41% of the Company’s consolidated revenues.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December, 31, 2004, one government client of the Enterprise Security Division accounted for 22% of accounts receivable. As of December 31, 2003, one government client of the Enterprise Security Division accounted for 16% of accounts receivable.
      Some of our security solution products such as, silicon chips for our appliances and our token products, must meet certain quality standards. We currently purchase our silicon chips and token products under short-term supply arrangements from several vendors, all of whom are ISO 9001/2000 registered. Although we purchase from a limited number of manufacturers, management believes that other suppliers could adapt to provide similar silicon chips and tokens on comparable terms. The time required to locate and qualify other suppliers, however could cause a delay in manufacturing that may be financially disruptive to the Company.
(16) INCOME (LOSS) PER SHARE
      The following table sets forth the computation of basic and diluted income (loss) from continuing operations per common share for the years ended December 31:

	2004	2003	2002

Numerator — basic and diluted Income (loss) from continuing operations	$2,183	$(6,088)	$(785)

Denominator:
Weighted average number of shares outstanding — basic	21,816	11,350	7,730

Effect of dilutive stock options	821	—	—

Weighted average number of shares outstanding — diluted	22,637	11,350	7,730

Basic income (loss) from continuing operations per share	$0.10	$(0.54)	$(0.10)

Diluted income (loss) from continuing operations per share	$0.10	$(0.54)	$(0.10)

      The diluted loss from continuing operations per common share in 2003 and 2002 is equal to the basic loss per common share because if potentially dilutive securities were included in the computations, the results would be anti-dilutive. These securities consist of outstanding options and warrants to purchase 2,214 shares and 1,924 shares of the Company’s common stock as of December 31, 2003 and 2002, respectively.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002

	Balance at	Charged to	Other			Balance
	Beginning	Costs and	Additions	Deductions		at End
	of Year	Expenses	(a)	(b)	Recovery	of Year

	(Amounts in thousands)
Allowance for doubtful accounts:
2004	$940	$857	$715	$(248)	$—	$2,264
2003	224	24	775	(83)	—	940
2002	150	74	—	—	—	224
Reserve for obsolete inventory:
2004	1,275	—	—	(242)	(307)	726
2003	958	418	—	(101)	—	1,275
2002	482	476	—	—	—	958
Warranty reserve:
2004	259	494	3,423	(463)	(521)	3,192
2003	50	—	209	—	—	259
2002	50	—	—	—	—	50
Valuation allowance for deferred tax assets:
2004	39,570	22	22,876	—	—	62,468
2003	8,141	592	30,837	—	—	39,570
2002	9,172	(1,031)	—	—	—	8,141

(a)	Represents reserves acquired through purchase business combinations and other additions

(b)	Deductions represent write-offs of specifically identified accounts

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
      As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the fiscal year covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
(b) Management’s Annual Report on Internal Control Over Financial Reporting.
      In accordance with the order issued by the SEC on November 30, 2004 (SEC Release No. 50754), we expect to file our management’s report on internal control over financial reporting required under this Item 9A in an amendment to this annual report on Form 10-K/ A no later than 45 days after March 16, 2005.
(c) Attestation Report of the Registered Public Accounting Firm.
      In accordance with the order issued by the SEC on November 30, 2004 (SEC Release No. 50754), we expect to file the attestation report of Ernst & Young LLP required under this Item 9A in an amendment to this annual report on Form  10-K/ A no later than 45 days after March 16, 2005.
(d) Changes in internal control over financial reporting.
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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2005 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2005 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is incorporated herein by reference to the definitive Proxy Statement for our 2005 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated herein by reference to the definitive Proxy Statement for our 2005 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is incorporated herein by reference to the definitive Proxy Statement for our 2005 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after December 31, 2004.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      (a) 1. The financial statements filed as part of this report are listed separately on the Index To Financial Statements on page 45 of this Form 10-K.
          2. Financial Statement Schedule: Schedule II Valuation and Qualifying Accounts
      All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable therefore have been omitted.
      (b) Exhibits required by Item 601 of Regulation S-K:

2A	Agreement and Plan of Merger dated September 9, 2004 by and among the Registrant, Snowflake Acquisition Corp. and Datakey, Inc.	I/B/R(1)
3A	Restated Certificate of Incorporation of Registrant, as filed with the Secretary of State of Delaware on May 23, 2001	I/B/R(2)
3B	By-laws of Registrant	I/B/R(3)
4	Specimen of Common Stock Certificate of Registrant	I/B/R(3)
10A	Office lease dated June 25, 2003 by and between Waters Edge Corporate Campus LLC and SafeNet, Inc.	I/B/R(4)
10B	Stock Option Plan of 1989	I/B/R(5)

10C	Joint Development and Marketing Agreement between the Registrant and CyberGuard Corporation	I/B/R(6)
10D	Agreement between SafeNet Secure Solutions, Inc. (wholly-owned subsidiary of the Registrant) and Analog Devices, Inc.	I/B/R(7)
10E	1999 Employee Stock Option Plan	I/B/R(8)
10F	1999 Stock Bonus Plan	I/B/R(8)
10G	Non-Employee Director Stock Option Plan	I/B/R(8)
10H	2000 Employee and Directors Stock Option Plan	I/B/R(8)
10I	2001 Omnibus Stock Plan	I/B/R(9)
10J	Employment Agreement with Anthony Caputo	I/B/R(10)
10K	Employment Agreement with Carole D. Argo	I/B/R(3)
10L	Employment Offer Letter with Shelley A. Harrison	I/B/R(11)
10M	Employee Stock Purchase Plan	I/B/R(12)
10N	Second Amendment to Lease and Partial Termination Agreement dated October 30, 2002 by and between Cylink Corporation and Orchard Jay Investors, LLC for facilities located in Santa Clara, California	I/B/R(13)
10O	Amendment to Employment Agreement with Anthony Caputo	I/B/R(3)
10P	Employment Agreement with Kenneth A. Mueller	I/B/R(3)
10Q	Lease for premises at 371 Van Ness Way, Torrence, California, dated October 2, 1997, between Surf Management Associates and Mykotronx, Inc.	I/B/R/(15)
10R	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC and Rainbow Technologies, Inc.	I/B/R/(16)
10S	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company and Rainbow Technologies, Inc.	I/B/R/(17)
10T	Lease for premises at 357 and 359 Van Ness Way, Torrenece, California, dated May 1, 2002, between Surf Management Associates and Mykotronx, Inc.	I/B/R/(18)
21	Subsidiaries of Registrant
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Schedule TO filed by the Registrant with the SEC on September 21, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(3)	Filed as an exhibit to the Form 10Q for the quarterly period ended September 30, 2004 and incorporated herein by reference

(4)	Filed as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

(5)	Filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 33-52066) of the Registrant and incorporated herein by reference.

(7)	Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(8)	Filed as an exhibit to Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

(9)	Filed as an exhibit to a Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on July 28, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to a Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders held on June 18, 2003 and incorporated herein by reference.

(11)	Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(12)	Filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-106084) of the Registrant and incorporated herein by reference.

(13)	Filed as an exhibit to the Registration Statement on Form S-8 (File No. 333-98029) of the Registrant and incorporated herein by reference.

(14)	Filed as an exhibit to the Form 10-Q of Cylink Corporation (File No. 0-27742) for the quarterly period ended September 29,2002 and incorporated herein by reference.

(15)	Filed as an exhibit to the Form 10-K of Rainbow Technologies, Inc. (File No. 0-16641) for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(16)	Filed as an exhibit to the Form 10-K of Rainbow Technologies, Inc. (File No. 0-16641) for the fiscal year ended December 31, 2000 and incorporated herein by reference.

(17)	Filed as an exhibit to the Form 10-Q of Rainbow Technologies, Inc. (File No. 0-16641) for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(18)	Filed as an exhibit to the Form 10-K of Rainbow Technologies, Inc. (File No. 0-16641) for the fiscal year ended December 31, 2002 and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET, INC.

By:	/s/ Anthony A. Caputo

Anthony A. Caputo
Chairman and Chief Executive Officer
Date: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony A. Caputo Anthony A. Caputo	Chairman and Chief Executive Officer	March 16, 2005

/s/ Kenneth A. Mueller Kenneth A. Mueller	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Thomas A. Brooks Thomas A. Brooks	Director	March 16, 2005

/s/ Shelley A. Harrison Shelley A. Harrison	Director	March 16, 2005

/s/ Ira A. Hunt, Jr. Ira A. Hunt, Jr.	Director	March 16, 2005

/s/ Bruce R. Thaw Bruce R. Thaw	Director	March 16, 2005

/s/ Andrew E. Clark Andrew E. Clark	Director	March 16, 2005

/s/ Walter W. Straub Walter W. Straub	Director	March 16, 2005

/s/ Arthur L. Money Arthur L. Money	Director	March 16, 2005