Form 10-K/A
period 2004-12-31
SAFENET INC
filed 2005-04-29
CIK 850313

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

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-K/ A to Safenet, Inc.’s (the “Company“or “SafeNet”) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2005, is being filed to amend the Original Filing as follows:

•	Item 9A is amended to include Management’s Annual Report on Internal Controls Over Financial Reporting.

•	Item 9A is amended to include the related Attestation Report of the Independent Registered Public Accounting Firm.

•	Part III (Items 10, 11, 12, 13 and 14) is amended to include the required information.
      On November 30, 2004, the Securities and Exchange Commission issued Release No. 34-50754 providing up to 45 additional days beyond the date of the Original Filing for the filing of the reports under Item 9A noted above. As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.
      Except for the amendments described above, this Form 10-K/ A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer assessed the Company’s disclosure controls and procedures to be effective.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM —
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
SafeNet, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SafeNet, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SafeNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that SafeNet, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SafeNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SafeNet, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Baltimore, Maryland
April 26, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS

		Director
Name	Age	Since

Anthony A. Caputo	63	1986
Thomas A. Brooks	68	1998
Andrew E. Clark	43	2001
Shelley A. Harrison	62	1999
Ira A. Hunt, Jr.	80	1990
Arthur L. Money	65	2004
Walter W. Straub	61	2004
Bruce R. Thaw	52	1990
      Anthony A. Caputo, the Chairman and Chief Executive Officer of the Company, has served as the Chief Executive Officer since 1987 and a director of the Company since November 1986. He joined SafeNet in 1986 as an investor. In November of that year, he became a Director with additional marketing and management responsibilities. Mr. Caputo led the company’s IPO as SafeNet became a Nasdaq listed company in 1992. In 1993, Mr. Caputo was named Maryland’s High Tech Entrepreneur of the year and Baltimore’s Extraordinary Technology Advocate for 2003. He serves on the Governor’s Commission on the Development of Advanced Technology Business, a commission tasked with charting a framework for the revival of the hi-tech economy in Maryland. Mr. Caputo is a member of the State of Maryland Enterprise Venture Fund Advisory Board and serves on the Board of Directors for the American Electronics Association (AeA). Mr. Caputo holds a Bachelor of Arts degree in History and Political Science from Iona College. He has served as an officer in several publicly-held companies, including Interdigital Communications, Comshare, Inc., Value Software, now part of Computer Associates, Inc., and served as a director at Oleran Network Solutions, Inc.
      Thomas A. Brooks has served as a director of the Company since July 1998. Mr. Brooks held various executive positions with AT&T from 1991 through 1999. He retired from AT&T in 1999 and continues as a consultant to AT&T Government Markets. Mr. Brooks served 32 years as a U.S. Navy Intelligence officer, retiring from active military service as a Rear Admiral and Director of Naval Intelligence in 1991. In 1995, President Clinton appointed Mr. Brooks as one of three members of the Security Policy Advisory Board, where he served through the end of the Clinton Administration. From 1995 to 1997, Mr. Brooks was a member of the Defense Policy Board. He also served on advisory boards for the Defense Intelligence Agency and the Office of Naval Intelligence. From 1999 to 2000, he was a member of the Federal Government Joint Security Commission. Mr. Brooks is a graduate of Fordham University, with a Master’s degree from Fairleigh Dickenson University. He has done post Master’s studies at George Washington University and the University of California and has published several articles on cryptography in various technical publications. He served on the Board of Directors of Navy Mutual Aid Association from 1995 to 2004 and also serves on the Board of Directors of several Intelligence professional associations.
      Andrew E. Clark has served as a director of the Company since 2001. He is Chairman and President of Wheatfield Ventures, LLC, a private equity firm concentrating on early stage investing within the technology sector. Mr. Clark sits on the Advisory Board of Spring Capital Partners, L.P., a small business investment company providing subordinated mezzanine debt financing in the Mid-Atlantic region. From October 1997 through December 2000, Mr. Clark held various executive positions with Verio, Inc., including President of the eBusiness/ Custom Web Development and East Regional business units. Mr. Clark began his career as a professional at KPMG Peat Marwick. He received his B.S. degree in Accounting from Washington and Lee University and is a Certified Public Accountant in the State of Maryland.
      Shelley A. Harrison, has served a director of the Company since 1999. Since May 1, 2003 he has served as a part-time employee of the Company providing services relating to the Company’s Embedded Security

Division and business combination strategy. Dr. Harrison has been Chairman of SPACEHAB Inc. (NASDAQ: SPAB) since August 1993, and served as Chief Executive Officer from April 1996 to March 2003. Dr. Harrison co-founded and served as Chairman and Chief Executive Officer of Symbol Technologies Inc. (NYSE: SBL) from 1973 to 1982. Dr. Harrison is a founder and Managing General Partner of PolyVentures I & II, high-technology venture capital funds organized in 1987 and 1991, respectively. Dr. Harrison was a Member of Technical Staff at Bell Telephone Laboratories and a Professor of Electrical Sciences at the State University of New York at Stony Brook. Dr. Harrison holds a Ph.D. and Master of Science degree in Electrophysics from Polytechnic University and a Bachelor’s Degree of Electrical Engineering from New York University. Dr. Harrison is also a member of the Board of NetManage, Inc., as well as several private technology companies.
      Ira A. Hunt, Jr. has served as a director of the Company since December 1990. Mr. Hunt is a graduate of the U.S. Military Academy, West Point, New York. He served 33 years in various command and staff positions in the U.S. Army, retiring from active military service as a Major General in 1978. Subsequently, Mr. Hunt was President of Pacific Architects and Engineers in Los Angeles, California and a Vice President of Frank E. Basil, Inc. in Washington, D.C. Mr. Hunt has a Master of Science degree in civil engineering from the Massachusetts Institute of Technology; a Master of Business Administration degree from the University of Detroit; a Doctor of the University degree from the University of Grenoble, France; and a Doctor of Business Administration degree from George Washington University. Mr. Hunt also serves on the Boards of Biometric Associates, Inc. and Gales Industries.
      Arthur L. Money was appointed to the Company’s Board of Directors on March 16, 2004. He was a director of Rainbow Technologies, Inc. from September 2002 until the consummation of the merger of the Company and Rainbow in March 2004. He is currently president of ALM Consulting, specializing in command control and communications, intelligence, signal processing, and information processing. Mr. Money is also a director of the following publicly traded companies: Silicon Graphics, CACI International, Essex Corp., Intevac, Terremark Worldwide and Intelli-Check. From 1999 to 2001, Mr. Money was the assistant secretary of defense (C3I) and Department of Defense CIO. Prior to 1999, Mr. Money served as the assistant secretary of the Air Force for Research, Development, and Acquisition, and was vice president and deputy general manager of TRW. Mr. Money graduated from the University of Santa Clara and San Jose State University where he earned his MSME and BSME, respectively. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy.
      Walter W. Straub was appointed to the Company’s Board of Directors on March 16, 2004. A co-founder of Rainbow Technologies, Inc., Mr. Straub was a director of Rainbow from its inception in 1982 until the consummation of the merger of the Company and Rainbow in March 2004, and served as President and Chief Executive Officer of Rainbow from 1983 through March 2004. Since 1989, Mr. Straub has served as director of CAM Commerce Solutions, a manufacturer of computerized point of sale and inventory management systems. Mr. Straub received a BSEE and an MBA in Finance from Drexel University. In May 1993, Mr. Straub was elected to the Board of Trustees of Drexel University.
      Bruce R. Thaw has served as a director of the Company since December 1990. From 1987 to March 31, 2000, Mr. Thaw served as general counsel to the Company. Mr. Thaw is currently President and Chief Executive Officer of Bulbtronics, Inc., a national distributor of specialty light sources and related products. Mr. Thaw was admitted to the bar of the State of New York in 1978 and the California State Bar in 1983. Mr. Thaw is also a director of Amtech Systems, Inc., a publicly-traded company engaged in the semiconductor industry, and Nastech Pharmaceutical Company, Inc., a publicly-traded company engaged in drug delivery technology.
OFFICERS
      The executive officers of the Company as of the date of this filing are set forth in the table below. All executive officers are appointed at the annual meeting or interim meetings of the Board of Directors. Each executive officer is appointed by the Board of Directors to hold office until his or her successor is duly appointed and qualified.

Name	Age	Office or Position Held

Anthony A. Caputo	63	Chairman and Chief Executive Officer
Carole D. Argo	44	President and Chief Operating Officer
Kenneth A. Mueller	52	Chief Financial Officer, Senior Vice President and Treasurer
Steve Lesem	51	Senior Vice President of Worldwide Sales
Chris S. Fedde	54	Senior Vice President and General Manager, Enterprise Security Division
      Certain biographical information regarding the executive officers, except for Mr. Caputo (see above), is set forth below:
      Carole D. Argo has served as Senior Vice President and CFO of SafeNet since 1999. She was named President and COO in June of 2004. Ms. Argo is responsible for the company’s day-to-day global operations. Her primary focus is executing the company’s growth strategy with a continuing role in merger and acquisition activity. Her leadership has been integral to the successful identification, closing and integration of three strategic acquisitions totaling over $170 million in annual revenues since January 2003. In July 2003, she successfully led an $84 million, net, secondary public offering, the largest equity follow-on offering in the security sector that year. Before joining SafeNet, Ms. Argo was chief financial officer of Optelecom, Inc., a publicly traded fiber optics company. Earlier, she spent eight years as vice president of finance and operations at Byk Gardner, an international color and appearance instrumentation company where she was responsible for worldwide manufacturing, product development, and financial operations. She also has seven years of public accounting experience with Deloitte & Touche as an audit manager. She received an executive Master of Business Administration from Loyola College of Maryland, a Bachelor of Science in Accounting from the University of Arizona, and is a Certified Public Accountant.
      Kenneth A. Mueller joined SafeNet in June 2004 as Chief Financial Officer, Senior Vice President and Treasurer, from Microsoft Corp., where he held the position of Chief Financial Officer, Microsoft Business Solutions, a $700 million business unit. As SafeNet CFO, he is responsible for all accounting, finance, treasury and legal functions. Mr. Mueller has over 20 years of senior finance experience working in high growth tech companies like Platinum Technology, Galileo International, Apple Computer, and Digital Equipment. During his tenure with Microsoft Business Solutions, Mr. Mueller led the effort to build out the worldwide finance organization, completed the integration of two businesses, and helped relocate a new finance Shared Service Center to Fargo, N.D. Mr. Mueller received a Bachelor of Science degree from Northwestern University and a Masters in Business Administration from DePaul University, and is a Certified Public Accountant.
      Steve Lesem joined SafeNet in January of 2005 as Senior Vice President of Worldwide Sales, responsible for the company’s overall revenue and senior sales leadership across all business lines globally. Mr. Lesem has over 20 years of sales and marketing experience with large sales organizations. Prior to SafeNet, Mr. Lesem was an executive with BMC Software. His last position was Vice President, Asia Pacific. In this role he orchestrated the sales execution of channels and alliances, actively developed BMC Software business opportunities and investments in China, and managed all lines of business across Asia Pacific. Mr. Lesem previously served as Vice President, Worldwide Sales and Marketing for BMC’s Security Business Unit. He also held multiple senior level, executive sales and marketing positions at IBM including General Manager, PC Server Sales and Marketing for North America. Mr. Lesem holds a Bachelor of Science in Electrical Engineering from the University of Texas.
      Chris S. Fedde joined SafeNet in February 2001 as the Director of Corporate Product Management and Business Development. Since Mr. Fedde joined SafeNet, he has been a key contributor to building the company’s security presence in the Federal Government and the financial community. Since his appointment as Senior Vice President and General Manager of SafeNet’s Enterprise Security Division, the company has seen a significantly increased demand for the company’s technology solutions and managed services. Prior to coming to SafeNet, Mr. Fedde was Director of Secure Products at Harris Corporation, where he started the security business and led its growth into a business unit. Mr. Fedde was responsible for the general management of the custom ASIC security business and turnkey secure systems and managed the business development and engineering departments. The business was particularly successful with customers requiring very high levels of security, including the U.S. Government. Before his employment at Harris, Mr. Fedde was the Engineering Manager at Motorola, developing wireless two-way products for the global markets. He holds several patents related to wireless technologies. Mr. Fedde received a BSEE degree from the University of Iowa.
IDENTIFICATION OF AUDIT COMMITTEE
      The Audit Committee is composed of Andrew E. Clark, Thomas A. Brooks, Arthur L. Money and Ira A. Hunt, Jr. The Board of Directors has determined that Mr. Clark is an “audit committee financial expert,” as defined under Item 401 of Regulation S-K promulgated by the Securities and Exchange Commission. The Audit Committee is governed by a written charter approved by the Board of Directors. Each of the members of the Audit Committee is independent, as defined by the Nasdaq Rules the rules promulgated by the Securities and Exchange Commission under and the Sarbanes-Oxley Act of 2002. The purpose of the Audit Committee is to oversee the financial reporting process, the internal audit function, the systems of internal accounting and financial controls, the performance of the Chief Financial Officer and the performance and independence of the Company’s independent registered public accounting firm, and to review and approve the plans for and results of the annual audit engagement. The Audit Committee recommends to the Board the appointment of a firm to serve as independent auditors, subject to ratification by the stockholders at the annual meeting.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the outstanding shares of Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company is unaware of any instances of noncompliance or late compliance with such filings during the fiscal year ended December 31, 2004 by its executive officers and directors.
CODE OF ETHICS
      The Company has adopted a Code of Ethics that applies to all of its directors, officers and employees performing financial functions for the Company, including its chief executive officer, chief financial officer, controller and any person performing similar functions. The Company has made this Code of Ethics available on its website at www.safenetinvestor.com. The Company intends to disclose future amendments to the code of ethics, or waivers from the provisions of the code of ethics granted to the chief executive officer, chief financial officer, controller and any person performing similar functions on this website.

ITEM 11.	EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
      The following table sets forth certain information regarding compensation paid by the Company during each of the Company’s last three fiscal years to (1) the Company’s Chief Executive Officer and (2) the other four most highly compensated executive officers of the Company whose aggregate cash compensation in fiscal year 2004 exceeded $100,000 (the “Named Executive Officers”):
Summary Compensation Table

						Long-Term
		Annual Compensation				Compensation
						Awards
							All Other
				Other Annual			Compensation
		Salary	Bonus	Compensation		Options
Name and Principal Position	Year	($)	($)	($)		(Shares)	$

Anthony A. Caputo,	2004	377,000	565,500	—	(1)	100,000	77,407	(5)
Chairman and Chief	2003	340,000	335,000	—	(1)	100,000	77,407	(5)
Executive Officer	2002	329,000	330,000	—	(1)	100,000	77,407	(5)
Carole D. Argo,	2004	271,957	226,600	—	(1)	100,000
President and	2003	180,000	175,000	—		50,000
Chief Operating Officer	2002	153,000	175,000	—	(1)	0
Kenneth A. Mueller	2004	143,118	68,750	185,000	(4)	100,000
Senior Vice President and
Chief Financial Officer(2)
Chris Fedde	2004	215,901	150,000	—	(1)	25,000
Senior Vice President and	2003	187,000	120,000	—	(1)	60,000
General Manager, Enterprise	2002	130,000	100,000	—	(1)	15,000
Security Division
David Potts	2004	215,009	—	—	(1)	10,000
Senior Vice President and	2003	143,000	65,000	109,000	(4)
General Manager,
Embedded Security Division(3)

(1)	Perquisites and other personal benefits to the Named Executive Officer was less than both $50,000 and 10% of the total annual salary and bonus reported for such Named Executive Officers, and, therefore, information has not been included.

(2)	Mr. Mueller became an employee of the Company in June 2004.

(3)	Mr. Potts became an employee of the Company in April 2003. Mr. Potts is no longer a Named Executive Officer, as of March 2005.

(4)	Represents taxable relocation expenses.

(5)	Represents premiums paid under a variable life insurance policy.
      The table below sets forth certain information with respect to stock options for shares of the Company’s common stock granted during fiscal year 2004 to the Named Executive Officers under the Company’s employee stock option plans. The Company did not grant any stock appreciation rights in 2004.
Option Grants in Fiscal Year 2004

	Individual Grants
					Potential Realizable Value at Assumed
	Number of		% of Total		Annual Rates of Stock Price
	Securities		Options	Exercise	Appreciation For Option Term(4)
	Underlying		Granted to	or Base
	Options		Employees in	Price	Expiration
Name	Granted (#)		Fiscal Year(3)	($/Sh)	Date	5% ($)	10% ($)

Anthony A. Caputo	100,000	(1)	10.6	21.70	5/19/2014	1,365,000	3,458,000
Carole D. Argo	100,000	(2)	10.6	21.70	5/19/2014	1,364,701	3,458,000
Kenneth A. Mueller	100,000	(2)	10.6	22.19	7/28/2014	1,396,000	3,537,000
Chris Fedde	25,000	(2)	2.6	21.70	5/19/2014	341,250	864,500
David Potts	10,000	(2)	1.1	21.70	5/19/2014	136,500	345,800

(1)	The option became immediately exercisable on the grant date.

(2)	The option becomes exercisable in cumulative annual installments of 25% of the shares on each of the first, second, third and fourth anniversaries of the grant date.

(3)	There were 946,000 options granted to employees in 2004.

(4)	The potential realizable value has been calculated in conformity with Securities and Exchange Commission proxy statement disclosure rules and is not intended to forecast possible future appreciation of the common stock. No gain to the options is possible without stock price appreciation, which will benefit all shareholders. If the stock price does not increase above the exercise price, compensation to the named executive will be zero.
      The table below sets forth certain information with respect to options for shares of the Company’s common stock exercised by the Named Executive Officers during fiscal year 2004 and with respect to options held by the Named Executive Officers at the end of fiscal year 2004.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities
	Number of		Underlying Unexercised		Value of Unexercised
	Securities		Options at		In-the-Money Options at
	Underlying		December 31, 2004(2)		December 31, 2004 ($)(2)
	Options	Value
Name	Exercised(1)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Anthony A. Caputo	0	0	460,349	31,251	14,037,218	948,586
Carole D. Argo	38,500	694,105	87,749	98,751	3,008,032	1,748,068
Kenneth A. Mueller	0	0	0	100,000	0	1,455,000
Chris Fedde	0	0	41,250	83,750	910,890	1,319,180
David Potts	12,500	196,625	0	100,000	0	970,000

(1)	No stock appreciation rights were exercised by any Company employee, executive officer or director in 2004, and there are no outstanding stock appreciation rights held by any employee, executive officer or director of the Company.

(2)	The value of unexercised stock options at December 31, 2004 is based on the last reported sale price of $36.74 for the common stock, as reported by The Nasdaq National Market on that date.
Compensation of Directors
      The Company pays a meeting fee of $4,500 to each non-employee director for each board meeting attended, up to $18,000 annually. No fees are paid for telephonic board meetings. Members of the Audit Committee receive an additional $1,250 ($2,500 for the chairman) per quarter and members of the Compensation Committee receive an additional $875 ($1,125 for the chairman) per quarter. The Company reimburses all directors for travel and other reasonable business expenses incurred in the performance of their services for the Company.
      After each annual meeting of stockholders, each non-employee director of the Company who attended at least 75% of the aggregate number of meetings of the Board during the previous calendar year and who stood for election at the preceding annual meeting is granted a stock option exercisable for 20,000 shares of common stock. The per share option price is the closing price on the grant date. The option has a ten-year term and is fully vested on the grant date.
      Newly appointed directors receive an initial stock option grant for 20,000 shares of Common Stock. The per share option price is the closing price on the grant date. The option has a ten-year term and is fully vested on the grant date.
      All directors are parties to change of control agreements that provide that all of such directors’ options shall become immediately exercisable upon a change of control, and that such options shall remain exercisable through their full term.

Employment Contracts, Termination of Employment and Change in Control Arrangements
      In September 2004, the Company and Mr. Caputo entered into an amendment to his employment agreement, originally executed in December 2001. The amendment extended the term of the agreement until September 2007. Pursuant to the terms of the agreement as amended, Mr. Caputo is to receive an annual salary of $329,422 adjusted annually based on a review by the Compensation Committee and a cost of living increase of no less than 10% per year. Mr. Caputo is also entitled to incentive compensation targeted at no less than 100% of annual salary if the Company’s business objectives as set forth in the Company’s annual business plan are achieved. During the term of Mr. Caputo’s employment agreement the Company agrees to provide to Mr. Caputo the benefits of a fully funded $2 million dollar Variable Life Insurance Policy (the “Variable Life Insurance Policy”) under an endorsement form of split-dollar arrangement. Ownership of the policy will transfer to a family trust formed by Mr. Caputo at the termination of his employment by the Company without “cause” or by Mr. Caputo for “good reason” (as such terms are defined in the agreement) and may be purchased by the trust from the Company for amounts stated in the split-dollar arrangement for termination otherwise. Upon transfer of the Variable Life Insurance Policy, Mr. Caputo is entitled to receive an additional amount equal to any federal, state and local income and employment taxes (including any taxes, interest or penalties imposed with respect to such additional payment) payable by Mr. Caputo as a result of such transfer.
      If the Company terminates Mr. Caputo’s employment without “cause” or if Mr. Caputo terminates for “good reason,” each as defined in the agreement, he is entitled to salary and target incentive compensation accrued through the termination date plus the lesser of (i) $600,000 or (ii) the balance of his compensation under the contract to the end of the agreement computed using the latest applicable salary rate. He is also entitled in that event to full funding of the Variable Life Insurance Policy. Additionally, if the Company terminates Mr. Caputo’s employment without cause or if he terminates for good reason, all stock options will become exercisable and will remain exercisable for a three-year period.
      In the event Mr. Caputo’s employment with the Company is terminated either by the Company without cause or by Mr. Caputo for good reason, within one year following the occurrence of a change in control, he is entitled to receive, in lieu of the severance payment otherwise payable, his annual salary multiplied by three, his then current target incentive compensation multiplied by three, the payment of all unpaid premiums which are required to fully fund the Variable Life Insurance Policy, and all of his stock options under Company plans shall be fully vested and exercisable and will remain exercisable for their full term. Also, if Mr. Caputo is subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to the payments or distributions in the nature of compensation made to him by the Company in connection with a change in control, he will be entitled to receive an additional amount so as to place him in the same after-tax position he would have been in had the excise tax not applied. If Mr. Caputo voluntarily terminates his employment then Mr. Caputo shall be entitled to receive accrued vacation in accordance with Company records and six months severance pay.
      In June 2004 the Company and Ms. Argo entered into an employment agreement for a term of five years. Pursuant to the terms of the agreement, Ms. Argo is to receive an annual salary of $275,000 adjusted annually based on a review by the Compensation Committee and a cost of living increase of no less than 10% per year. Ms. Argo is also entitled to incentive compensation targeted at no less than 100% of annual salary if the Company’s business objectives as set forth in the Company’s annual business plan are achieved.
      If the Company terminates Ms. Argo’s employment without “cause” or if Ms. Argo terminates for “good reason,” each as defined in the agreement, she is entitled to salary and target incentive compensation accrued through the termination date plus the lesser of (i) $550,000 or (ii) the balance of her compensation under the contract to the end of the agreement computed using the latest applicable salary rate. Additionally, if the Company terminates Ms. Argo’s employment without cause or if she terminates for good reason, all stock options will become exercisable and will remain exercisable for a three-year period.
      In the event Ms. Argo’s employment with the Company is terminated either by the Company without cause or by Ms. Argo for good reason, within one year following the occurrence of a change in control, she is entitled to receive, in lieu of the severance payment otherwise payable, her annual salary multiplied by three, her then current target incentive compensation multiplied by three, and all of her stock options under

Company plans shall be fully vested and exercisable and will remain exercisable for their full term. Also, if Ms. Argo is subject to an excise tax under Section 4999 of the Code with respect to the payments or distributions in the nature of compensation made to her by the Company in connection with a change in control, she will be entitled to receive an additional amount so as to place her in the same after-tax position she would have been in had the excise tax not applied. If Ms. Argo voluntarily terminates her employment then she shall be entitled to receive accrued vacation in accordance with Company records and six months severance pay.
      In June 2004 the Company and Mr. Mueller entered into an employment agreement for a term of five years. Pursuant to the terms of the agreement, Mr. Mueller is to receive an annual salary of $275,000 adjusted annually based on a review by the Compensation Committee and a cost of living increase of no less than 10% per year. Mr. Mueller is also entitled to incentive compensation targeted at no less than 50% of annual salary if the Company’s business objectives as set forth in the Company’s annual business plan are achieved.
      If the Company terminates Mr. Mueller’s employment without “cause” or if Mr. Mueller terminates for “good reason,” each as defined in the agreement, he is entitled to salary and target incentive compensation accrued through the termination date plus the lesser of (i) $275,000 or (ii) the balance of his compensation under the contract to the end of the agreement computed using the latest applicable salary rate. Additionally, if the Company terminates Mr. Mueller’s employment without cause or if he terminates for good reason, all stock options will become exercisable and will remain exercisable for a three-year period.
      In the event Mr. Mueller’s employment with the Company is terminated either by the Company without cause or by Mr. Mueller for good reason, within one year following the occurrence of a change in control, he is entitled to receive, in lieu of the severance payment otherwise payable, his annual salary multiplied by three, his then current target incentive compensation multiplied by three, and all of his stock options under Company plans shall be fully vested and exercisable and will remain exercisable for their full term. Also, if Mr. Mueller is subject to an excise tax under Section 4999 the Code with respect to the payments or distributions in the nature of compensation made to him by the Company in connection with a change in control, he will be entitled to receive an additional amount so as to place him in the same after-tax position he would have been in had the excise tax not applied. If Mr. Mueller voluntarily terminates his employment then he shall be entitled to receive accrued vacation in accordance with Company records and six months severance pay.
      Mr. Fedde’s employment offer letter provides for the payment of six months salary should the Company terminate his employment without cause. In addition, in April 2004, the Company and Mr. Fedde entered into a change in control agreement. This agreement provides that if there is a change in control of the Company and Mr. Fedde is terminated by the Company without “cause” or terminates his employment for “good reason” (as such terms are defined in the agreement) within one year after such change in control, then he is entitled to receive, in lieu of the severance payment otherwise payable, a lump sum payment equal to the sum of (i) twelve months of his then annual salary plus (ii) the greater of his then current target incentive compensation or the average of his incentive compensation for the three years prior to the year of his termination. Also, in the event of such termination, all of Mr. Fedde’s stock options under Company plans shall be fully vested and exercisable and will remain exercisable for their full term. If Mr. Fedde is subject to an excise tax under Section 4999 of the Code with respect to the payments or distributions in the nature of compensation made to him by the Company in connection with a change in control, he will be entitled to receive an additional amount so as to place him in the same after-tax position he would have been in had the excise tax not applied.
      Mr. Lesem’s employment offer letter provides for the payment of six months salary should the Company terminate his employment without cause. In addition, in April 2005, the Company and Mr. Lesem entered into a change in control agreement. This agreement provides that if there is a change in control of the Company and Mr. Lesem is terminated by the Company without “cause” or terminates his employment for “good reason” (as such terms are defined in the agreement) within one year after such change in control, then he is entitled to receive, in lieu of the severance payment otherwise payable, a lump sum payment equal to the sum of (i) twelve months of his then annual salary plus (ii) the greater of his then current target incentive compensation or the average of his incentive compensation for the three years prior to the year of his termination. Also, in the event of such termination, all of Mr. Lesem’s stock options under Company plans shall be fully vested and exercisable and will remain exercisable for their full term. If Mr. Lesem is subject to an excise tax under Section 4999 of the Code with respect to the payments or distributions in the nature of compensation made to him by the Company in connection with a change in control, he will be entitled to receive an additional amount so as to place him in the same after-tax position he would have been in had the excise tax not applied.
2004 Compensation Committee Interlocks and Insider Participation
      The Compensation Committee for fiscal year 2004 was comprised of Bruce R. Thaw, Thomas A. Brooks and Arthur L. Money. No member of the Compensation Committee has ever been an employee or officer of the Company or any of its subsidiaries. None of the Company’s executive officers serves as a member of the compensation committee of any other entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.
Report of Compensation Committee on Executive Compensation
      The Compensation Committee of the Board of Directors (the “Committee”) reviews and approves the general compensation policies of the Company, specific compensation for each executive officer of the Company, the Company’s equity compensation plans and makes recommendations to the Board of Directors regarding these matters. The Company’s policy, as administered through the Committee, is to provide compensation packages to the executive officers of the Company sufficient to attract and retain persons of exceptional quality and to provide effective incentives to motivate and reward such executives for achieving the technical, financial and strategic goals of the Company essential to the Company’s long-term success and to growth in stockholder value. Consequently, a significant portion of the compensation of the executive officers and directors is dependent on company performance and maintenance of value in the marketplace. The Company’s typical executive compensation package consists primarily of three components: (1) base salary; (2) incentive cash bonuses; and (3) stock options. Competitive fringe benefits are also provided.

Base Compensation
      The Committee’s approach is to offer executive salaries highly competitive with those of other executives in the industry in which the Company operates. To that end, the Committee evaluates the competitiveness of its base salaries based upon information drawn from various sources, including published and proprietary survey data, consultants’ reports and the Company’s own experience recruiting and training executives and professionals. The Company’s base salary levels are intended to be consistent with competitive practice and level of responsibility, with salary increases reflecting competitive trends, the overall financial performance of the Company and the performance of the individual executive.

Bonuses
      In addition to base salary, executives are eligible to receive discretionary bonuses, from time to time, upon the achievement of certain technical/engineering, financial and sales/marketing milestones. The amount of the bonus and any performance criteria vary with the position and role of the executive within the Company. In addition, for all executives, the Committee, with the assistance of the Company’s Chief Financial Officer, reviews the Company’s actual financial performance against its internally budgeted performance in determining year-end bonuses, if any. However, the Committee does not set objective performance targets for employees other than executive officers.

Stock Option Grants
      The Company, from time to time, grants stock options in order to provide certain executives with a competitive total compensation package and to reward them for their contribution to the long-term price performance of the Company’s Common Stock. Grants of stock options are designed to align the executive’s interest with that of the stockholders of the Company. In awarding option grants, the Committee will consider, among other things, the amount of stock and options presently held by the executive, the executive’s past performance and contributions, and the executive’s anticipated future contributions and responsibilities. Stock options are also provided to all new employees as well as occasional grants in recognition of superior performance, etc. The overall objective of the stock option program is to cause employees to identify with the success of the company and to incent superior performance.

Compensation for the Chief Executive Officer in 2004
      The Committee approved an annual salary for Mr. Caputo of $377,000 for 2004. Based on Mr. Caputo’s employment agreement, his incentive compensation is targeted at no less than 100% of his current base salary and is based on achievement of the Company’s business objectives as set forth in the Company’s annual business plan. In determining the total bonus to be paid to Mr. Caputo, for 2004 the Committee considered several factors, including financial performance, complete integration of acquired businesses, growth of the Company in terms of customers and channels of distribution, development of new products, achievement of (or exceeding) strategic corporate goals and increasing the brand awareness of the Company and its product offerings. In making compensation decisions based on the criteria set forth above, the Committee believes that the compensation paid to Mr. Caputo is closely tied to the performance of the Company. The Committee recommended granting a total bonus of 150% of base salary for 2004.
Bruce R. Thaw, Thomas A. Brooks and Arthur L. Money

STOCK PERFORMANCE CHART
      The chart below compares the total return (change in year-end stock price plus reinvested dividends) of the Company’s Common Stock, the Total Return Index for the NASDAQ Stock Market (U.S.) and the NASDAQ Computer and Data Processing Services Stock Index. The graph assumes that $100 was invested in the Company’s Common Stock and in each of the foregoing indices on January 1, 1999. The graph also assumes that all dividends were reinvested.
      There can be no assurance as to the future trends in the total return of the Company’s Common Stock or of the foregoing indices. The Company does not make nor does it endorse any predictions as to future stock price performance.

	1999	2000	2001	2002	2003	2004

Nasdaq Computer and Data Processing Services Index	100.0000	55.6881	42.1639	26.7739	40.2039	41.5107
Total Return Index for Nasdaq Stock Market (U.S.)	100.0000	60.7110	47.9295	32.8191	49.2312	53.4597
The Company	100.0000	229.2683	92.3902	123.6586	149.6098	179.2195

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN OTHER BENEFICIAL OWNERS
      The following table sets forth as of April 18, 2005 (unless otherwise specified) the beneficial ownership of the Company’s Common Stock by persons known to the Company to be beneficial owners of more than five percent of the outstanding shares of the Company’s common stock, each director, each of the Named Executive Officers (as defined under “Executive Compensation”) and by all executive officers and directors of the Company as a group.

	Number of shares
Name (and address of 5% owners)	Beneficially owned(1)	Percent

FMR Corp.	1,399,251	5.7
82 Devonshire Street
Boston, MA 02109(2)
Anthony A. Caputo(3)	1,048,700	4.3
Walter W. Straub(3)	554,453	2.3
Bruce R. Thaw(3)	306,667	1.2
Shelley A. Harrison(3)	163,334	(4)
Carole D. Argo(3)	123,274	(4)
Ira A. Hunt, Jr.(3)	88,667	(4)
Chris S. Fedde(3)	73,833	(4)
Thomas A. Brooks(3)	49,967	(4)
Andrew E. Clark(3)	40,000	(4)
David Potts(3)	40,000	(4)
Arthur L. Money(3)	31,220	(4)
Kenneth A. Mueller	0	0
All Current Executive Officers and Directors as a Group (12 persons)	2,532,615	10.3

(1)	The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised.

(2)	Based on information contained in a Schedule 13G/ A filed with the Securities and Exchange Commission on February 14, 2005 by FMR Corp.

(3)	Includes shares issuable pursuant to outstanding stock options that may be exercised within 60 days from the date hereof as follows: 491,600 shares for Mr. Caputo; 250,452 shares for Mr. Straub; 86,667 shares for Mr. Thaw; 163,334 shares for Dr. Harrison; 112,749 shares for Ms. Argo; 81,667 shares for Mr. Hunt; 72,500 shares for Mr. Fedde; 46,667 shares for Mr. Brooks; 30,000 shares for Mr. Clark; 40,000 shares for Mr. Potts; 31,220 shares for Mr. Money; and 1,419,356 shares for all executive officers and directors as a group.

(4)	Represents less than 1% of the outstanding shares of common stock.
      The Company has adopted a policy limiting each director and each executive officer to selling no more than 50% of such director’s or officer’s total holdings of Company stock and vested options during any year. Certain exceptions are available, including exceptions related to hardship and expiring options. Holdings are calculated as of the most recent annual meeting of stockholders.

EQUITY COMPENSATION PLAN INFORMATION
      The table below sets forth certain information as of April 18, 2005 with respect to common stock of the Company authorized for issuance under the Company’s equity compensation plans. (1)

	(a)	(b)	(c)

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by stockholders	2,441,127	$19.40	327,706
Equity compensation plans not approved by stockholders	284,008	$20.02	44,305
Total	2,725,135	$19.46	372,011

(1)	Also, there are outstanding options for 1,411,406 shares of common stock of the Company issued in connection with the acquisition of Rainbow Technologies, Inc. in March 2004. The weighted average exercise price of these options is $21.45. There are outstanding options for 29,452 shares of common stock of the Company issued in connection with the acquisition of Datakey, Inc. in December 2004. The weighted average exercise price of these options is $38.01.
      The securities to be issued upon exercise of options under equity compensation plans not approved by stockholders reflect shares of common stock that were reserved for issuance under the former 2000 Non-Qualified Stock Option Plan (the “2000 Plan”). The 2000 Plan previously reserved 800,000 shares of common stock for issuance upon the exercise of non-qualified stock option awards. The 2000 Plan was amended and restated by the 2001 Omnibus Stock Plan, and in connection with such amendment and restatement, the number of shares that had been reserved for issuance under the 2000 Plan was reduced from 800,000 to 400,000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Effective May 1, 2003, the Company hired Shelley A. Harrison, a member of its Board of Directors, as a part-time employee to provide services relating to the Company’s Embedded Security Division, corporate development and business combination strategy. In consideration for such services, Dr. Harrison is currently compensated at a rate of $189,000 per year and was granted options for 50,000 shares of common stock at an exercise price equal to the price of the common stock on the date of grant, which options were fully vested on the date of grant. Dr. Harrison subsequently served as joint holder of the Office of President and Chief Operating Officer from December 2003 to June 2004. As further compensation for Dr. Harrison’s employment in those roles, Dr. Harrison was granted options for 50,000 shares of common stock at an exercise price equal to the price of the Common Stock on the date of grant, which options were fully vested on the date of grant.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditor Fee Information

Audit Fees
      Fees for audit services totaled $2,041,000 in 2004 and $689,000 in 2003, including fees associated with the annual audit of the Company’s consolidated financial statements and it’s internal control over financial reporting, the reviews of the Company’s quarterly reports on Form 10-Q, statutory audits required internationally, and review of SEC registration statements and related consents.

Audit-Related Fees
      Fees for audit-related services totaled $33,000 in 2004 and $120,000 in 2003. Audit-related services principally include due diligence in connection with acquisitions, audits in connection with proposed or consummated acquisitions and other consultations.

Tax Fees
      Fees for tax services totaled $373,000 in 2004 and $342,000 in 2003. Major components of these fees included the following:

	2004	2003

Major Components of tax fees:
U.S. federal, state and local tax compliance	$57,000	$30,000
Domestic and foreign tax planning, compliance, and advice	124,000	85,000
Tax and human resource due diligence services pertaining to potential business acquisitions, including advice on tax structuring	192,000	219,000
Expatriate tax assistance and compliance	—	8,000

	$373,000	$342,000

All Other Fees
      Fees for all other services not included above totaled $424,000 in 2004 and $446,000 in 2003, principally including services rendered in connection with post-merger integration services.
POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS
      The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. Prior to engagement of the independent auditors for the next year’s audit, the independent auditor provides the scope of the proposed audit and related fees for services expected to be rendered during that year within each of four categories of services to the Audit Committee for approval. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. The Audit Committee is also informed routinely as to the services actually provided by the independent auditor pursuant to this pre-approval process. The Audit Committee’s prior approval must be obtained before the scope or cost of pre-approved services is increased and if the need for other permissible non-audit services arises during the course of the year.
      In determining whether to pre-approve any given services, the Committee considers whether such services are consistent with the continued independence of the independent auditor under the SEC’s rules, whether the independent auditor is best positioned to provide the most effective and efficient service, whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.
      The Audit Committee approved all audit and non-audit services provided by Ernst & Young LLP in 2004.
      The Audit Committee has delegated pre-approval authority to its Chairman to pre-approve services to be provided by the independent auditors between meetings. The Chairman must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1	Certification pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as amended

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET, INC.

By:	/s/ Anthony A. Caputo

Anthony A. Caputo
Date: April 27, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony A. Caputo Anthony A. Caputo	Chairman and Chief Executive Officer	April 27, 2005

/s/ Kenneth A. Mueller Kenneth A. Mueller	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 27, 2005

/s/ Thomas A. Brooks Thomas A. Brooks	Director	April 27, 2005

/s/ Shelley A. Harrison Shelley A. Harrison	Director	April 27, 2005

/s/ Ira A. Hunt, Jr. Ira A. Hunt, Jr.	Director	April 27, 2005

/s/ Bruce R. Thaw Bruce R. Thaw	Director	April 27, 2005

/s/ Andrew E. Clark Andrew E. Clark	Director	April 27, 2005

/s/ Walter W. Straub Walter W. Straub	Director	April 27, 2005

/s/ Arthur L. Money Arthur L. Money	Director	April 27, 2005