Form 10-Q
period 2005-03-31
SAFENET INC
filed 2005-05-10
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer’s Common Stock as of May 5, 2005, was 24,590,796.

INDEX TO FINANCIAL STATEMENTS

		Page
PART I:	FINANCIAL INFORMATION
Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3
	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	4
	Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2005 and 2004	5
	Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2005	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	7
	Notes to Consolidated Financial Statements — March 31, 2005	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4:	Controls and Procedures	26

PART II:	OTHER INFORMATION
Item 1:	Legal Proceedings	27
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3:	Defaults Upon Senior Securities	27
Item 4:	Submissions of Matters to a Vote of Security Holders	27
Item 5:	Other Information	27
Item 6:	Exhibits	28

SIGNATURES		29
EXHIBITS
31.1
31.2
32.1
32.2

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,568	$74,751
Restricted cash	—	150
Short-term investments	91,521	93,310
Accounts receivable, net of allowance for doubtful accounts of $2,238 in 2005 and $2,264 in 2004	49,049	56,224
Inventories, net of reserve of $441 in 2005 and $726 in 2004	17,567	18,168
Unbilled costs and fees	1,441	1,259
Deferred income taxes	9,694	9,694
Prepaid expenses and other current assets	3,679	3,252

Total current assets	254,519	256,808
Property and equipment, net of accumulated depreciation and amortization of $6,823 in 2005 and $6,388 in 2004	18,667	18,313
Computer software development costs, net of accumulated amortization of $1,441 in 2005 and $2,619 in 2004	2,198	2,349
Goodwill	304,447	305,311
Other intangible assets, net of accumulated amortization of $34,790 in 2005 and $28,223 in 2004	133,516	139,192
Other assets	2,252	2,005

Total assets	$715,599	$723,978

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$10,506	$11,615
Accrued salaries and commissions	8,578	13,046
Advance payments and deferred revenue	9,788	11,319
Accrued warranty costs	2,851	3,192
Unfavorable lease liability	1,052	1,099
Other accrued expenses	5,431	7,060
Accrued income taxes	8,283	6,818

Total current liabilities	46,489	54,149
Unfavorable lease liability, less current portion	3,689	3,840
Deferred income taxes	48,872	50,922
Other liabilities	2,313	2,481

Total liabilities	101,363	111,392

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 24,531 in 2005 and 24,401 in 2004	245	244
Additional paid-in capital	636,026	633,882
Unearned compensation	(5,265)	(6,719)
Accumulated other comprehensive income	6,121	9,309
Accumulated deficit	(22,891)	(24,130)

Total stockholders’ equity	614,236	612,586

Total liabilities and stockholders’ equity	$715,599	$723,978

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months ended March 31,
	2005	2004
Revenues:
Licenses and royalties	$3,979	$2,181
Products	49,785	17,857
Service and maintenance	6,048	3,978

	59,812	24,016

Cost of revenues:
Licenses and royalties	106	1
Products	23,655	7,251
Service and maintenance	1,198	783
Amortization of unearned compensation	110	30
Amortization of acquired intangible assets	3,491	1,129

	28,560	9,194

Gross profit	31,252	14,822

Operating expenses:
Research and development expenses	8,155	4,786
Sales and marketing expenses	9,550	4,213
General and administrative expenses	5,179	2,744
Costs of integration of acquired companies	3,330	584
Amortization of acquired intangible assets	2,266	1,534
Amortization of unearned compensation (* see detail below)	1,344	331
Restructuring charge	—	1,485

Total operating expenses	29,824	15,677

Operating income (loss)	1,428	(855)
Interest and other income, net	506	(136)

Income (loss) before income taxes	1,934	(991)
Income tax expense (benefit)	696	(535)

Net income (loss)	$1,238	$(456)

Net income (loss) per common share:
Basic	$0.05	$(0.03)

Diluted	$0.05	$(0.03)

Shares used in computation:
Basic	24,486	15,183
Diluted	25,439	15,183

*Composition of amortization of unearned compensation
Research and development	$260	$72
Sales and marketing	262	62
General and administrative	309	71
Integration	513	126

Total	$1,344	$331

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended March 31,
	2005	2004
Net income (loss)	$1,238	$(456)

Other comprehensive income (loss):
Foreign currency translation adjustment	(3,166)	(99)
Unrealized loss on available-for-sale securities	(21)	—

Total other comprehensive loss	(3,187)	(99)

Comprehensive loss	$(1,949)	$(555)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2005
(Unaudited, in thousands)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Unearned	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	compensation	income	deficit	equity
Balance as of January 1, 2005	24,401	$244	$633,882	$(6,719)	$9,309	$(24,130)	$612,586

Amortization of unearned compensation	—	—	—	1,454	—	—	1,454
Issuance of common stock under Employee Stock Purchase Plan	20	—	454	—	—	—	454
Issuance of common stock in connection with stock option exercises	110	1	1,652	—	—	—	1,653
Employee stock option compensation	—	—	38				38
Foreign currency translation adjustment	—	—	—	—	(3,166)	—	(3,166)
Net income	—	—	—	—	—	1,238	1,238
Other comprehensive income	—	—	—	—	(21)	—	(21)

Balance as of March 31, 2005	24,531	$245	$636,026	$(5,265)	$6,122	$(22,892)	$614,236

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,238	$(456)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,253	562
Amortization of computer software development costs	307	77
Amortization of other intangible assets	5,757	2,663
Amortization of unearned compensation	1,454	361
Other non-cash items	59	—
Restructuring charge	—	1,485
Deferred income taxes	(1,961)	(842)
Amortization of unfavorable lease liability	(399)	(179)
Changes in operating assets and liabilities:
Accounts receivable, net	6,521	(2,144)
Inventories, net	362	(1,940)
Prepaid expenses and other current assets	(674)	174
Accounts payable	(1,033)	(1,262)
Accrued salaries and commissions	(4,080)	(2,306)
Accrued severance and related acquisition costs	(151)	509
Accrued income taxes	1,519	226
Other accrued expenses	(1,661)	239
Advance payments and deferred revenue	(1,362)	368

Net cash provided by (used in) operating activities	7,149	(2,465)

Cash flows from investing activities:
Proceeds from sale of available for sale securities	10,605	17,398
Purchases of available for sale securities	(8,837)	(22,825)
Purchases of property and equipment	(2,000)	(1,132)
Expenditures for computer software development	(156)	(57)
Cash received upon acquisition of Rainbow, net of cash paid	—	60,344
Deferred acquisition costs	—	(447)
Change in other assets	(206)	991

Net cash (used in) provided by investing activities	(594)	54,272

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	2,107	1,915
Costs associated with the registration of shares	—	(153)

Net cash provided by financing activities	2,107	1,762

Effect of exchange rate changes on cash	(1,845)	295

Net increase in cash and cash equivalents	6,817	53,864
Cash and cash equivalents at beginning of period	74,751	21,651

Cash and cash equivalents at end of period	$81,568	$75,515

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

(Unaudited, in thousands except per share amounts)

(1) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.

(2) BUSINESS

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

     In December 2004, the Company completed its acquisition of Datakey, Inc., which expanded the customer base and product offerings to include token-based solutions that simplify enterprise-wide access and identity management.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Certain products are designed, developed and produced by the Company for use in U.S. Government and commercial high assurance applications. The products consist of application specific integrated circuits (“ASICs”), modules, electronic assemblies and stand-alone products to protect information. Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are known. Estimated losses on contracts are recorded when identified. For research and development, cost-plus-fee type contracts, and customized development contracts the Company recognizes contract earnings using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized as contract costs are incurred.

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

Use of Estimates

     The Company regularly reviews its estimates related to ongoing long term development contracts. For the three months ended March 31, 2005, revisions to these estimates resulted in an increase in net income of approximately $0.5 million or $0.02 per diluted share.

Product Warranties

     The changes in the carrying amount of accrued warranty costs from December 31, 2004 to March 31, 2005 are as follows:

Balance as of December 31, 2004	$3,192
Cash payments made	(494)
Provisions	153

Balance as of March 31, 2005	$2,851

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

Employee Stock-Based Compensation

     As of March 31, 2005, the Company had five stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

     The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004

Net income (loss), as reported	$1,238	$(456)
Add: Stock-based employee compensation expense included in net income, net of taxes	1,026	166
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(3,853)	(799)

Pro forma net income (loss)	$(1,589)	$(1,089)

Income (loss) per share:

Basic — as reported	$0.05	$(0.03)

Diluted — as reported	$0.05	$(0.03)

Basic — pro forma	$(0.06)	$(0.07)

Diluted — pro forma	$(0.06)	$(0.07)

     For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options’ vesting periods. During the three months ended March 31, 2005, the Company did not grant options to the Board of Directors and granted 156 options to employees.

Reclassifications

     Where appropriate, certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement 123(R) on January 1, 2006.

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

(4) ACQUISITIONS

Rainbow Technologies, Inc.

     On March 15, 2004, SafeNet acquired 100% of the outstanding common shares of Rainbow in accordance with an Agreement and Plan of Reorganization dated October 22, 2003 for an aggregate purchase price of $412,225. The results of operations of Rainbow have been included in the Company’s consolidated results of operations beginning on March 16, 2004. Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments. As a result of the acquisition, the Company believes that it will be able to accelerate growth in the government security market, strengthen the Company’s competitive position in the commercial market, leverage SafeNet’s distribution platform and realize substantial economies of scale and synergy opportunities.

DataKey, Inc.

On December 15, 2004, SafeNet, Inc. completed the merger of Snowflake Acquisition Corp., a Minnesota corporation and wholly-owned subsidiary of SafeNet, with and into Datakey, Inc., a Minnesota corporation, pursuant to the terms and conditions of the Agreement and Plan of Merger dated September 9, 2004 by and among SafeNet, Datakey, and Snowflake Acquisition Corp. As a result of the merger, Datakey has become a wholly-owned subsidiary of SafeNet and all remaining shares of Datakey common stock that were not validly tendered and purchased in the tender offer, except those shares for which appraisal rights under applicable law have been properly exercised, have been converted into the right to receive $0.65 net per share in cash. The aggregate purchase price was $11,505. The Company is finalizing its estimates of the direct costs of the acquisition, and thus, the allocation of the purchase price is subject to refinement, although any modifications are not expected to be material.

     The following unaudited consolidated pro forma results of operations of the Company for the three month period ended March 31, 2004, gives effect to the March 15, 2004 acquisition of Rainbow and the December 15, 2004 acquisition of Datakey as though they had both occurred on January 1, 2004 (in thousands, except per share amounts):

Revenues	$53,685
Net loss	$(2,151)
Loss per common share — basic and diluted	$(0.09)

(5) RESTRUCTURING CHARGE

     In connection with the acquisition and integration of Rainbow on March 15, 2004, the Company reevaluated all of its current leased and owned facilities to determine whether any were duplicative and where new needs for expansion should be directed. Based on the amount of available leased and owned property acquired in connection with Rainbow, the Company determined that it would cease use of certain existing leased facilities that were obtained in connection with the acquisition of Cylink. In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit should be recognized and measured at its fair value when the company ceases using the right conveyed by the contract. The fair value of the liability at the cease-use date was determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, and included common area maintenance costs, real estate taxes and other costs that the Company is contractually obligated to pay over the remaining lease term under the provisions of the lease contact. The Company calculated an estimated liability of $6,290 as of March 16, 2004 based on current expectations of market rates for subleasing the property and the anticipated amount of time required to sublease the property. This amount was reduced by the then remaining unfavorable lease liability of $4,805 recorded by the Company for this property in connection with Cylink purchase accounting, yielding a net charge during the period of $1,485 which is included in the results of operations of the Enterprise division. As of March 31, 2005, the liability is classified as an unfavorable lease liability in the accompanying consolidated balance sheet, including the current portion of $1,052 that is included in other accrued expenses. There were no such restructuring charges for the three months ending March 31, 2005.

(6) INVENTORIES

     Inventories consisted of the following:

	March 31,	December 31,
	2005	2004

Raw materials	$4,042	$4,667
Finished goods	8,450	8,462
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized to date	5,516	5,765

	18,008	18,894
Reserve for excess and obsolete inventory	(441)	(726)

	$17,567	$18,168

(7) PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

	March 31,	December 31,
	2005	2004

Furniture and equipment	$13,898	$13,251
Buildings	5,284	5,572
Computer software	3,403	3,276
Leasehold improvements	2,905	2,602

	25,490	24,701

Accumulated depreciation and amortization	(6,823)	(6,388)

	$18,667	$18,313

(8) GOODWILL

     The changes in the carrying amount of goodwill for the three month period ended March 31, 2005 are as follows:

	Embedded	Enterprise
	Security	Security
	Division	Division	Total

Balance as of January 1, 2005	178,453	126,858	305,311
Purchase price allocation adjustments	108	(32)	76
Foreign currency translation adjustments	(940)	—	(940)

Balance as of March 31, 2005	$177,621	$126,826	$304,447

(9) ACQUIRED INTANGIBLE ASSETS

     Acquired intangible assets consisted of the following at March 31, 2005, of which $49,574 related to the Enterprise Security Division, and $83,942 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount

Intangible assets subject to amortization:
Customer contracts / relationships	7.3	$29,203	$(8,314)	$20,889
Developed technology	8.2	103,095	(17,539)	85,556
Patents and related	7.2	16,126	(5,331)	10,795
Non-compete agreements	2.0	2,066	(2,066)	—
Tradenames	0.5	100	(83)	17
Purchase orders and contract backlog	0.9	1,459	(1,459)	—

Total	7.4	152,049	(34,792)	117,257

Intangible assets not subject to amortization:
Trademarks	N/A	13,520	—	13,520
Domain names	N/A	2,739	—	2,739

Total acquired intangible assets		$168,308	$(34,792)	$133,516

     The estimated amortization expense for each of the fiscal years subsequent to December 31, 2004 is as follows:

Remaining 2005	$16,689
2006	17,504
2007	16,431
2008	14,641
2009	10,952
2010 and thereafter	41,040

(10) INCOME TAXES

     The tax provisions for the three months ended March 31, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate was 36% for the three months ended March 31, 2005, which is the rate the Company anticipates for the full year ending December 31, 2005. The estimated effective tax rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

     Significant components of the Company’s income tax (benefit) expense from continuing operations for the three month periods ended March 31 are as follows:

	2005	2004
Current:
Federal	$2,081	$—
State	169	—
Foreign	495	17

Total current	2,745	17

Deferred (benefit) expense:
Federal	(1,813)	(513)
State	(155)	(19)
Foreign	(81)	(20)

Total deferred	(2,049)	(552)

Total tax expense (benefit)	$696	$(535)

     Deferred tax assets, net of valuation allowance, and deferred tax liabilities as of March 31, 2005 are $9,694 and $48,872, respectively. The deferred tax liabilities at March 31, 2005 include $46,032 of deferred tax liabilities that relate to the acquisition of certain intangibles assets that are not deductible for tax purposes, related to the Rainbow acquisition.

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

     The following table sets forth information about the Company’s reportable segments for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Revenue from external customers:
Embedded security	$15,320	$7,413
Enterprise security	44,492	16,603

Consolidated revenues	$59,812	$24,016

Significant non-cash items other than depreciation and amortization expense
Embedded security	$833	$—
Enterprise security	621	1,846

Consolidated significant non-cash items other than depreciation and amortization expense	$1,454	$1,846

Operating (loss) income:
Embedded security	$(2,714)	$(1,288)
Enterprise security	4,142	433

Consolidated operating income (loss)	$1,428	$(855)

(Loss) income before income taxes:
Embedded security	$(2,520)	$(1,370)
Enterprise security	4,454	379

Consolidated income (loss) before income taxes	$1,934	$(991)

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

     Significant non-cash items excluding depreciation and amortization were comprised of $1,454 of amortization of unearned compensation for the three months ended March 31, 2005. Significant non-cash items excluding depreciation and amortization were comprised of $1,485 of restructuring charges and $361 of amortization of unearned compensation for the three months ended March 31, 2004. There were no restructuring charges for the three months ended March 31, 2005.

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

     As of March 31, no customers comprised 10% or greater of consolidated accounts receivable. As of December 31, 2004 one client of the Enterprise Security Division accounted for 22% of consolidated accounts receivable.

     For the three months ended March 31, 2005, one customer of the Enterprise Security Division accounted for 39% of the Company’s consolidated revenues. For the three months ended March 31, 2004, one customer of the Enterprise Security Division, accounted for 22% of the Company’s consolidated revenues.

(13) INCOME (LOSS) PER SHARE

	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$1,238	$(456)

Weighted average common shares outstanding — basic	24,486	15,183
Effect of dilutive securites — options	953	—

Adjusted weighted average common shares outstanding — diluted	25,439	15,183

Basic net income (loss) per share	$0.05	$(0.03)

Diluted net income (loss) per share	$0.05	$(0.03)

     For the three months ended March 31, 2004, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These securities consist of outstanding options and warrants to purchase 809 shares of the Company’s common stock as of March 31, 2004, respectively.

(14) SUBSEQUENT EVENTS

     On April 4, 2005, the Company completed the acquisition of DMDsecure.com B.V., (“DMD”), a global leader in digital rights management (DRM) software. The acquisition will expand SafeNet’s DRM business growth into the electronic content protection market. Under the terms of the definitive purchase agreement, SafeNet will pay cash consideration of 7.5 million euros with additional cash consideration pursuant to an earn out schedule based on performance thresholds.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and other factors include, among others, the risks described in Item 1 – Business in the Company’s Form 10-K for the year ended December 31, 2004. As a general matter, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other comparable terminology.

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

     We identified our most critical accounting policies to be those related to revenue recognition for our software and technology arrangements with multiple elements, contracts accounted for using the percentage of completion method, the relevant accounting related to valuation allowances, accounts receivable, inventory, capitalized software, and other acquired intangible assets. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K.

Overview

     We develop, market, sell, and support a portfolio of hardware and software information security products and services that protect and secure digital identities, communications, and applications. Our products and services are used to create secure wide area networks (WANs) including ATM, Frame, Link, and SONET, virtual private networks over the Internet (VPNs), wireless networks, security management, intrusion prevention, software anti-piracy and revenue protection, and identity management to prevent security breaches that could result in unauthorized access to confidential data, invasion of privacy and financial loss. Our information security solutions allow our customers to lower the cost of deploying and managing secure, reliable private networks and enable the use of the Internet and wireless networks for secure business communications and transactions with customers, suppliers, and employees.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues and Gross Margins

	Three Months Ended March 31,		Variance
	2005	2004	$	%
	(dollars in thousands)
Revenues by type
License and royalties	$3,979	$2,181	$1,798	82%
Products	49,785	17,857	31,928	179%
Service and maintenance	6,048	3,978	2,070	52%

Total	$59,812	$24,016	$35,796	149%

Revenues by segment
Embedded Security Division	$15,320	$7,413	$7,907	107%
Enterprise Security Division	44,492	16,603	27,889	168%

Total	$59,812	$24,016	$35,796	149%

Revenue mix by type
License and royalties	7%	9%	(2%)
Products	83%	74%	9%
Service and maintenance	10%	17%	(7%)

Total	100%	100%	(0%)

Revenue mix by segment
Embedded Security Division	26%	31%	(5%)
Enterprise Security Division	74%	69%	5%

Total	100%	100%	(0%)

Gross margins by type
License and royalties	97%	100%	(3%)
Products (1)	45%	52%	(7%)
Service and maintenance	80%	85%	(5%)

Total	52%	62%	(10%)

Gross margins by segment
Embedded Security Division	67%	78%	(11%)
Enterprise Security Division	47%	55%	(8%)

Total	52%	62%	(10%)

(1) Includes amortization of acquired intangible assets of $3,491 and $1,129 for three months ended March 31, 2005 and 2004, respectively. Also, amortization of unearned compensation of $110 and $30 is included for the three months ended March 31, 2005 and 2004, respectively.

     Revenues increased $35.8 million primarily due to the increased product revenue from our government business of $16.6 million, and our rights management products of $8.9 million for the three months ended March 31, 2005. These increases in product revenue were due primarily to the acquisition of Rainbow. In addition, we experienced increased revenues from license and royalties and increased service and maintenance revenue, related to increased product offerings attributable to acquisitions.

     Revenue for the Embedded Security Division increased by $7.9 million for the three months ended March 31, 2005 over the three months ended March 31, 2004, due primarily to increased revenues from the rights management products that were acquired in the Rainbow acquisition. Revenue for the Enterprise Security Division increased by $27.9 million for the three months ended March 31, 2005, over the three months ended March 31, 2004, due primarily to increased revenues of $16.6 million for product sales from the government business, and $3.4 million increase in other product revenue acquired in the Rainbow acquisition that closed on March 15, 2004.

     The revenue mix by type has changed significantly as the Company’s acquisitions were product-based companies, particularly Rainbow Technologies with a 97% product and 3% service mix, historically. Our integrated product and service offerings will continue to offer growth in all three revenue types but we will remain a product based company. These products include hardware, appliances, and other developed technolgies. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing 25% to 30% of total revenues and the Enterprise Security Division representing the remainder.

     Gross margins for each type of revenue fluctuated for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The fluctuation in product margin was due to the secure communications business, which carries margins in the 20% to 25% range and represents approximately 40% of the consolidated revenues for the current period. The products and services comprising the remaining portion of the revenue base earn average margins from 70% to over 90%.

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

Operating Expenses

	Three Months Ended March 31,		Variance
	2005	2004	$	%
	(dollars in thousands)
Operating expenses
Research and development	$8,155	$4,786	$3,369	70%
Sales and marketing	9,550	4,213	5,337	127%
General and administrative	5,179	2,744	2,435	89%
Restructuring charges	—	1,485	(1,485)	100%
Cost of integration of acquired companies	3,330	584	2,746	470%
Amortization of acquired intangible assets	2,266	1,534	732	48%
Amortization of unearned compensation	1,344	331	1,013	306%

Total	$29,824	$15,677	$14,147	90%

     Research and development expenses increased due to the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel primarily through acquisitions with some increase relating to additional hires. For the three months ended March 31, 2004, the Company had only added personnel from a few smaller acquisitions. As a percentage of revenue, research and development expenses have decreased from 20% to 14%. The Company has been able to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.

     Sales and marketing expenses increased due to two factors. The first factor is additional headcount added throughout the year, due primarily to the Rainbow acquisition. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing expenses decreased from 17.5% for the three months ended March 31, 2004 to 15.9% for the same period in 2005. The decrease in the percentage of total sales was expected as the Company continues to leverage its product offerings and global sales force for increased demand and new market opportunities.

     General and administrative expenses increased due to additional legal and professional fees related to a larger global presence and additional costs relating to ongoing compliance efforts with the provisions of the Sarbanes-Oxley Act of 2002, as well as increased headcount. As a percentage of revenue, general and administrative expenses decreased from 11.4% for the three months ended March 31, 2004 to 8.7% for the same period in 2005.

     Restructuring charges for the three months ended March 31, 2004 are related to a change in the estimates made related to properties acquired during the Cylink acquisition. There were no such costs in the same period in 2005.

     Costs of integration of acquired companies were higher by $2.7 million during the three months ended March 31, 2005 compared to the same period in 2004. The costs for the 2004 period reflect initial integration and professional fees related to the Rainbow acquisition. The costs in 2005 reflect the ending portion of integration costs related to the Rainbow acquisition.

     Amortization of intangible assets increased from $1.5 million for the three months ended March 31, 2004 to $2.3 million for the same period in 2005. The amortization for the 2004 period primarily includes amortization from multiple acquisitions — Cylink, Raqia, and SSH. For the same period in 2005, amortization of intangible assets included those same acquisitions plus the addition of Rainbow and Datakey. This will continue to be a significant expense to the Company throughout 2005 and future periods. See Note 9 of the consolidated financial statements as of and for the period ended March 31, 2005.

     Amortization of unearned compensation is an expense specific to the Rainbow acquisition and reflects the amortization of the intrinsic value of the unvested portion of common stock options assumed by us in the Rainbow acquisition.

Interest and Other Income, Net

	Three Months Ended March 31,		Variance
	2005	2004	$	%
	(dollars in thousands)
Interest and other income, net	$506	$(136)	$642	-472%

     The increase in interest and other income is due primarily to increased cash and investment balances that increased interest earned over the prior period.

Income Tax Expense

	Three Months Ended March 31,		Variance
	2005	2004	$	%
	(dollars in thousands)
Income tax expense (benefit)	$696	$(535)	$1,231	-230%

     The tax provisions for the three month periods ended March 31, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company currently estimates that the effective income tax rate for the year ending December 31, 2005 will be approximately 36%. The estimated effective tax rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

     The effective tax rate for the three month periods ended March 31, 2005 and 2004 are 36% and 54%, respectively. The effective rate decreased as a result of lower non-deductible acquisition related expenses relative to pre-tax earnings in addition to an increase in pre-tax earnings generated in foreign tax jurisdictions with lower associated tax rates.

Liquidity and Capital Resources

     As of March 31, 2005, SafeNet had working capital of $208.0 million including unrestricted cash and short-term investments of $173.1 million. SafeNet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.

     For the three month period ended March 31, 2005, compared to the same period in 2004, cash provided by operating activities increased by approximately $9.6 million. Cash from investing activities decreased by $54.9 million, primarily due to cash received from the Rainbow acquisition in 2004 of $60.3 million and the net effect of sales and purchases of securities, yielding a net usage of cash of $5.5 million. Cash provided by financing activities increased by $0.3 million, which is mainly attributed to the proceeds from stock options exercised under the Employee Stock Purchase Plans.

     We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. During the three month period ended March 31, 2005, we spent $3.3 million for integration costs related to the Rainbow and Datakey acquisitions. We expect to continue to incur costs associated with the acquisitions. These costs relate to professional fees such as legal, due diligence, professional integration advisory services, financial advisory fees and other non-recurring costs of integrating companies. Additionally, we would expect that there may be additional cash obligations, including obligations resulting from future acquisitions that we may pursue.

     The following table sets forth, as of March 31, 2005, our commitments and contractual obligations for the years indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years
Operating leases (1)	$39,709	$10,860	$12,315	$9,364	$7,170
Subleases	(3,699)	(1,416)	(1,600)	(683)	—
Preferred supplier agreement(2)	5,334	—	5,334	—	—

Total	$41,344	$9,444	$16,049	$8,681	$7,170

SafeNet generally does not make unconditional, non-cancelable purchase commitments.

SafeNet enters into purchase orders in the normal course of business which are less than one year term.

(1) The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.

(2) The Company has a supply agreement with approximately 6,800 units remaining to be purchased by June, 2006. The financial obligation is approximately $5.4 million; however we can cancel on a 30 day notice and be obligated only for cost incurred. The contract and the need for the items on the contract are currently being evaluated for termination.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. SafeNet is exposed to financial market risks, primarily related to changes in foreign currency exchange rates. SafeNet currently does not have any derivative financial instruments to protect against adverse currency movements. SafeNet manages its exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of March 31, 2005. Actual results may differ materially.

Foreign Currency Risk

     We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the three months ended March 31, 2005, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $3.2 million by approximately $0.2 million. For the three months ended March 31, 2005, a 10% change in average exchange rates would have changed the Company’s foreign currency transaction earnings by approximately $0.1 million. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted above are based on a sensitivity analysis performed as of March 31, 2005. Actual results may differ materially.

Interest Rate Risk

     We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents and short-term investments. For the three months ended March 31, 2005, we had net interest income of approximately $0.5 million. A 10% change in the average interest rate for the three months ended March 31, 2005 would have had a negligible effect on earnings.

     At March 31, 2005 and December 31, 2004, SafeNet did not have any interest bearing obligations. In addition, SafeNet does not hold any derivative instruments and does not have any commodity market risk.

ITEM 4 — CONTROLS AND PROCEDURES

     As of the end of the period ended March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no changes in our internal controls over financial reporting during the first quarter of 2005 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

ITEM 1 — LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the business and other nonmaterial proceedings, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 — OTHER INFORMATION

     None.

ITEM 6 – EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001 I/B/R (1)

3.2	By-laws of Registrant, as amended and restated (2)

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET INC.

May 06, 2005	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO
Chairman and Chief Executive Officer

May 06, 2005	/s/ Ken Mueller
KEN MUELLER
Senior Vice President and Chief Financial Officer