Form 10-Q
period 2005-06-30
SAFENET INC
filed 2005-08-09
CIK 850313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
The number of shares outstanding of the issuer’s Common Stock as of August 03, 2005 was 24,974,621.

INDEX TO FINANCIAL STATEMENTS

		Page
PART I: FINANCIAL INFORMATION
Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended
	June 30, 2005 and 2004	5
	Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2005	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	7
	Notes to Consolidated Financial Statements — June 30, 2005	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4:	Controls and Procedures	34

PART I1: OTHER INFORMATION
Item 1:	Legal Proceedings	35
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6:	Exhibits	35

SIGNATURES		36
EXHIBITS
31.1
31.2
32.1
32.2

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,658	$74,751
Restricted cash	—	150
Short-term investments	91,669	93,310
Accounts receivable, net of allowance for doubtful accounts of $1,475 in 2005 and $2,264 in 2004	48,621	56,224
Inventories, net of reserve of $573 in 2005 and $726 in 2004	20,201	18,168
Unbilled cost and fees	1,990	1,259
Deferred income taxes	11,360	9,694
Prepaid expenses and other current assets	5,649	3,252

Total current assets	247,148	256,808
Property and equipment, net of accumulated depreciation and amortization of $7,988 in 2005 and $6,388 in 2004	20,769	18,313
Computer software development costs, net of accumulated amortization of $1,874 in 2005 and $2,619 in 2004	4,147	2,349
Goodwill	325,998	305,311
Other intangible assets, net of accumulated amortization of $40,194 in 2005 and $28,223 in 2004	127,915	139,192
Other assets	1,847	2,005

Total assets	$727,824	$723,978

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,032	$11,615
Accrued salaries and commissions	9,522	13,046
Advance payments and deferred revenue	10,980	11,319
Accrued income taxes	11,393	6,818
Other accrued expenses	8,006	6,170
Accrued warranty costs	2,945	3,192
Restructuring liability	1,696	1,989

Total current liabilities	56,574	54,149
Restructuring liability, less current portion	5,419	4,612
Deferred income taxes	45,628	50,922
Other liabilities	1,912	1,709

Total liabilities	109,533	111,392

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 24,884 in 2005 and 24,401 in 2004	249	244
Additional paid-in capital	646,070	633,882
Unearned compensation	(4,972)	(6,719)
Accumulated other comprehensive income	3,647	9,309
Accumulated deficit	(26,703)	(24,130)

Total stockholders’ equity	618,291	612,586

Total liabilities and stockholders’ equity	$727,824	$723,978

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Licenses and royalties	$4,272	$2,670	$8,251	$4,851
Products	53,389	46,814	103,174	64,671
Service and maintenance	5,837	4,861	11,885	8,839

Total revenues	63,498	54,345	123,310	78,361

Cost of revenues:
Licenses and royalties	48	69	154	70
Products	27,881	23,936	51,965	31,053
Service and maintenance	1,486	1,497	2,684	2,272
Amortization of acquired intangible assets	3,489	3,258	6,980	4,386
Amortization of unearned compensation	94	183	204	213

Total cost of revenues	32,998	28,943	61,987	37,994

Gross profit	30,500	25,402	61,323	40,367

Operating expenses:
Research and development expenses	8,123	6,456	15,848	11,384
Sales and marketing expenses	13,166	7,206	23,026	11,417
General and administrative expenses	5,178	5,137	10,049	7,883
Costs of integration of acquired companies	2,403	2,778	5,732	3,362
Amortization of acquired intantible assets	2,100	2,335	4,366	3,869
Amortization of unearned compensation	1,153	1,975	2,497	2,306
Write-off of acquired in-process research and development costs	2,315	—	2,315	—
Restructuring charges	1,960	—	1,960	1,485

Total operating expenses	36,398	25,887	65,793	41,706

Operating loss	(5,898)	(485)	(4,470)	(1,339)
Interest and other income, net	2,398	1,360	2,904	1,224

Income (loss) before income taxes	(3,500)	875	(1,566)	(115)
Income tax expense (benefit)	311	467	1,007	(68)

Net income (loss)	$(3,811)	$408	$(2,573)	$(47)

Net income (loss) per common share:
Basic	$(0.15)	$0.02	$(0.10)	$(0.00)

Diluted	$(0.15)	$0.02	$(0.10)	$(0.00)

Shares used in computation:
Basic	24,652	23,801	24,572	19,492
Diluted	24,652	25,653	24,572	19,492

Composition of amortization of unearned compensation
Research and development	$217	$433	$477	$505
Sales and marketing	247	366	510	428
General and administrative	689	424	1,510	495
Cost of integration of acquired companies	—	752	—	878

Total	$1,153	$1,975	$2,497	$2,306

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(3,811)	$408	$(2,573)	$(47)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,449)	(883)	(5,617)	(982)
Unrealized loss on available-for-sale securities	(24)	—	(45)	—

Total other comprehensive loss	(2,473)	(883)	(5,662)	(982)

Comprehensive loss	$(6,284)	$(475)	$(8,235)	$(1,029)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2005
(Unaudited, in thousands)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Unearned	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	compensation	income (loss)	deficit	equity
Balance as of January 1, 2005	24,401	$244	$633,882	$(6,719)	$9,309	$(24,130)	$612,586

Amortization of unearned compensation	—	—	—	2,613	—	—	2,613
Issuance of common stock under Employee Stock Purchase Plan	20	—	454	—	—	—	454
Issuance of common stock for stock option exercises	269	3	4,357	—	—	—	4,360
Issuance of common stock in connection with the acquisition of MediaSentry	194	2	5,998	—	—	—	6,000
Assumption of stock options in connection with the acquisition of MediaSentry	—	—	673	(381)	—	—	292
Issuance of stock options to employees	—	—	706	(485)	—	—	221
Foreign currency translation adjustment	—	—	—	—	(5,617)	—	(5,617)
Net loss	—	—	—	—	—	(2,573)	(2,573)
Other comprehensive loss	—	—	—	—	(45)	—	(45)

Balance as of June 30, 2005	24,884	$249	$646,070	$(4,972)	$3,647	$(26,703)	$618,291

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,573)	$(47)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	2,315	—
Depreciation and amortization of property and equipment	2,578	2,089
Amortization of computer software development costs	740	126
Amortization of other intangible assets	11,346	8,255
Non-cash employee stock compensation	2,834	2,519
Other non-cash items	59	—
Restructuring charges	1,960	1,485
Deferred income taxes	(5,104)	(2,757)
Amortization of unfavorable lease liability	(707)	(469)
Changes in operating assets and liabilities:
Accounts receivable, net	8,142	(2,412)
Inventories, net	(2,363)	(313)
Prepaid expenses and other current assets	(3,124)	322
Accounts payable	(798)	(1,643)
Accrued salaries and commissions	(3,589)	(3,175)
Accrued income taxes	6,242	2,609
Other accrued expenses	86	(1,700)
Advance payments and deferred revenue	(492)	418

Net cash provided by operating activities	17,552	5,307

Cash flows from investing activities:
Sales of available for sale securities	22,894	32,375
Purchases of available for sale securities	(21,274)	(38,463)
Purchases of property and equipment	(4,265)	(3,258)
Expenditures for computer software development	(397)	(568)
Cash received upon acquisition of Rainbow, net of cash paid	—	60,052
Cash paid for acquisition of Cylink and SSH, net of cash received	—	(447)
Cash paid for acquisition of Datakey, net of cash received	(193)	—
Cash paid for acquisition of MediaSentry, net of cash received	(13,879)	—
Cash paid for acquisition of DMDsecure, net of cash received	(9,647)	—
Change in other assets	(343)	(74)

Net cash (used in) provided by investing activities	(27,104)	49,617

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	4,814	3,710
Costs incurred in connection with the registration of common stock issued for acquisitions	—	(925)

Net cash provided by financing activities	4,814	2,785

Effect of exchange rate changes on cash	(2,355)	(152)

Net (decrease) increase in cash and cash equivalents	(7,093)	57,557
Cash and cash equivalents at beginning of period	74,751	21,651

Cash and cash equivalents at end of period	$67,658	$79,208

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
     In June 2005, the Company completed its acquisition of MediaSentry, Inc., which expanded the customer base and anti-piracy product offerings to include the protection of copyrighted content on peer-to-peer networks.
     In April 2005, the Company acquired DMDsecure B.V., which expanded digital rights management product offerings to include the electronic content protection market.
     In December 2004, the Company completed its acquisition of Datakey, Inc. which expanded the customer base and product offerings to include token-based solutions that simplify enterprise-wide access and identity management.
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

License and Royalties
     License revenue is comprised of perpetual and time-based license fees, which are derived from arrangements with end-users, OEMs and resellers. For each license arrangement, the Company defers revenue recognition until: (a) persuasive evidence of an arrangement exists; (b) delivery of the software or technology has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is probable. For both perpetual and time-based licenses, once all of these conditions are satisfied, the Company recognizes license revenue based on the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Royalties are recognized as they are earned. Royalties are considered earned when the customer reports the underlying sales data to the company and the royalties become nonrefundable.
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
     Revenues that are earned under long-term contracts to develop high assurance encryption technology are recognized using contract accounting. Under contract accounting, revenue from these arrangements is recognized using the percentage-of-completion method. Progress to completion is principally measured using contract milestones. Management considers contract milestones to be the best available measure of progress on these contracts since each milestone contains customer-specified acceptance criteria. Any estimated losses are provided for in their entirety in the period they are first determined. Actual remaining costs under fixed price contracts could vary significantly from the Company’s estimates, and such differences could be material to the financial statements.
     Certain products are designed, developed and produced by the Company for use in U.S. Government and commercial high assurance applications. The products consist of application specific integrated circuits (“ASICs”), modules, electronic assemblies and stand-alone products to protect information. Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined or if they can not be reasonably estimated, when they are earned. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are known. Estimated losses on contracts are recorded when identified. For research and development, cost-plus-fee type contracts, and customized development contracts the Company recognizes contract earnings using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized as contract costs are incurred.
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

     Other service revenue is comprised of revenue from consulting fees and training. Service revenue is recognized when the services are provided to the customer. The Company’s policy is to recognize software license revenue when these associated services are not essential to the functionality of the product. To date, these services have not been essential to the functionality of the products. Vendor specific objective evidence of fair value of these services is determined by reference to the price that a customer will be required to pay when the services are sold separately, which is based on the price history that the Company has developed for separate sales of these services. Service revenue also consists of services provided to customers relating to the prevention, detection and litigation support relating for infringement of copyrights. The Company recognizes this revenue when the services are provided and the collectibility from customers is reasonably assured.
Advertising Expense
      Advertising costs are expensed as incurred. Advertising expense for the three month period ending June 30, 2005 and 2004 were approximately $1,560 and $775, respectively. Advertising expense for the six month period ending June 30, 2005 and 2004 were approximately $2,531 and $831, respectively.
Shipping and Handling Costs
     All shipping and handling costs incurred in connection with the sale of products to customers is included in cost of product revenues.
Use of Estimates
     The Company regularly reviews its estimates related to ongoing long term development contracts. For the three months ended June 30, 2005, revisions to these estimates resulted in an increase in net income of approximately $509 or $0.02 per diluted share. For the six months ended June 30, 2005, revisions resulted in an increase to net income of approximately $1,009 or $0.04 per diluted share.
Costs of Integration of Acquired Companies
     The Company incurs integration costs in connection with its purchase business combinations. These costs represent incremental costs that the Company believes would not have been incurred absent the business combinations. Major components of these costs include payroll and related costs related to employees remaining with the Company on a transitional basis; costs related to facilities that have been assumed for a transitional period; pulic relations, advertising and media costs for re-branding of the combined organization; and, consulting and related fees incurred to integrate or restructure the acquired operations. These costs are expensed as incurred.
Product Warranties
     The changes in the carrying amount of product warranties from December 31, 2004 to June 30, 2005 are as follows:

Balance as of December 31, 2004	$3,192
Cash payments made or costs incurred	(761)
Provisions	514

Balance as of June 30, 2005	$2,945

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
Employee Stock-Based Compensation
     As of June 30, 2005, the Company had five stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

     The following table illustrates the effect on net income (loss) and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(3,811)	$408	$(2,573)	$(47)
Add: Stock-based employee compensation expense included in net loss, net of taxes	949	885	1,975	1,033
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,411)	(2,368)	(5,435)	(3,167)

Pro forma net loss	$(5,273)	$(1,075)	$(6,033)	$(2,181)

Income (loss) per share:

Basic — as reported	$(0.15)	$0.02	$(0.10)	$(0.00)

Diluted — as reported	$(0.15)	$0.02	$(0.10)	$(0.00)

Basic — pro forma	$(0.21)	$(0.05)	$(0.25)	$(0.11)

Diluted — pro forma	$(0.21)	$(0.05)	$(0.25)	$(0.11)

     For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options’ vesting periods. During the six months ended June 30, 2005, the Company did not grant any options to the Board of Directors and granted 487 options to employees.
Reclassifications
     Where appropriate, certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2005 presentation.
Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement 123(R) on January 1, 2006.
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
Datakey, Inc.
     On December 15, 2004, SafeNet, Inc. completed the merger of Snowflake Acquisition Corp., a Minnesota corporation and wholly-owned subsidiary of SafeNet, with and into Datakey, Inc. (“Datakey”), a Minnesota corporation, pursuant to the terms and conditions of the Agreement and Plan of Merger dated September 9, 2004 by and among SafeNet, Datakey, and Snowflake Acquisition Corp. As a result of the merger, Datakey has become a wholly-owned subsidiary of SafeNet and all remaining shares of Datakey common stock that were not validly tendered and purchased in the tender offer, were converted into the right to receive $0.65 net per share in cash. The aggregate purchase price was $11,505. The Company is finalizing its estimates of the direct costs of the acquisition, and thus, the allocation of the purchase price is subject to refinement, although any modifications are not expected to be material.
DMDsecure, B.V.
     On April 4, 2005, SafeNet, Inc. completed the acquisition of 100% of DMDsecure, B.V. (“DMDsecure”) in a cash transaction. As a result of the acquisition, DMDsecure has become a wholly-owned subsidiary of SafeNet. The aggregate purchase price was $9,749, including direct costs of acquisition of $242, with additional contingent consideration payable to the sellers during the subsequent twelve month period pursuant to an earn-out schedule that is based on earned revenues. Any contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired business and additional goodwill will be recorded. The results of operations of DMDsecure have been included in the Company’s consolidated results of operation beginning on April 4, 2005.
     DMDsecure is a provider of protection for electronic content. The acquisition expanded our business in the digital rights management marketplace. These offerings will be incorporated into our Embedded security division.
     In performing the initial purchase price allocation analysis, the Company preliminarily valued approximately $2,315 of in-process research and development costs related to the acquisition of DMDsecure. The Company is in the process of finalizing its initial estimates, and thus the allocation of purchase price to in-process research development costs is subject to further refinement. The Company has preliminarily assigned $7,356 of goodwill to the Embedded Security segment.

     All of the assets and liabilities were assigned to the Embedded Security division. As noted above, $2,315 of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations on the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to purchased in-process technology relates to one project: DMD Mobile v2.
     The estimated fair value of this project was determined using the income approach, which involves two general steps. The first step is to establish a forecast of the estimated future net cash flows expected to accrue to SafeNet resulting from ownership of the asset. The second step involves discounting these estimated future net cash flows to their present value. In order to estimate future net cash flows, SafeNet employed a multi-period excess earnings method, under which it prepared a forecast of cash inflows, cash outflows, and pro-forma charges for economic returns of and on tangible assets employed and other enabling intangible assets, including patents and core technologies. Cash outflows include direct and indirect expenses for costs to complete, cost of sales based on historical gross margin rates for similar products, sales, marketing, general and administrative, and income taxes. The net cash inflows over an estimated economic life of five years for DMD Mobile v2, beginning later in 2005, were then discounted to net present value using a risk adjusted discount rate of 35%. The discount rate used in this calculation takes into account the stage of completion and the risks surrounding the successful development and commercialization of the purchased in-process technology project that was valued.
     The Company has preliminarily estimated goodwill of $7,356 and assigned it to the Embedded Security segment. This goodwill is not expected to be deductible for tax purposes. The primary factors contributing to a purchase price for DMDsecure that resulted in the recognition of goodwill included expansion of new product offerings in the digital rights management marketplace and will also be leveraged to the existing SafeNet customer base.
MediaSentry, Inc
     Effective June 1, 2005, SafeNet, Inc. acquired all of the issued and outstanding shares and vested stock options of MediaSentry, Inc. (“MediaSentry”). The results of operations of MediaSentry have been included in the Company’s consolidated results of operations beginning June 1, 2005. MediaSentry was a global provider of anti-piracy and business management services for the recording and motion picture industries. MediaSentry’s anti-piracy solutions help clients detect and deter unauthorized distribution of copyrighted content and prosecute those who engage in piracy.
     MediaSentry’s customers included the world’s largest music and print publishers, record labels, motion picture studios, software companies, and industry associations, such as Warner Brothers, The Motion Picture Association of America and the Business Software Alliance. This acquisition expands SafeNet’s anti-piracy offerings to include the protection of copyrighted content on peer-to-peer networks, while gaining a new competency in managed services with a desirable customer list.
     The aggregate initial purchase price was $20,411, consisting of cash of $14,007, 194 shares of common stock valued at approximately $6,000, 35 options to purchase common stock with an aggregate value of $292, and estimated direct costs of the acquisition of $112. The value of the common stock issued was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced.
     The former shareholders and vested option holders of MediaSentry shall have the opportunity to earn additional consideration if revenue for the period July 1, 2005 through December 31, 2006 is more than $18,800. The earn-out would be paid 70% from the MediaSentry products and services in cash and 30% in SafeNet common stock. Any contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the aquired business and additional goodwill will be recorded.
     The Company has preliminarily estimated goodwill of $18,418 and assigned it to the Embedded Security segment. Of that amount, $18,418 is expected to be deductible for tax purposes. The primary factors contributing to a purchase price for MediaSentry that resulted in recognition of goodwill are as follows: SafeNet has broadened its market with new technologies to include anti-piracy and business management services for the recording and motion picture industries. These anti-piracy solutions help clients detect and deter unauthorized distribution of copyrighted content and prosecute those who engage in piracy activities.
     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of the acquisitions of DMDsecure and MediaSentry. The Company is in the process of completing certain analysis and obtaining certain third party valuations of the business. The Company is also finalizing its estimates of the direct costs of the acquisition, and thus, the allocation of the purchase price is subject to refinement.

	DMDsecure	MediaSentry
Cash and cash equivalents	$46	$241
Accounts receivable, net	222	1,677
Prepaid expenses	50	109
Property and equipment	70	1,237
Deferred income taxes	92	—
Acquired in-process research and development	2,315	—
Goodwill	7,356	18,418
Capitalized software development	—	791

Total assets acquired	$10,151	$22,473

Accounts payable	$78	$—
Accrued salaries and commissions	215	309
Deferred revenue	109	308
Other liabilities	—	209
Accrued income taxes	—	8
Deferred income taxes	—	54
Capital leases — short term	—	484
Note payable	—	300
Capital leases — long term	—	390

Total liabilities assumed	402	2,062

Net assets acquired	$9,749	$20,411

     The following unaudited consolidated pro forma results of operations of the Company for the three and six month periods ended June 30, 2005 and 2004, give effect to the March 15, 2004 acquisition of Rainbow, the December 15, 2004 acquisition of Datakey, and the June 1, 2005 acquisition of MediaSentry as though they had all occurred on January 1, 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$64,786	$57,880	$126,452	$112,659
Net (loss) income	(4,302)	81	(3,221)	(1,659)
(Loss) income per common share
Basic	$(0.17)	$0.00	$(0.13)	$(0.07)
Diluted	$(0.17)	$0.00	$(0.13)	$(0.07)
     The acquisition of DMDsecure, B.V. would not have materially affected the pro-forma reported results of operations in 2005 and 2004 had the acquisition occurred on January 1, 2004.
(5) RESTRUCTURING CHARGES
     In connection with the acquisition and integration of Rainbow, the Company reevaluated all of its current leased and owned facilities to determine whether any were duplicative and where new needs for expansion should be directed. Based on the amount of available leased and owned property acquired in connection with Rainbow, the Company determined that it would cease use of certain existing leased facilities that were obtained in connection with the acquisition of Cylink. In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit should be recognized and measured at its fair value when the company ceases using the right conveyed by the contract. The fair value of the liability at the cease-use date was determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, and included common area maintenance costs, real estate taxes and other costs that the Company is contractually obligated to pay over the remaining lease term under the provisions of the lease contact.
     The Company calculated an estimated liability of $6,190 as of March 16, 2004 based on current expectations of market rates for subleasing the property and the anticipated amount of time required to sublease the property. This amount was reduced by the remaining unfavorable lease liability of $1,408 recorded by the Company for this property in connection with Cylink purchase accounting, yielding a net charge during the period of $1,485 which is included in the results of operations of the Enterprise division. As of June 30, 2005, the current and long term portions of this liability are classified as restructuring liability in the accompanying consolidated balance sheet.
     Effective June 30, 2005, in connection with the continued integration of Rainbow, the Company also ceased use and exited an existing leased property in Ottawa, Canada. The company calculated the fair value of the liability of $2,697 as of June 30, 2005 based on the terms of an actual sublease in place. This amount was reduced by the remaining unfavorable lease and restructuring liability of $860 recorded by the Company for this property in connection with Rainbow purchase accounting, yielding a net charge during the period of $1,837 which is included in the results of operations of the Enterprise Security segments. As of June 30, 2005, the current and long term portions of this liability are classified as restructuring liability in the accompanying consolidated balance sheet.
(6) INVENTORIES
     Inventories consisted of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$8,152	$5,624
Finished goods	10,956	11,776
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized to date	1,666	1,494

	20,774	18,894

Reserve for excess and obsolete inventory	(573)	(726)

	$20,201	$18,168

(7) PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	June 30,	December 31,
	2005	2004
Furniture and equipment	$17,444	$13,251
Buildings	4,941	5,572
Computer software	3,129	3,276
Leasehold improvements	3,243	2,602

	28,757	24,701
Accumulated depreciation and amortization	(7,988)	(6,388)

	$20,769	$18,313

(8) GOODWILL
     The changes in the carrying amount of goodwill for the six month period ended June 30, 2005 are as follows:

	Embedded	Enterprise
	Security	Security
	Division	Division	Total
Balance as of January 1, 2005	$178,453	$126,858	$305,311
Goodwill recorded during the year:
Acquisition of MediaSentry	18,418	—	18,418
Acquisition of DMDsecure	7,356	—	7,356
Purchase price allocation adjustments (a)	(2,077)	(1,043)	(3,120)
Foreign currency translation adjustments	(1,937)	(30)	(1,967)

Balance as of June 30, 2005	$200,213	$125,785	$325,998

(a)	Purchase allocation adjustments for the period consist primarily of the income tax benefit recognized from the use of net operating loss carryforwards from acquired businesses for which a revaluation allowance was recorded in purchase accounting.
(9) ACQUIRED INTANGIBLE ASSETS
     Acquired intangible assets consisted of the following at June 30, 2005, of which $46,430 related to the Enterprise Security Division, and $81,485 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts / relationships	7.3	$29,152	$(9,625)	$19,527
Developed technology	8.2	102,936	(20,907)	82,029
Patents and related	7.2	16,066	(6,034)	10,032
Non-compete agreements	2.0	2,168	(2,069)	99
Tradenames	0.5	100	(100)	—
Purchase orders and contract backlog	0.9	1,459	(1,459)	—

Total		151,881	(40,194)	111,687

Intangible assets not subject to amortization:
Domain names	N/A	2,708	—	2,708
Trademarks	N/A	13,520	—	13,520

Total		16,228	—	16,228

Total acquired intangible assets		$168,109	$(40,194)	$127,915

     The estimated amortization expense for each of the fiscal years subsequent to June 30, 2005 is as follows:

Remaining 2005	$11,189
2006	17,550
2007	16,469
2008	14,641
2009	10,952
2010 and thereafter	40,886
(10) INCOME TAXES
     The tax provisions for the three and six month periods ended June 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate was (64%) for the six months ended June 30, 2005. The estimated effective tax rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of the write-off of non-deductible in-process research and development costs related to the DMDsecure acquisition and tax losses in foreign jurisdictions that will not result in tax benefits.
     Significant components of the Company’s income tax (benefit) expense from continuing operations for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ending June 30,		Six Months Ending, June 30,
	2005	2004	2005	2004
Current:
Federal	$126	$1,162	$2,207	$1,162
State	(29)	99	140	99
Foreign	3,458	1,032	3,953	1,049

Total current	3,555	2,293	6,300	2,310

Deferred (benefit) expense:
Federal	(1,755)	(1,668)	(3,568)	(2,181)
State	(150)	(143)	(305)	(162)
Foreign	(1,339)	(15)	(1,420)	(35)

Total deferred	(3,244)	(1,826)	(5,293)	(2,378)

Total tax (benefit) expense	$311	$467	$1,007	$(68)

     Deferred tax assets, net of valuation allowance, and deferred tax liabilities arising from continuing operations as of June 30, 2005 are $11,360 and $45,628, respectively. The deferred tax liabilities at June 30, 2005 include $44,206 of deferred tax liabilities that relate to the acquisition of certain intangibles assets that are not deductible for tax purposes, primarily related to the Rainbow acquisition.
(11) SEGMENTS OF THE COMPANY AND RELATED INFORMATION
     The Company has two reportable segments. The Embedded Security Division designs and sells a broad range of security products, including silicon chips, accelerator cards, licensed intellectual property and software products to OEMs that embed them into their own network and wireless products. The Enterprise Security Division sells high-performance security solutions, including software and appliances, to address the needs of the U.S. government, financial institutions and other security-sensitive commercial companies. The reportable segments are strategic business units that offer different products. The segments are managed separately because each segment requires different technology and marketing strategies. The Embedded Security Division and Enterprise Security Division include international sales mainly to South America, Europe and Asia.
     The following table sets forth information about the Company’s reportable segments for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue from external customers:
Embedded security	$18,397	$17,393	$33,717	$24,806
Enterprise security	45,101	36,952	89,593	53,555

Consolidated revenues	$63,498	$54,345	$123,310	$78,361

Significant non-cash items other than depreciation and amortization expense
Embedded security	$3,170	$669	$4,003	$781
Enterprise security	$2,352	$1,489	2,973	3,223

Consolidated significant non-cash items other than depreciation and amortization	$5,522	$2,158	$6,976	$4,004

Operating (loss):
Embedded security	$(3,074)	$(2,697)	$(5,788)	$(5,152)
Enterprise security	(2,824)	2,212	1,318	3,813

Consolidated operating loss	$(5,898)	$(485)	$(4,470)	$(1,339)

(Loss) income before income taxes:
Embedded security	$(2,034)	$(2,265)	$(4,554)	$(4,802)
Enterprise security	(1,466)	3,140	2,988	4,687

Consolidated (loss) income before income	$(3,500)	$875	$(1,566)	$(115)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Significant non-cash items other than depreciation and amortization consist of the following:
Restructuring charges	$1,960	$—	$1,960	$1,485
Amortization of unearned compensation	1,247	2,158	2,701	2,519
Write-off of acquired in-process research and development	2,315	—	2,315	—

Total	$5,522	$2,158	$6,976	$4,004

(12) SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Sales terms with customers, including distributors, do not provide for right of return privileges for credit, refund or other products. The Company’s payment terms are generally 30-60 days from delivery of products, but could fluctuate depending on the terms of each specific contract and the type and geographic location of the customer. The Company’s customers, who include both commercial companies and governmental agencies, are in various industries, including banking, security, communications and distributors of electronic products.

     For the three months ended June 30, 2005 and 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 8% and 27% of the Company’s consolidated revenues.
     For the six months ended June 30, 2005, a major U.S. government agency customer of the Enterprise Security Division accounted for 25% of the Company’s consolidated revenues. For the six months ended June 30, 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 25% of the Company’s consolidated revenues.
     As of June 30, 2005, a major U.S. government agency customer of the Enterprise Security Division accounted for 11% of consolidated accounts receivable. As of June 30, 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 37% of consolidated accounts receivable.
(13) INCOME (LOSS) PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income	$(3,811)	$408	$(2,573)	$(47)

Weighted average common shares outstanding — basic	24,652	23,801	24,572	19,492

Effect of dilutive securities — options	—	1,852	—	—

Adjusted weighted average common shares outstanding — diluted	24,652	25,653	24,572	19,492

Basic net (loss) income per share	$(0.15)	$0.02	$(0.10)	$(0.00)

Diluted net (loss) income per share	$(0.15)	$0.02	$(0.10)	$(0.00)

     For the three months ended June 30, 2005, and the six months ended June 30, 2005 and 2004 presented in the accompanying consolidated financial statements, diluted loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These securities consist of outstanding in-the-money options to purchase 3,488 and 3,816 shares of the Company’s common stock as of June 30, 2005 and 2004, respectively.

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
     In certain circumstances, we enter into “bill-and-hold” arrangements with our customers, under which our customer agrees to purchase our products, but we retain physical possession until our customer requests shipment to designated locations. Typically, we recognize revenue from the sale of our products on the date of delivery to customers assuming title has passed and all of the other basic criteria for revenue recognition have been met. However, the recognition of revenue under bill-and-hold transactions is a departure from this general policy and therefore requires that the underlying facts at the time the transaction is recorded are evaluated to support revenue recognition. All of the following conditions must be met before our bill-and-hold transactions are recorded as a sale: (1) the risks of ownership have passed to the customer; (2) the buyer must have made a fixed commitment to purchase the goods, as reflected in written documentation; (3) the customer must request that the transaction be on a bill-and-hold basis; (4) a fixed schedule for delivery of the goods must exist; (5) we have retained any specific performance obligations such that the earnings process is complete; (6) the ordered goods have been segregated from our inventory and are not to be subject to being used to fill other orders; and, (7) the goods are complete and ready for shipment. If any of these criteria are not met, we will defer revenue recognition until they are all met.

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
     On June 1, 2005, we completed the acquisition of MediaSentry, Inc., which expanded our customer base and anti-piracy offerings to include the protection of copyrighted content on peer-to-peer networks. Operations of MediaSentry are in the process of being integrated into our Embedded Security Division.
     On April 4, 2005, we completed the acquisition of DMDsecure B.V., which expanded our business into the electronic content protection market. The operations of DMDsecure are in the process of being integrated in our Embedded Security Division.

     On December 15, 2004, we completed the acquisition of Datakey, Inc. which expanded our customer base and product offerings to include token-based solutions that simplify enterprise-wide access and identity management. Operations of Datakey are in the process of being integrated into our Enterprise Security Division.
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

RESULTS OF OPERATIONS
Three Months ended June 30, 2005 Compared to Three Months ended June 30, 2004
Revenues and Gross Margins (dollars in thousands)

	Three Months ended June 30,		Variance
	2005	2004	$	%
Revenues by type
License and royalties	$4,272	$2,670	$1,602	60%
Products	53,389	46,814	6,575	14%
Service and maintenance	5,837	4,861	976	20%

Total	$63,498	$54,345	$9,153	17%

Revenues by segment
Embedded Security Division	$18,397	$17,393	$1,004	6%
Enterprise Security Division	45,101	36,952	8,149	22%

Total	$63,498	$54,345	$9,153	17%

Revenue mix by type
License and royalties	7%	5%	2%
Products	84%	86%	-2%
Service and maintenance	9%	9%	0%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	29%	32%	-3%
Enterprise Security Division	71%	68%	3%

Total	100%	100%	0%

Gross margins by type
License and royalties	99%	97%	2%
Products (1)	41%	42%	-1%
Service and maintenance	75%	69%	6%

Total	48%	47%	1%

Gross margins by segment
Embedded Security Division	68%	57%	11%
Enterprise Security Division	40%	42%	-2%

Total	48%	47%	1%

(1)	Includes amortization of acquired intangible assets of $3.5 and $3.3 million for three months ended June 30, 2005 and 2004, respectively. Also, amortization of unearned compensation of $0.09 and $0.2 million has been included for the three months ending June 30, 2005 and 2004 respectively.
     Revenues increased $9.2 million or 17% due to a $6.6 million or 14% increase in product revenues, a $1.0 million or 20% increase in service and maintenance revenues, and a $1.6 million or 60% increase in licenses and royalties. The $6.6 million increase in product revenue is primarily attributable to increased sales of the Enterprise product which contributed approximately $10.5 million versus $3.4 million in revenue for the three months ended June 30, 2005 and 2004 respectively. Further, additional product offerings related to Borderless Security and Networking products generated revenue of $1.4 million for the three month period ending June 30, 2005. Revenue related to these products is not reflected for the three month period ending June 30, 2004. The $1.0 million increase in service and maintenance revenue is the result of increased service and maintenance contracts for new sales and renewals of existing service and maintenance contracts. The Company did not enter into any large development deals during the same period of 2004. The $1.6 million increase in license and royalty revenue is the result of increased sales of our various licensed toolkit products.

     Revenue for the Embedded Security Division experienced 6% or $1.0 million growth for the three month period ending June 30, 2005 compared to the same period of 2004. The increase is primarily due to increased sales resulting from a broader presence in the information security market due to the acquisition of Rainbow Technologies on March 15, 2004, with minimal contribution from the DMDsecure and MediaSentry acquisitions during the second quarter of 2005. The Enterprise Security Division experienced growth of 22% or $8.1 million. The growth in the Enterprise Security Division is the result of growth in product revenue related to increased product offerings to a broader market and increased sales of our WAN products which contributed approximately $7.1 million of increased revenue for the three month period ending June 30, 2005 versus the same period in 2004.
     The revenue mix by revenue type has experienced a modest adjustment from the historical product dominated mix. The Rainbow acquisition was a product focused acquisition. The Rainbow revenue mix consisted of approximately 97% product and 3% service and maintenance. Although the business remains a product based company, product revenue as a percentage of total revenue decreased to 84% from 86% from the same period in 2004. The decrease is attributable to accelerated growth in the license and royalty and service and maintenance categories resulting from the Company providing much broader technology solutions of information security to the market place. Our integrated information security solutions will continue to offer growth in all three revenue categories but we will remain a product based company. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing approximately 30% of total revenues and the Enterprise Security Division representing the remainder.
     Gross margins in total remained consistent overall for the three month period ending June 30, 2005 when compared to the same period of 2004. Gross margins related to products experienced a modest decrease primarily related to increased amortization of acquired intangible assets and certain one-time costs associated with re-negotiating a supplier contract and the launch of a new product. Service and maintenance gross margins increased 6% to 75% from 69%, due to several new contracts negotiated with more favorable margins. Overall, the decrease in product gross margins was offset by higher margin license and royalty, and service and maintenance contributing a greater percentage to the revenue mix, resulting in a 1% increase to total gross margins.
     The gross margins by segment are reflective of changes within each division as new information security solutions are delivered to the market. The Embedded Security Division experienced 11% growth in gross margins to 68% for the three month period ending June 30, 2005 from 57% for the same period in 2004. This increase is attributable to a greater mix of higher margin license and royalty, and service and maintenance revenue for the three month period ending June 30, 2005 versus the same period in 2004. The Enterprise Security Division experienced a 2% decrease in gross margins primarily attributable to the increase amortization of acquired intangible assets related to products.

Operating Expenses

	Three months ended June 30,		Variance
	2005	2004	$	%
Operating expenses
Research and development	$8,123	$6,456	$1,667	26%
Sales and marketing	13,166	7,206	5,960	83%
General and administrative	5,178	5,137	41	1%
Write-off of acquired in-process research and development costs	2,315	—	2,315	100%
Cost of integration of acquired companies	2,403	2,778	(375)	-13%
Restructuring charges	1,960	—	1,960	100%
Amortization of acquired intangible assets	2,100	2,335	(235)	-10%
Amortization of unearned compensation	1,153	1,975	(822)	-42%

Total	$36,398	$25,887	$10,511	41%

     Research and development expenses increased as a result of increases in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel primarily through acquisitions with some increase relating to additional hires. As a percentage of revenue, research and development expenses have increased from 12% to 13%. The Company continues to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.
     Sales and marketing expenses increased as a result of two factors. The first factor is increased headcount through both acquisition and additional hires to enhance the global sales force. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing increased from 13% for the three month period ending June 30, 2004 to 21% for the same period in 2005. The increase in the percentage of total sales was expected as the Company continues to increase its product offerings and global sales force for increased demand and new market opportunities.
     General and administrative costs remained consistent for the three month periods ending June 30, 2005 and 2004, respectively. As a percentage of revenue, general and administrative costs have decreased to 8% for the three month period ending June 30, 2005 from 9% for the same period in 2004.
     Write-off of acquired in-process research and development costs increased by $2.3 million for the three month period ending June 30, 2005 compared to the same period in 2004. The write-off of acquired in-process research and development costs during the three months ended June 30, 2005 was $2.3 million, and was directly attributable to the acquisition of the DMDsecure assets. These write-offs represent the estimated fair value of the in-process research and development projects that have not yet reached technological feasibility at the acquisition date, and had no alternate future use. The value assigned to acquired in-process technologies relate to the DMDmobile v2 project. The estimated fair value of this project was determined by the use of a discount cash flow model, using a discount rate that took into account the stage of completion, and the risks surrounding the successful development and commercialization of the technology and product.
     Costs of integration of acquired companies decreased by 13% for the three month period ending June 30, 2005 from the same period in 2004. The costs for the 2004 period reflect the integration costs related to the Rainbow acquisition in March of 2004, while the costs of integration for the three month period ending June 30, 2005 related to the acquisitions of Datakey, DMDsecure, and MediaSentry. These costs primarily relate to integrating acquired company personnel, systems, facilities, and certain other costs.
     Restructuring charges for the three months ending June 30, 2005 relate primarily to the exit of our leased facility in Ottawa, Canada that we assumed in connection with the acquisition of Rainbow. There were no such costs in the same period in 2004.
     Amortization of acquired intangible assets decreased from $2.3 million for the three months ending June 30, 2004 to $2.1 million for the same period in 2005. The amortization is attributable to intangible assets obtained through acquisition. The decrease is the result of certain assets becoming fully amortized as well as the impact of foreign currency fluctuations. These will continue to be a significant expense to the Company throughout 2005 and future periods. See Note 9 of the consolidated financial statements as of and for the period ended June 30, 2005.
     Amortization of unearned compensation is an expense primarily attributable to the Rainbow acquisition and reflects the amortization of the intrinsic value of the unvested portion of the common stock options assumed by us in the Rainbow acquisition. The amortization expense related to these assumed options will decrease as the assumed options vest over time.
Interest and Other Income, Net

	Three months ended June 30,		Variance
	2005	2004	$	%
Interest income, net	$1,053	$525	$528	101%
Other income, net	1,345	835	510	61%

	$2,398	$1,360	$1,038	76%

     The increase in interest income is due primarily to increased cash and investment balances that increased interest earned over the prior period. Other income increased as a result of gains on our foreign currency transactions during the current quarter in addition to foreign currency gains on revaluation of U.S. dollar bank account balances held by our foreign subsidiaries.
     Income Tax Expense

	Three months ended June 30,		Variance
	2005	2004	$	%
Income tax expense	$311	$467	$(156)	-33%

     The tax provisions for the three month periods ended June 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company currently estimates that the effective income tax rate for the year ending December 31, 2005 will be approximately 38%. This rate differs from the 36% rate estimated at the end of the first quarter due to the impact of losses in foreign jurisdictions. The rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and the related costs that are not expected to be non-deductible for tax purposes, the write-off of in-process research and development costs related to DMDsecure, as well as the impact of losses in foreign jurisdictions that will not result in tax benefits.
     During the second quarter of fiscal year 2004, the Company estimated that the effective income tax rate for the year ended December 31, 2004 would be approximately 59%. This overall effective tax rate reflects the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

Six months ended June 30, 2005 Compared to Six months ended June 30, 2004
Revenues and Gross Margins (dollars in thousands)

	Six months ended June 30,		Variance
	2005	2004	$	%
Revenues by type
License and royalties	$8,251	$4,851	$3,400	70%
Products	103,174	64,671	38,503	60%
Service and maintenance	11,885	8,839	3,046	34%

Total	$123,310	$78,361	$44,949	57%

Revenues by segment
Embedded Security Division	$33,717	$24,806	$8,911	36%
Enterprise Security Division	89,593	53,555	36,038	67%

Total	$123,310	$78,361	$44,949	57%

Revenue mix by type
License and royalties	7%	6%	1%
Products	83%	83%	0%
Service and maintenance	10%	11%	-1%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	27%	32%	-5%
Enterprise Security Division	73%	68%	5%

Total	100%	100%	0%

Gross margins by type
License and royalties	98%	99%	-1%
Products (1)	43%	45%	-2%
Service and maintenance	77%	74%	3%

Total	50%	51%	-1%

Gross margins by segment
Embedded Security Division	68%	63%	4%
Enterprise Security Division	44%	46%	-2%

Total	50%	51%	-1%

(1)	Includes amortization of acquired intangible assets of $7.0 and $4.4 million for the six months ended June 30, 2005 and 2004, respectively. Also, amortization of unearned compensation of $0.2 million is included for the six months ending June 30, 2005 and 2004.

     Revenues increased $44.9 million primarily related to the acquisition of Rainbow on March 12, 2004. The six month period ending June 30, 2004 reflected approximately four months of results of operations for Rainbow, whereas the six month period ending June 30, 2005 reflects the entire results of the acquisition. Also, contributing to a lesser extent is the acquisition of Datakey as well as increased information security solutions provided by us to the much broader market.
     Revenues increases by segment for the six month period ending June 30, 2005 over the six month period ending June 30, 2004 were primarily a result of the Rainbow acquisition. The Rainbow acquisition increased revenue in total by approximately $29.0 million in the six month period ending June 30, 2005 when compared to the same period in 2004. This increase is evidenced within both of our business segments. The Embedded Security Division increased by $8.9 million or 36% and the Enterprise Security Division increased by $36.0 million or 67% for the six month period ending June 30, 2005 and 2004 respectively. The overall increase in revenues of $44.9 million is primarily explained by the increased revenue contribution from the Rainbow acquisition and broader product offerings providing new market opportunities and deeper penetration into existing markets.
     The revenue mix by type for the six month periods ending June 30, 2005 and 2004 have remained consistent. The Company prior to the acquisition was a product based company and the acquired Rainbow business was a product based business. While the acquisition contributed to overall revenues the mix between types remained consistent. Our integrated information security solutions will continue to offer growth in all three revenue categories but we will remain a product based company. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing approximately 30% of total revenues and the Enterprise Security Division representing the remainder.
     Gross margins in total remained consistent overall for the six month period ending June 30, 2005 when compared to the same period of 2004. Gross margins related to products experienced a modest decrease primarily related to increased amortization of acquired intangible assets and certain one-time costs associated with re-negotiating a supplier contract and the launch of a new product. Service and maintenance gross margins increased 3% to 77% from 74%, due to several new contracts negotiated with more favorable margins. Overall, gross margins decreased as a result of decrease in product gross margins given that approximately 83% of revenue is generated from the sale of products.
     The gross margins by segment are reflective of shifts of the product sales mix within each division of the Company. The Embedded Security Division experienced a 4% increase in gross margin as a result of increased sale of software and toolkit products in the six month period ending June 30, 2005 when compared to the same period for 2004. The Enterprise Security Division experienced a 2% decrease in gross margins, which is attributable to the secure communication business acquired in the Rainbow acquisition. The secure communications business is primarily a government contractor and provider to the U.S. Government and related agencies, which typically earns lower gross margins. The secure communications business contributed increased revenues for the six month period ending June 30, 2005 when compared to the same period in 2004.

Operating Expenses

	Six months ended June 30,		Variance
	2005	2004	$	%
Operating expenses
Research and development	$15,848	$11,384	$4,464	39%
Sales and marketing	23,026	11,417	11,609	102%
General and administrative	10,049	7,883	2,166	27%
Write-off of acquired in-process research and development costs	2,315	—	2,315	100%
Restructuring charges	1,960	1,485	475	32%
Cost of integration of acquired companies	5,732	3,362	2,370	70%
Amortization of acquired intangible assets	4,366	3,869	497	13%
Amortization of unearned compensation	2,497	2,306	191	8%

Total	$65,793	$41,706	$24,087	58%

     Research and development expenses increased as a result of increases in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel primarily through acquisitions with some increase relating to additional hires. As a percentage of revenue, research and development expenses have decreased from 15% to 13%. The Company continues to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.
     Sales and marketing expenses increased as a result of two factors. The first factor is increased headcount through both acquisition and additional hires to enhance the global sales force. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing increased from 15% for the six month period ending June 30, 2004 to 19% for the same period in 2005. The increase in the percentage of total sales was expected as the Company continues to increase its product offerings and global sales force for increased demand and new market opportunities.
     General and administrative costs increased $2.2 million or 27% for the six month period ending June 30, 2005 compared to the same period in 2004. The increase is attributable to increased headcount to support our product offerings in a global marketplace. The Company has added personnel primarily through acquisitions with some increase relating to additional hires. As a percentage of revenue, general and administrative costs have decreased to 8% for the six month period ending June 30, 2005 from 10% for the same period in 2004.
     Write-off of acquired in-process research and development costs increased by $2.3 million for the six month period ending June 30, 2005 compared to the same period in 2004. The increase is attributable to the acquisition of DMDsecure in April of 2005. The Company performed a preliminary valuation of purchase price allocation which identified these costs which were written-off. This preliminary purchase price allocation is based on estimates which are subject to continued refinement.
     Restructuring charges for the six months ending June 30, 2005 relate primarily to the exit of our leased facility in Ottawa, Canada that we assumed in connection with the acquisition of Rainbow. Restructuring charges for the same period in 2004 realte primarily to the exit of our leased facility in Santa Clara, CA that we assumed in connection with the acquisition of Cylink.
     Costs of integration of acquired companies increased by $2.4 million for the six month period ending June 30, 2005 from the same period in 2004. The costs for the 2004 period reflect the initial integration costs of the first few months of the Rainbow acquisition in March of 2004, while the costs of integration for the six month period ending June 30, 2005 related to the acquisitions of Datakey, DMDsecure, and MediaSentry in addition to the ending portion of integration costs related to the Rainbow acquisition. These costs primarily relate to integrating acquired company personnel, systems, facilities, and certain other costs.
     Amortization of acquired intangible assets increased 13% for the six months ending June 30, 2005 when compared to the same period in 2004. The increase is the result of additional intangibles added as the result of new acquisitions since June 30, 2004. The six month period ending June 30, 2004 reflected approximately four months of amortization related to intangible assets acquired in the Rainbow acquisition, whereas the six month period ending June 30, 2005 reflects the intangible assets acquired from the Rainbow acquisition in addition to intangible assets acquired in subsequent acquisitions. These will continue to be a significant expense to the Company throughout 2005 and future periods. See Note 9 of the consolidated financial statements as of and for the period ended June 30, 2005.
     Amortization of unearned compensation is an expense primarily attributable to the Rainbow acquisition and reflects the amortization of the intrinsic value of the unvested portion of the common stock options assumed by us in the Rainbow acquisition. The amortization expense related to these assumed options will decrease as the initial assumed options vest over time.
Interest and Other Income, Net

	Six Months ended June 30,		Variance
	2005	2004	$	%
Interest income, net	$1,892	$895	$997	111%
Other income, net	1,012	329	683	208%

Interest and other income, net	$2,904	$1,224	$1,680	137%

     The increase in interest income is due primarily to increased cash and investment balances that increased interest earned over the prior period. Other income increased as a result of gains on our foreign currency transactions during the six month period ending June 30, 2005 when compared to the same period in 2004. Also, gains related to foreign currency revaluation on foreign U.S. dollar accounts held contributed to the increase in other income for the periods presented.
Income Tax (Benefit) Expense

	Six Months ended June 30,		Variance
	2005	2004	$	%
Income tax (benefit) expense	$1,007	$(68)	$1,075	1581%

     The tax provisions for the six month periods ended June 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate from continuing operations was (64%) for the six months ended June 30, 2005. This rate differs from the 36% rate estimated at the end of the first quarter due to increased losses in foreign jurisdictions which will not result in tax benefits and the non-deductible write-off of in-process research and development costs related to the DMDsecure acquisition and differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of increased losses in foreign jurisdictions and the write-off of the in-process research and development costs which will not result in tax benefits.

     During the second quarter of fiscal year 2004, the Company estimated that the effective income tax rate for the year ended December 31, 2004 would be approximately 59%.
Liquidity and Capital Resources
     As of June 30, 2005, Safenet had working capital of $190.6 million including unrestricted cash and short-term investments of $159.3 million. Working capital decreased by approximately $12.1 million or 6.0% from December 31, 2004. The decrease is primarily attributable to cash expended for acquisitions and the collection of accounts receivable, which contributed positively to the cash provided by operations. Safenet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.
     For the six month period ending June 30, 2005, compared to the same period in 2004, cash provided by operating activities increased by approximately $12.2 million or 231%. The increase in cash from operating activities is mainly attributable to improved collections of accounts receivable. For the six month period ending June 30, 2004 cash used by accounts receivable was $2.4 million while $8.1 million of cash was provided for the same period in 2005, an increase of approximately $10.5 million. Cash provided by investing activities decreased $76.7 million for the six month period ending June 30, 2005 as compared to the same period in 2004. The decrease is the result of receiving cash of approximately $60.1 million from the acquisition of Rainbow in prior year six month period, while approximately $23.5 million of cash was expended for the acquisitions of DMDsecure and MediaSentry in the six month period ending June 30, 2005. Cash provided by financing activities increased by approximately $2.0 million related to increased proceeds from stock options exercised and stock issued under the Employee Stock Purchase Plans offset by costs incurred for the registration of common stock related to acquisitions during the six month period ending June 30, 2004.
     We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. During the six month period ending June 30, 2005, we spent $5.7 million for integration costs related to the Datakey, DMDsecure, and MediaSentry acquisitions. We expect to continue to incur certain costs associated with these acquisitions. These costs primarily relate to professional fees such as legal, due diligence, professional integration advisory services, financial advisory fees and certain other non-recurring costs of integrating acquired companies. Additionally, we would expect that there may be additional cash obligations, including obligations resulting from future acquisitions that we may pursue.
     The following table sets forth, as of June 30, 2005, our commitments and contractual obligations for the years indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years
Operating leases (1)	$37,706	$8,209	$13,760	$9,676	$6,061
Subleases	(7,388)	(1,459)	(3,031)	(2,427)	(471)
Preferred supplier agreement (2)	3,700	—	3,700	—	—

Total	$34,018	$6,750	$14,429	$7,249	$5,590

SafeNet generally does not make unconditional, non-cancelable purchase commitments.
SafeNet enters into purchase orders in the normal course of business which are less than one year term.

(1)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.

(2)	The Company has a supply agreement with approximately 4,600 units remaining to be purchased. The remaining financial obligation is approximately $3.7 million; however we can terminate on a 30 day notice and be obligated only for cost incurred. The contract and the need for the items on the contract are being evaluated for termination.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. SafeNet is exposed to financial market risks, primarily related to changes in foreign currency exchange rates. SafeNet currently does not have any derivative financial instruments to protect against adverse currency movements. SafeNet manages its exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of June 30, 2005. Actual results may differ materially.
Foreign Currency Risk
     We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the six months ended June 30, 2005, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $5.6 million by approximately $0.4 million. For the six months ended June 30, 2005, a 10% change in the average exchange rates would have changed the Company’s foreign currency transaction earnings by approximately $0.2 million.
Interest Rate Risk
     We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents and short-term investments. For the six months ended June 30, 2005, we had net interest income of approximately $1.9 million. A 10% change in the average interest rate for the six months ended June 30, 2005 would have had a negligible effect on earnings.
     At June 30, 2005 and December 31, 2004, SafeNet did not have any interest bearing obligations. In addition, SafeNet does not hold any derivative instruments and does not have any commodity market risk.
ITEM 4 — CONTROLS AND PROCEDURES
     As of the end of the period ended June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no changes in our internal controls over financial reporting during the second quarter of 2005 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II
ITEM 1 — LEGAL PROCEEDINGS
     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 10, 2005, SafeNet completed the acquisition of MediaSentry, Inc. pursuant to the Agreement and Plan of Reorganization dated June 1, 2005 (the “Merger Agreement”) by and among SafeNet. Sidecust Merger Corp., a wholly-owned subsidiary of SafeNet, MediaSentry, and certain shareholders of MediaSentry. Pursuent to the Merger Agreement, Sidecast Merger Corp, was merged with and into MediaSentry and MediaSentry became a wholly-owned subsidiary of SafeNet. The consideration paid to the former shareholders of MediaSentry in connection with the merger consisted of an aggregate of approximately $14 million in cash and 194,000 shares of SafeNet common stock, complemented with an earnout schedule. The issuance of the shares of SafeNet common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgared thereunder, as a transaction by an issuer not involving a public offering. The shares were restricted as to transfers and appropriate legends were affixed to the certificates representing the shares.
ITEM 6 – EXHIBITS
     (a) Exhibits required by Item 601 of Regulation S-K:

2.1	Agreement and Plan of Reorganization dated June 1, 2005 by and among the Registrant, Sidecast Merger Corp., MediaSentry, Inc., certain of the shareholders of MediaSentry, Inc., and the representative of the shareholders of MediaSentry, Inc.

3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001 I/B/R (2)

3.2	By laws of SafeNet, Inc., as amended and restated (3)

10.1	Amendment to Employment Agreement between Anthony Caputo and the Company.

10.2	Employment Agreement between Carole Argo and the Company.

10.3	Employment Agreement between Kenneth Mueller and the Company.

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Schedule TO filed by the Registrant with the Securities and Exchange Commission on September 21, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(3)	Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET INC.

August 9, 2005	/s/ Anthony A. Caputo

ANTHONY A. CAPUTO

Chairman and Chief Executive Officer

August 9, 2005	/s/ Ken Mueller

KEN MUELLER

Senior Vice President and Chief Financial Officer