Form 10-Q
period 2005-09-30
SAFENET INC
filed 2005-11-09
CIK 850313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-20634
SAFENET, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1287752
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
4690 Millennium Drive, Belcamp, MD 21017
(Address of principal executive offices)
443-327-1200
(Registrant’s telephone number)
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer’s Common Stock as of November 03, 2005 was 25,197,793.

INDEX TO FINANCIAL STATEMENTS

PART I: FINANCIAL INFORMATION
Item 1:	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended
	September 30, 2005 and 2004	5
	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	7
	Notes to Consolidated Financial Statements — September 30, 2005	8
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4:	Controls and Procedures	33

PART I1: OTHER INFORMATION
Item 1:	Legal Proceedings	34
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3:	Defaults Upon Senior Securities	34
Item 4:	Submission of Matter to a Vote of Security Holders	34
Item 5:	Other Information	34
Item 6:	Exhibits	34

SIGNATURES		35
EXHIBITS
31.1
31.2
32.1
32.2

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,577	$74,751
Restricted cash	—	150
Short-term investments	91,585	93,310
Accounts receivable, net of allowance for doubtful accounts of $1,879 in 2005 and $2,264 in 2004	47,028	55,286
Inventories, net of reserve of $1,042 in 2005 and $726 in 2004	19,261	18,168
Unbilled cost and fees	3,731	1,259
Deferred income taxes	11,360	9,694
Prepaid expenses and other current assets	6,286	4,190

Total current assets	250,828	256,808
Property and equipment, net of accumulated depreciation and amortization of $9,337 in 2005 and $6,388 in 2004	20,669	18,313
Computer software development costs, net of accumulated amortization of $2,237 in 2005 and $2,619 in 2004	4,185	2,349
Goodwill	325,227	305,311
Other intangible assets, net of accumulated amortization of $45,947 in 2005 and $28,223 in 2004	124,117	139,192
Other assets	1,707	2,005

Total assets	$726,733	$723,978

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,920	$11,615
Accrued salaries and commissions	11,310	13,046
Advance payments and deferred revenue	8,635	11,319
Accrued income taxes	11,312	6,818
Other accrued expenses	6,936	6,170
Accrued warranty costs	2,875	3,192
Restucturing liabilities	1,386	1,989

Total current liabilities	52,374	54,149
Restructuring liabilities, less current portion	4,875	4,612
Deferred income taxes	43,713	50,922
Other liabilities	1,471	1,709

Total liabilities	102,433	111,392

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 25,159 in 2005 and 24,401 in 2004	252	244
Additional paid-in capital	650,317	633,882
Unearned compensation	(3,716)	(6,719)
Accumulated other comprehensive income	3,433	9,309
Accumulated deficit	(25,986)	(24,130)

Total stockholders’ equity	624,300	612,586

Total liabilities and stockholders’ equity	$726,733	$723,978

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Licenses and royalties	$3,501	$2,449	$11,752	$7,300
Products	51,634	51,892	154,808	116,563
Service and maintenance	7,882	5,109	19,767	13,948

Total revenues	63,017	59,450	186,327	137,811

Cost of revenues:
Licenses and royalties	4	43	19	113
Products	28,024	26,567	79,700	57,465
Service and maintenance	2,344	533	5,027	2,960
Amortization of acquired intangible assets	3,488	3,287	10,468	7,674
Amortization of unearned compensation	93	161	297	374

Total cost of revenues	33,953	30,591	95,511	68,586

Gross profit	29,064	28,859	90,816	69,225

Operating expenses:
Research and development expenses	7,521	5,650	23,799	17,034
Sales and marketing expenses	13,811	8,548	36,529	19,967
General and administrative expenses	5,167	4,175	15,524	12,056
Costs of integration of acquired companies	834	4,573	6,568	7,935
Amortization of acquired intantible assets	2,267	2,304	6,633	6,173
Amortization of unearned compensation*	1,119	1,867	3,616	4,173
Write-off of acquired in-process research and development costs	(1,119)	—	1,196	—
Restructuring charges	(95)	100	1,865	1,585

Total operating expenses	29,505	27,217	95,730	68,923

Operating income (loss)	(441)	1,642	(4,914)	302
Interest and other income, net	1,182	825	4,090	2,049

Income (loss) before income taxes	741	2,467	(824)	2,351
Income tax expense	24	1,471	1,032	1,403

Net income (loss)	$717	$996	$(1,856)	$948

Net income (loss) per common share:
Basic	$0.03	$0.04	$(0.08)	$0.05

Diluted	$0.03	$0.04	$(0.08)	$0.04

Shares used in computation:
Basic	25,009	23,976	24,719	20,998
Diluted	25,935	24,558	24,719	21,686

*Composition of amortization of unearned compensation
Research and development	$216	$387	$693	$892
Sales and marketing	247	347	757	774
General and administrative	243	409	496	906
Cost of integration of acquired companies	413	724	1,670	1,601

Total	$1,119	$1,867	$3,616	$4,173

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$717	$996	$(1,856)	$948

Other comprehensive (loss) income:
Foreign currency translation adjustment	(220)	909	(5,831)	(73)
Unrealized loss on available-for-sale securities	—	—	(45)	—

Total other comprehensive income (loss)	(220)	909	(5,876)	(73)

Comprehensive income (loss)	$497	$1,905	$(7,732)	$875

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2005
(Unaudited, in thousands)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Unearned	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	compensation	income (loss)	deficit	equity
Balance as of January 1, 2005	24,401	$244	$633,882	$(6,719)	$9,309	$(24,130)	$612,586

Amortization of unearned compensation	—	—	—	3,913	—	—	3,913
Issuance of common stock under Employee Stock Purchase Plan	41	—	1,058	—	—	—	1,058
Issuance of common stock for stock option exercises	523	6	8,001	—	—	—	8,007
Issuance of common stock in connection with the acquisition of MediaSentry	194	2	5,998	—	—	—	6,000
Assumption of stock options in connection with the acquisition of MediaSentry	—	—	673	(381)	—	—	292
Issuance of stock options to employees	—	—	705	(529)	—	—	176
Net loss	—	—	—	—	—	(1,856)	(1,856)
Other comprehensive loss	—	—	—	—	(5,876)	—	(5,876)

Balance as of September 30, 2005	25,159	$252	$650,317	$(3,716)	$3,433	$(25,986)	$624,300

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,856)	$948
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	1,196	—
Depreciation and amortization of property and equipment	3,915	2,236
Amortization of computer software development costs	1,103	458
Amortization of other intangible assets	17,101	13,919
Amortization of unearned compensation	4,149	4,547
Other non-cash items	60	—
Restructuring charge	1,865	1,585
Deferred income taxes	(7,013)	(3,726)
Amortization of unfavorable lease liability	(1,030)	(1,174)
Changes in operating assets and liabilities:
Accounts receivable, net	7,728	(11,815)
Inventories, net	(1,408)	(1,737)
Prepaid expenses and other current assets	(3,598)	(559)
Accounts payable	(1,547)	(1,416)
Accrued salaries and commissions	(1,775)	1,006
Accrued income taxes	6,166	5,788
Other accrued expenses	(943)	(4,161)
Advance payments and deferred revenue	(2,826)	807

Net cash provided by operating activities	21,287	6,706

Cash flows from investing activities:
Sales of available for sale securities	25,674	53,267
Purchases of available for sale securities	(23,970)	(53,983)
Purchases of property and equipment	(5,699)	(4,267)
Expenditures for computer software development	(2,149)	(1,078)
Cash received upon acquisition of Rainbow, net of cash paid	—	54,174
Cash paid for acquisition of Cylink and SSH, net of cash received	—	(474)
Cash paid for acquisition of Datakey, net of cash received	(469)	—
Cash paid for acquisition of MediaSentry, net of cash received	(13,914)	—
Cash paid for acquisition of DMDsecure, net of cash received	(9,397)	—
Change in other assets	(642)	(1,219)

Net cash (used in) provided by investing activities	(30,566)	46,420

Cash flows from financing activities:
Payment of capital lease obligation assumed in MediaSentry acquisition	(190)	—
Payment of note payable assumed in MediaSentry acquisition	(300)	—
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	9,065	7,203
Costs incurred in connection with the registration of common stock issued for acquisitions	—	(1,034)

Net cash provided by financing activities	8,575	6,169

Effect of exchange rate changes on cash	(2,470)	(274)

Net (decrease) increase in cash and cash equivalents	(3,174)	59,021
Cash and cash equivalents at beginning of period	74,751	21,651

Cash and cash equivalents at end of period	$71,577	$80,672

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
     Certain products are designed, developed and produced by the Company for use in U.S. Government and commercial high assurance applications. The products consist of application specific integrated circuits (“ASICs”), modules, electronic assemblies and stand-alone products to protect information. Catalog product revenues and revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined or if they can not be reasonably estimated, when they are earned. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are known. Estimated losses on contracts are recorded when identified. For research and development, cost-plus-fee type contracts, and customized development contracts, the Company recognizes contract earnings using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized as contract costs are incurred.
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
Use of Estimates
     The Company regularly reviews its estimates of progress to completion related to ongoing long-term development contracts with customers. For the three months ended September 30, 2005, revisions to these estimates resulted in an increase in net income of approximately $1,316 or $0.05 per diluted share. For the nine months ended September 30, 2005, revisions resulted in an increase to net income of approximately $2,325 or $0.09 per diluted share. Additionally, during the three months ended September 30, 2005, the Company revised its estimate of the fair value of in-process research and development costs acquired from DMDsecure (see Note 4). Accordingly, the Company recorded a reduction to estimated charge which increased net income by approximately $1,119, or $0.04 per diluted share during the three months ended September 30, 2005.
Costs of Integration of Acquired Companies
     The Company incurs integration costs in connection with its purchase business combinations. These costs represent incremental costs that the Company believes would not have been incurred absent the business combinations. Major components of these costs include payroll and related costs related to employees remaining with the Company on a transitional basis; costs related to facilities that have been assumed for a transitional period; public relations, advertising and media costs for re-branding of the combined organization; and, consulting and related fees incurred to integrate or restructure the acquired operations. These costs are expensed as incurred.
Product Warranties
     The changes in the carrying amount of accrued warranty costs from December 31, 2004 to September 30, 2005 are as follows:

Balance as of December 31, 2004	$3,192
Cash payments made or costs incurred	(906)
Provisions	589

Balance as of September 30, 2005	$2,875

     The Company offers warranties on its products ranging from ninety days to two years. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and the estimated cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. While warranty costs have historically been within management’s expectations, it is possible that warranty rates will change in the future based on new product introductions and other factors
Employee Stock-Based Compensation
     As of September 30, 2005, the Company had five stock-based employee compensation plans. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

     The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$717	$996	$(1,856)	$948
Add: Stock-based employee compensation expense included in net loss, net of taxes	864	831	2,839	1,864
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,922)	(4,558)	(7,357)	(7,725)

Pro forma net income (loss)	$(341)	$(2,731)	$(6,374)	$(4,913)

Income (loss) per share:

Basic — as reported	$0.03	$0.04	$(0.08)	$0.05

Diluted — as reported	$0.03	$0.04	$(0.08)	$0.04

Basic — pro forma	$(0.01)	$(0.11)	$(0.26)	$(0.23)

Diluted — pro forma	$(0.01)	$(0.11)	$(0.26)	$(0.23)

     For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options’ vesting periods. During the nine months ended September 30, 2005, the Company did not grant options to the Board of Directors and granted 1,232 options to employees.
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
(4) ACQUISITIONS
Rainbow Technologies, Inc.
     On March 15, 2004, SafeNet acquired 100% of the outstanding common shares of Rainbow Technologies, Inc. (“Rainbow”) in accordance with an Agreement and Plan of Reorganization dated October 22, 2003 for an aggregate purchase price of $412,225. The results of operations of Rainbow have been included in the Company’s consolidated results of operations beginning on March 16, 2004. Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments. As a result of the acquisition, the Company believes that it will be able to accelerate growth in the government security market, strengthen the Company’s competitive position in the commercial market, leverage SafeNet’s distribution platform and realize substantial economies of scale and synergy opportunities.
Datakey, Inc.
     On December 15, 2004, SafeNet, Inc. completed the merger of Snowflake Acquisition Corp., a Minnesota corporation and wholly-owned subsidiary of SafeNet, with and into Datakey, Inc. (“Datakey”), a Minnesota corporation, pursuant to the terms and conditions of the Agreement and Plan of Merger dated September 9, 2004 by and among SafeNet, Datakey, and Snowflake Acquisition Corp. As a result of the merger, Datakey has become a wholly-owned subsidiary of SafeNet and all remaining shares of Datakey common stock that were not validly tendered and purchased in the tender offer, were converted into the right to receive $0.65 net per share in cash. The aggregate purchase price was $11,592, consisting of cash of $10,563 for the acquisition of outstanding stock, 30 options to purchase common stock with an aggregate value of $449, and estimated direct costs of the acquisition of $580. The cash payment included an advance payment to Datakey of $2,181 which was used to retire outstanding debt.
DMDsecure, B.V.
     On April 4, 2005, SafeNet, Inc. completed the acquisition of 100% of DMDsecure, B.V. (“DMDsecure”) in a cash transaction. As a result of the acquisition, DMDsecure has become a wholly-owned subsidiary of SafeNet. The aggregate purchase price was $9,498, including direct costs of acquisition of $242, with additional contingent consideration payable to the sellers during the subsequent twelve month period pursuant to an earn-out schedule that is based on earned revenues. Any contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired business and additional goodwill will be recorded. The results of operations of DMDsecure have been included in the Company’s consolidated results of operation beginning on April 4, 2005.
     DMDsecure is a provider of protection for electronic content. The acquisition expanded the business in the digital rights management marketplace. These offerings will be incorporated into the Embedded Security division.
     During the second quarter, the Company preliminarily valued $2,315 of acquired in-process research and development costs assets, related to this acquisition. During the third quarter the Company continued to evaluate the estimated fair value of the acquired net assets and in-process research and development. Revised estimates indicate that the in-process research and development has an estimated fair value of $1,196. The reduction in the estimated fair value of $1,119 was recorded as a reduction to the charge in the statement of operations for the three months ended September 30, 2005.

     In performing the revised purchase price allocation analysis, the Company has valued approximately $1,196 of in-process research and development costs, $292 of patents and $1,675 of customer relationships related to the acquisition of DMDsecure. The Company is in the process of finalizing its estimates, and thus the allocation of purchase price is subject to further refinement.
     All of the assets and liabilities were assigned to the Embedded Security division. As noted above, $1,196 of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations on the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The value assigned to purchased in-process technology relates to one project: DMD Mobile v2.
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
     The Company has preliminarily estimated goodwill of $6,257 and assigned it to the Embedded Security segment. This goodwill is not expected to be deductible for tax purposes. The primary factors contributing to a purchase price for DMDsecure that resulted in the recognition of goodwill included expansion of new product offerings in the digital rights management marketplace that will also be leveraged to the existing SafeNet customer base.
MediaSentry, Inc
     Effective June 1, 2005, SafeNet acquired all of the issued and outstanding shares and vested stock options of MediaSentry, Inc. (“MediaSentry”). The results of operations of MediaSentry have been included in the Company’s consolidated results of operations beginning June 1, 2005. MediaSentry was a global provider of anti-piracy and business management services for the recording and motion picture industries. MediaSentry’s anti-piracy solutions help clients detect and deter unauthorized distribution of copyrighted content and prosecute those who engage in piracy.
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
     The aggregate initial purchase price was $20,447, consisting of cash of $14,006, 194 shares of common stock valued at approximately $6,000, 35 options to purchase common stock with an aggregate estimated fair value of $292, and estimated direct costs of the acquisition of $149. The value of the common stock issued was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced.

     The former shareholders and vested option holders of MediaSentry shall have the opportunity to earn additional consideration if revenue from the MediaSentry products and services for the period July 1, 2005 through December 31, 2006 is more than $18,800. The earn-out would be paid 70% in cash and 30% in SafeNet common stock. Any contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired business and additional goodwill will be recorded.
     The Company has preliminarily estimated goodwill of $18,501 and assigned it to the Embedded Security segment. The entire balance of that amount is expected to be deductible for tax purposes. The primary factor contributing to a purchase price for MediaSentry that resulted in recognition of goodwill is that it will allow SafeNet to broaden its market with new technologies to include anti-piracy and business management services for the recording and motion picture industries. These anti-piracy solutions help clients detect and deter unauthorized distribution of copyrighted content and prosecute those who engage in piracy activities.
     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of the acquisitions of DMDsecure and MediaSentry. The Company is in the process of completing certain analyses and obtaining certain third party valuations of theses businesses. The Company is also finalizing its estimates of the direct costs of the acquisition, and thus, the allocation of the purchase price is subject to further refinement.

	DMDsecure	MediaSentry
Cash and cash equivalents	$46	$241
Accounts receivable, net	222	1,677
Prepaid expenses	50	109
Property and equipment	70	1,198
Deferred income taxes	92	—
Acquired in-process research and development	1,196	—
Other intangibles	1,967	—
Goodwill	6,257	18,501
Acquired technology	—	791

Total assets acquired	$9,900	$22,517

Accounts payable	$78	$—
Accrued salaries and commissions	215	317
Deferred revenue	109	308
Other liabilities	—	209
Accrued income taxes	—	8
Deferred income taxes	—	54
Capital leases — short-term	—	484
Note payable	—	300
Capital leases — long-term	—	390

Total liabilities assumed	402	2,070

Net assets acquired	$9,498	$20,447

     The following unaudited consolidated pro forma results of operations of the Company for the three months ended September 30, 2004 and nine months ended September 30, 2005 and 2004, give effect to the March 15, 2004 acquisition of Rainbow, the December 15, 2004 acquisition of Datakey, and the June 1, 2005 acquisition of MediaSentry as though they had all occurred on January 1, 2004 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2005	2004
Revenues	$63,034	$189,468	$175,693
Net (loss) income	412	(2,504)	(1,247)
(Loss) income per common share
Basic	$0.02	$(0.10)	$(0.05)
Diluted	$0.01	$(0.10)	$(0.05)
     The acquisition of DMDsecure, B.V. would not have materially affected the pro forma reported results of operations in 2005 and 2004 had the acquisition occurred on January 1, 2004.
(5) RESTRUCTURING CHARGES
     In connection with the acquisition and integration of Rainbow, the Company reevaluated all of its current leased and owned facilities to determine whether any were duplicative and where new needs for expansion should be directed. Based on the amount of available leased and owned property acquired in connection with Rainbow, the Company determined that it would cease use of certain existing leased facilities that were obtained in connection with the 2003 acquisition of Cylink Corporation (“Cylink”). In accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit should be recognized and measured at its fair value when the company ceases using the right conveyed by the contract. The fair value of the liability at the cease-use date was determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, and included common area maintenance costs, real estate taxes and other costs that the Company is contractually obligated to pay over the remaining lease term under the provisions of the lease contact.
     The Company calculated an estimated liability of $6,190 as of March 16, 2004 based on current expectations of market rates for subleasing the property and the anticipated amount of time required to sublease the property. This amount was reduced by the remaining unfavorable lease liability of $1,408 recorded by the Company for this property in connection with Cylink purchase accounting. As of September 30, 2005, the current and long-term portions of this liability are classified as restructuring liability in the accompanying consolidated balance sheet.
     Effective June 30, 2005, in connection with the continued integration of Rainbow, the Company also ceased use and exited an existing leased property in Ottawa, Canada. The Company calculated the fair value of the liability of $2,697 as of June 30, 2005 based on the terms of an actual sublease in place. This amount was reduced by the remaining unfavorable lease and restructuring liability of $860 recorded by the Company for this property in connection with Rainbow purchase accounting, yielding a net charge during the period of $1,837 which was included in the results of operations of the Enterprise Security segments. As of September 30, 2005, the current and long-term portions of this liability are classified as restructuring liability in the accompanying consolidated balance sheet.

(6) INVENTORIES
     Inventories consisted of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$8,206	$5,624
Finished goods	9,930	11,776
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized to date	2,167	1,494

	20,303	18,894
Reserve for excess and obsolete inventory	(1,042)	(726)

	$19,261	$18,168

(7) PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	September 30,	December 31,
	2005	2004
Furniture and equipment	$17,755	$13,251
Buildings	5,877	5,572
Computer software	3,071	3,276
Leasehold improvements	3,303	2,602

	30,006	24,701

Accumulated depreciation and amortization	(9,337)	(6,388)

	$20,669	$18,313

(8) GOODWILL
     The changes in the carrying amount of goodwill for the nine month period ended September 30, 2005 are as follows:

	Embedded	Enterprise
	Security	Security
	Division	Division	Total
Balance as of January 1, 2005	$178,453	$126,858	$305,311
Goodwill recorded during the year:
Acquisition of MediaSentry	18,501	—	18,501
Acquisition of DMDsecure	6,257	—	6,257
Purchase price allocation adjustments (1)	(2,077)	(770)	(2,847)
Foreign currency translation adjustments	(1,965)	(30)	(1,995)

Balance as of September 30, 2005	$199,169	$126,058	$325,227

(1)	Purchase allocation adjustments for the period primarily represents the benefit received from the use of net operating loss carryforwards from acquired businesses.
(9) OTHER INTANGIBLE ASSETS
     Acquired intangible assets consisted of the following at September 30, 2005, of which $43,306 related to the Enterprise Security Division, and $80,811 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts / relationships	7.1	$30,823	$(11,110)	$19,713
Developed technology	8.2	102,929	(24,397)	78,532
Patents and related	7.2	16,360	(6,804)	9,556
Non-compete agreements	2.0	2,168	(2,077)	91
Tradenames	0.5	100	(100)	—
Purchase orders and contract backlog	0.9	1,459	(1,459)	—

Total		153,839	(45,947)	107,892

Intangible assets not subject to amortization:
Domain names	N/A	2,705	—	2,705
Trademarks	N/A	13,520	—	13,520

Total		16,225	—	16,225

Total acquired intangible assets		$170,064	$(45,947)	$124,117

     The estimated amortization expense subsequent to September 30, 2005 is as follows:

Remaining 2005	$5,673
2006	17,866
2007	16,817
2008	15,037
2009	11,347
2010 and thereafter	41,152
(10) INCOME TAXES
     The tax provisions for the three and nine month periods ended September 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate was (125%) for the nine months ended September 30, 2005. The estimated effective tax rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of the write-off of non-deductible in-process research and development costs related to the DMDsecure acquisition and tax losses in foreign jurisdictions that will not result in tax benefits.
     Significant components of the Company’s income tax (benefit) expense from continuing operations for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2005	2004	2005	2004
Current:
Federal	$1,079	$2,894	$3,286	$5,173
State	76	248	216	443
Foreign	784	253	4,737	452

Total current	1,939	3,395	8,239	6,068

Deferred (benefit) expense:
Federal	(1,750)	(1,640)	(5,317)	(3,902)
State	(150)	(141)	(455)	(334)
Foreign	(15)	(143)	(1,435)	(429)

Total deferred	(1,915)	(1,924)	(7,207)	(4,665)

Total tax (benefit) expense	$24	$1,471	$1,032	$1,403

     Deferred tax assets, net of valuation allowance, and deferred tax liabilities arising from continuing operations as of September 30, 2005 are $11,360 and $43,713, respectively. The deferred tax liabilities at September 30, 2005 include $43,705 of deferred tax liabilities that relate to the acquisition of certain intangibles assets that are not deductible for tax purposes, primarily related to the Rainbow acquisition.
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

Security Division and Enterprise Security Division include international sales mainly to South America, Europe and Asia.
     The following table sets forth information about the Company’s reportable segments for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from external customers:
Embedded security	$19,321	$15,003	$53,038	$39,809
Enterprise security	43,696	44,447	133,289	98,002

Consolidated revenues	$63,017	$59,450	$186,327	$137,811

Significant non-cash items other than depreciation and amortization expense
Embedded security	$(422)	$669	$3,581	$1,450
Enterprise security	$420	$1,459	3,393	4,682

Consolidated significant non-cash items other than depreciation and amortization expense	$(2)	$2,128	$6,974	$6,132

Operating income (loss):
Embedded security	$(128)	$(5,933)	$(5,919)	$(11,086)
Enterprise security	(313)	7,575	1,005	11,388

Consolidated operating income (loss)	$(441)	$1,642	$(4,914)	$302

Income (loss) before income taxes:
Embedded security	$(328)	$(1,771)	$(4,882)	$(6,573)
Enterprise security	1,069	4,238	4,058	8,924

Consolidated (loss) income before income taxes:	$741	$2,467	$(824)	$2,351

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Significant non-cash items other than depreciation and amortization consist of the following:
Restructuring charges	$(95)	$100	$1,865	$1,585
Amortization of unearned compensation	1,212	2,028	3,913	4,547
Write-off of acquired in-process research and development	(1,119)	—	1,196	—

Total	$(2)	$2,128	$6,974	$6,132

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
     For the three months ended September 30, 2005 and 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 19% and 43% of the Company’s consolidated revenues, respectively.
     For the nine months ended September 30, 2005, a major U.S. government agency customer of the Enterprise Security Division accounted for 14% of the Company’s consolidated revenues. For the nine months ended September 30, 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 41% of the Company’s consolidated revenues.
     As of September 30, 2005, a major U.S. government agency customer of the Enterprise Security Division accounted for 11% of consolidated accounts receivable. As of September 30, 2004, a major U.S. government agency customer of the Enterprise Security Division accounted for 28% of consolidated accounts receivable.
(13) INCOME (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$717	$996	$(1,856)	$948

Weighted average common shares outstanding — basic	25,009	23,976	24,719	20,998

Effect of dilutive securities — options	926	582	—	688

Adjusted weighted average common shares outstanding — diluted	25,935	24,558	24,719	21,686

Basic net (loss) income per share	$0.03	$0.04	$(0.08)	$0.05

Diluted net (loss) income per share	$0.03	$0.04	$(0.08)	$0.04

     For the nine months ended September 30, 2005 presented in the accompanying consolidated financial statements, diluted net loss per common share is equal to basic net loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These securities consist of outstanding in-the-money options to purchase 4,170 and 3,692 shares of the Company’s common stock as of September 30, 2005 and 2004, respectively.

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
     In certain circumstances, we enter into “bill-and-hold” arrangements with our customers, under which our customer agrees to purchase our products, but we retain physical possession until our customer requests shipment to designated locations. Typically, we recognize revenue from the sale of our products on the date of delivery to customers assuming title has passed and all of the other basic criteria for revenue recognition have been met. However, the recognition of revenue under bill-and-hold transactions is a departure from this general policy and therefore requires that the underlying facts at the time the transaction is recorded are evaluated to support revenue recognition. All of the following conditions must be met before our bill-and-hold transactions are recorded as a sale: (1) the risks of ownership have passed to the customer; (2) the buyer must have made a fixed commitment to purchase the goods, as reflected in written documentation; (3) the customer must request that the transaction be on a bill-and-hold basis; (4) a fixed schedule for delivery of the goods must exist; (5) we have not retained any specific performance obligations such that the earnings process is not complete; (6) the ordered goods have been segregated from our inventory and are not to be subject to being used to fill other orders; and, (7) the goods are complete and ready for shipment. If any of these criteria are not met, we will defer revenue recognition until they are all met.

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

RESULTS OF OPERATIONS
Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004
Revenues and Gross Margins (dollars in thousands)

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Revenues by type
License and royalties	$3,501	$2,449	$1,052	43%
Products	51,634	51,892	(258)	0%
Service and maintenance	7,882	5,109	2,773	54%

Total	$63,017	$59,450	$3,567	6%

Revenues by segment
Embedded Security Division	$19,321	$15,003	$4,318	29%
Enterprise Security Division	43,696	44,447	(751)	-2%

Total	$63,017	$59,450	$3,567	6%

Revenue mix by type
License and royalties	6%	4%	2%
Products	82%	87%	-5%
Service and maintenance	12%	9%	3%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	31%	25%	6%
Enterprise Security Division	69%	75%	-6%

Total	100%	100%	0%

Gross margins by type
License and royalties	100%	98%	2%
Products (1)	39%	42%	-3%
Service and maintenance	70%	90%	-20%

Total	46%	49%	-3%

Gross margins by segment
Embedded Security Division	64%	57%	7%
Enterprise Security Division	38%	47%	-9%

Total	46%	49%	-3%

(1)	Includes amortization of acquired intangible assets of $3.5 and $3.3 million for three months ended September 30, 2005 and 2004, respectively. Also, amortization of unearned compensation of $0.1 and $0.2 million has been included for the three months ending September 30, 2005 and 2004, respectively.

     Revenues increased $3.6 million or 6% primarily due to a $2.8 million or 54% increase in service and maintenance revenues, and a $1.1 million or 43% increase in licenses and royalties. The $2.8 million increase in service and maintenance revenues is the result of the acquisition of MediaSentry and an increase in service and maintenance contracts for new sales and renewals of existing service and maintenance contracts. The $1.1 million increase in license and royalty revenues is the result of increased sales of our various licensed toolkit products.
     Revenue for the Embedded Security Division experienced 29% or $4.3 million growth for the three month period ended September 30, 2005 compared to the same period of 2004. The increase is primarily due to increased sales resulting from a broader presence in the information security market due to the acquisition of DMDsecure and MediaSentry during the second quarter of 2005. The Enterprise Security Division experienced 2% or $0.8 million decline. The decrease in the Enterprise Security Division is the result of a large SONET deal that closed during the third quarter of 2004. Deals of this size do not typically close every quarter due to the length of the sales cycle and as a result created a decrease in revenue when compared to the same quarter for the prior year.
     The revenue mix by revenue type has experienced a modest adjustment from the historical product dominated mix. Although the Company remains a product based business, product revenue as a percentage of total revenue decreased from 87% to 82% from the same period in 2004. The decrease is attributable, primarily, to the acquisition of MediaSentry which is a service focused business, growth in license and royalty revenues resulting from the Company providing much broader technology solutions of information security to the market place, and a large SONET product deal closing in the same quarter in the prior year. Our integrated information security solutions will continue to offer growth in all three revenue categories but we will remain a product based company. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing approximately 31% of total revenues and the Enterprise Security Division representing the remainder.
     Gross margins declined 3% overall for the three month period ended September 30, 2005 when compared to the same period of 2004. Gross margins related to products experienced a modest decrease primarily related to product mix and higher volume of indirect sales to customers. Also contributing is increased amortization of acquired intangible assets. Service and maintenance gross margins decreased 20% from 90% to 70%, due to the acquisition of MediaSentry which generates lower margins and an increase in the service component which provides slightly lower margins. Overall, the decrease in product and service and maintenance gross margins were offset by higher margin license and royalty revenues, and service and maintenance revenues comprising a greater percentage of total revenues.
     The gross margins by segment are reflective of changes within each division as new information security solutions are delivered to the market. The Embedded Security Division experienced 7% growth in gross margins to 64% for the three month period ended September 30, 2005 from 57% for the same period in 2004. This increase is attributable to a greater mix of higher margin license and royalty revenues, and service and maintenance revenues for the three month period ended September 30, 2005 versus the same period in 2004. The Enterprise Security Division experienced a 9% decrease in gross margins primarily attributable to the increased amortization of acquired intangible assets related to products.

Operating Expenses

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Operating expenses
Research and development	$7,521	$5,650	$1,871	33%
Sales and marketing	13,811	8,548	5,263	62%
General and administrative	5,167	4,175	992	24%
Write-off of acquired in-process research and development costs	(1,119)	—	(1,119)	-100%
Cost of integration of acquired companies	834	4,573	(3,739)	-82%
Restructuring charges	(95)	100	(195)	-195%
Amortization of acquired intangible assets	2,267	2,304	(37)	-2%
Amortization of unearned compensation	1,119	1,867	(748)	-40%

Total	$29,505	$27,217	$2,288	8%

     Research and development expenses increased as a result of increases in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel primarily through acquisitions with some increase relating to additional hires. As a percentage of revenue, research and development expenses have increased from 10% to 12%. The Company continues to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.
     Sales and marketing expenses increased as a result of two factors. The first factor is increased headcount through both acquisition and additional hires to enhance the global sales force. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing increased from 14% for the three month period ended September 30, 2004 to 22% for the same period in 2005. The increase in the percentage of total sales was expected as the Company continues to increase its product offerings and global sales force for increased demand and new market opportunities.
     General and administrative costs increased 24% for the three month periods ending September 30, 2005 and 2004, respectively. The increase is due to acquisitions of MediaSentry, DMDsecure, Datakey and a full year of Rainbow. As a percentage of revenue, general and administrative costs have increased to 8% for the three month period ended September 30, 2005 from 7% for the same period in 2004.
     Write-off of acquired in-process research and development costs decreased by $1.1 million for the three month period ended September 30, 2005 compared to the same period in 2004. The decrease was a result of a change in the estimate of the write-off of acquired in-process research and development costs during the three months ended September 30, 2005 attributable to the acquisition of the DMDsecure assets. The adjustment to write-off of acquired research and developments costs resulted from a revised third party valuation of the acquired assets based on updated assumptions.

     Costs of integration of acquired companies decreased by 82% for the three month period ended September 30, 2005 from the same period in 2004. The costs for the 2004 period reflect the integration costs related to the large Rainbow acquisition in March of 2004. The costs of integration for the three month period ended September 30, 2005 related to the acquisitions of Datakey, DMDsecure, and MediaSentry, all of which are smaller acquisitions. These costs primarily relate to integrating acquired company personnel, systems, facilities, and certain other costs.
     Restructuring credit for the three months ended September 30, 2005 is due to an adjustment to the amount recorded last quarter for the exit of our leased facility in Ottawa, Canada that we assumed with the acquisition of Rainbow.
     Amortization of acquired intangible assets remained consistent for the three month periods ended September 30, 2005 and 2004, respectively. The amortization is attributable to intangible assets obtained through acquisition. The decrease is the result of certain assets becoming fully amortized as well as the impact of foreign currency fluctuations. This amortization will continue to be a significant expense to the Company throughout 2005 and future periods. See Note 9 of the consolidated financial statements as of and for the period ended September 30, 2005.
     Amortization of unearned compensation is an expense primarily attributable to the Rainbow acquisition and reflects the amortization of the intrinsic value of the unvested portion of the common stock options assumed by us in the Rainbow acquisition. The amortization expense related to these assumed options will decrease as the assumed options vest over time.
Interest and Other Income, Net

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Interest income, net	$1,058	$436	$622	143%
Other income, net	124	389	(265)	-68%

	$1,182	$825	$357	43%

     The increase in interest income is due primarily to increased cash and investment balances that increased interest earned over the prior period. Other income decreased as a result of fluctuations on our foreign currency transactions during the current quarter in addition to the revaluation of U.S. dollar bank account balances held by our foreign subsidiaries.
Income Tax Expense

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Income tax expense	$24	$1,471	$(1,447)	-98%

     The tax provisions for the three month periods ended September 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company currently estimates that the effective income tax rate for the year ending December 31, 2005 will be approximately 43%. This rate differs from the 38% rate estimated at the end of the second quarter due to the impact of losses in foreign jurisdictions for which no income tax benefit is recorded. The rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and the related costs that are not expected to be deductible for tax purposes, the write-off of in-process research and development costs related to DMDsecure, as well as the impact of losses in foreign jurisdictions that will not result in tax benefits.
     During the third quarter of fiscal year 2004, the Company estimated that the effective income tax rate for the year ended December 31, 2004 would be approximately 60%. This overall effective tax rate reflects the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004
Revenues and Gross Margins (dollars in thousands)

	Nine Months Ended September 30,		Variance
	2005	2004	$	%
Revenues by type
License and royalties	$11,752	$7,300	$4,452	61%
Products	154,808	116,563	38,245	33%
Service and maintenance	19,767	13,948	5,819	42%

Total	$186,327	$137,811	$48,516	35%

Revenues by segment
Embedded Security Division	$53,038	$39,809	$13,229	33%
Enterprise Security Division	133,289	98,002	35,287	36%

Total	$186,327	$137,811	$48,516	35%

Revenue mix by type
License and royalties	6%	5%	1%
Products	83%	85%	-2%
Service and maintenance	11%	10%	1%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	28%	29%	-1%
Enterprise Security Division	72%	71%	1%

Total	100%	100%	0%

Gross margins by type
License and royalties	100%	98%	2%
Products (1)	42%	44%	-2%
Service and maintenance	75%	79%	-4%

Total	49%	50%	-1%

Gross margins by segment
Embedded Security Division	66%	61%	5%
Enterprise Security Division	42%	46%	-4%

Total	49%	50%	-1%

(1)	Includes amortization of acquired intangible assets of $10.5 and $7.7 million for the nine months ended September 30, 2005 and 2004, respectively. Also, amortization of unearned compensation of $0.3 and $0.4 million is included for the nine months ended September 30, 2005 and 2004, respectively.

     Revenues increased $48.5 million primarily related to the acquisitions of Rainbow, Datakey, DMDsecure and MediaSentry. The nine month period ended September 30, 2004 reflected approximately seven months of results of operations for Rainbow and approximately one month of the results of operations for Datakey, whereas the nine month period ended September 30, 2005 includes the operations of the acquired companies for the entire period. Also, contributing to a lesser extent are the acquisitions of DMDsecure and MediaSentry which both closed in 2005, as wells as increased information security solutions provided by us to the much broader market.
     Revenue increases by segment for the nine month period ended September 30, 2005 over the nine month period ended September 30, 2004 primarily attributable to the acquisitions. This increase is evidenced within both of our business segments. The Embedded Security Division increased by $13.2 million or 33% and the Enterprise Security Division increased by $35.3 million or 36% for the nine month period ended September 30, 2005 compared to the same period last year.
     The revenue mix by type for the nine month periods ended September 30, 2005 and 2004 have remained consistent. While the acquisitions contributed to overall revenues, the mix between types remained consistent. Our integrated information security solutions will continue to offer growth in all three revenue categories but we will remain a product based company. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing approximately 31% of total revenues and the Enterprise Security Division representing the remainder.
     Gross margins in total remained consistent overall for the nine month period ended September 30, 2005 when compared to the same period of 2004. Gross margins related to products experienced a modest decrease primarily related to increased amortization of acquired intangible assets and certain one-time costs associated with re-negotiating a supplier contract and the launch of a new product. Service and maintenance gross margins decreased 4% from 79% to 75%, due to the acquisition of MediaSentry which is a service business that generates lower margins. Overall, gross margins decreased as a result of a decrease in product gross margins given that approximately 83% of revenue is generated from the sale of products.
     The gross margins by segment are reflective of shifts of the product sales mix within each division of the Company. The Embedded Security Division experienced a 5% increase in gross margin as a result of increased sale of software and toolkit products in the nine month period ended September 30, 2005 when compared to the same period for 2004. The Enterprise Security Division experienced a 4% decrease in gross margins, which is attributable to the secure communication business acquired in the Rainbow acquisition. The secure communications business is primarily a government contractor and provider to the U.S. Government and related agencies, which typically earns lower gross margins. The secure communications business contributed increased revenues for the nine month period ended September 30, 2005 when compared to the same period in 2004.

Operating Expenses

	Nine Months Ended June 30,		Variance
	2005	2004	$	%
Operating expenses
Research and development	$23,799	$17,034	$6,765	40%
Sales and marketing	36,529	19,967	16,562	83%
General and administrative	15,524	12,056	3,468	29%
Write-off of acquired in-process research and development costs	1,196	—	1,196	100%
Restructuring charges	1,865	1,585	280	18%
Cost of integration of acquired companies	6,568	7,935	(1,367)	-17%
Amortization of acquired intangible assets	6,633	6,173	460	7%
Amortization of unearned compensation	3,616	4,173	(557)	-13%

Total	$95,730	$68,923	$26,807	39%

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
     Sales and marketing expenses increased as a result of two factors. The first factor is increased headcount through both acquisition and additional hires to enhance the global sales force. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing increased from 14% for the nine month period ended September 30, 2004 to 20% for the same period in 2005. The increase in the percentage of total sales was expected as the Company continues to increase its product offerings and global sales force for increased demand and new market opportunities.
     General and administrative costs remained relatively consistent in relation to revenue for the nine month periods ended September 30, 2005 and 2004. As a percentage of revenue, general and administrative costs have decreased to 8% for the nine month period ended September 30, 2005 from 9% for the same period in 2004.
     Write-off of acquired in-process research and development costs increased by $1.2 million for the nine month period ended September 30, 2005 compared to the same period in 2004. The increase is attributable to the acquisition of DMDsecure in April of 2005. The Company performed a preliminary valuation of the net assets acquired and identified these costs which were written-off. The valuation estimated the fair value of the in-process research and development projects that have not yet reached technological feasibility at the acquisition date, and had no alternate future use. The value assigned to acquired in-process technologies relates to the DMDmobile v2 project. The estimated fair value of this project was determined by the use of a discount cash flow model, using a discount rate that took into account the stage of completion, and the risks surrounding the successful development and commercialization of the technology and product. This preliminary purchase price allocation is based on estimates which are subject to continued refinement.
     Restructuring charges for the nine months ended September 30, 2005 relate primarily to the exit of our leased facility in Ottawa, Canada that we assumed in connection with the acquisition of Rainbow. Restructuring charges for the same period in 2004 relate primarily to the exit of our leased facility in Santa Clara, CA that we assumed in connection with the acquisition of Cylink.

     Costs of integration of acquired companies decreased by $1.4 million for the nine month period ended September 30, 2005 from the same period in 2004. The costs for the 2004 period reflect the integration costs of the Rainbow acquisition in March of 2004, and the costs of integration for the nine month period ended September 30, 2005 related to the acquisitions of Datakey, DMDsecure, and MediaSentry in addition to the remaining portion of integration costs related to the Rainbow acquisition. These costs primarily relate to integrating acquired company personnel, systems, facilities, and certain other costs.
     Amortization of acquired intangible assets increased 7% for the nine months ended September 30, 2005 when compared to the same period in 2004. The increase is the result of additional intangibles added as the result of new acquisitions. The nine month period ended September 30, 2004 included the intangible assets acquired in the Rainbow acquisition, which were only amortized for approximately seven of the nine months, whereas the nine month period ended September 30, 2005 reflects the intangible assets acquired from the Rainbow acquisition for the entire period in addition to intangibles acquired through the acquisitions of Datakey, DMDsecure and MediaSentry. These will continue to be a significant expense to the Company throughout 2005 and future periods. See Note 9 of the consolidated financial statements as of and for the period ended September 30, 2005.
     Amortization of unearned compensation is an expense primarily attributable to the Rainbow acquisition and reflects the amortization of the intrinsic value of the unvested portion of the common stock options assumed by us in the Rainbow acquisition. The amortization expense related to these assumed options will decrease as the initial assumed options vest over time.
Interest and Other Income, Net

	Nine Months Ended September 30,		Variance
	2005	2004	$	%
Interest income, net	$2,950	$1,314	$1,636	125%
Other income, net	1,140	735	405	55%

Interest and other income, net	$4,090	$2,049	$2,041	100%

     The increase in interest income is due primarily to increased cash and investment balances that increased interest earned over the prior period. Other income increased as a result of gains on our foreign currency transactions during the nine month period ended September 30, 2005 when compared to the same period in 2004. Also, gains related to foreign currency revaluation on foreign U.S. dollar accounts held contributed to the increase in other income for the periods presented.
Income Tax (Benefit) Expense

	Nine Months Ended September 30,		Variance
	2005	2004	$	%
Income tax expense	$1,032	$1,403	$(371)	-26%

     The tax provisions for the nine month periods ended September 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate from continuing operations was (125%) for the nine months ended September 30, 2005. This rate differs from the 38% rate estimated at the end of the second quarter due to increased losses in foreign jurisdictions which will not result in tax benefits and the non-deductible write-off of in-process research and development costs related to the DMDsecure acquisition. This rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of increased losses in foreign jurisdictions and the write-off of the in-process research and development costs which will not result in tax benefits.
     During the third quarter of fiscal year 2004, the Company estimated that the effective income tax rate for the year ended December 31, 2004 would be approximately 60%.
Liquidity and Capital Resources
     As of September 30, 2005, Safenet had working capital of $198.5 million including unrestricted cash and short-term investments of $163.2 million. Working capital decreased by approximately $4.2 million or 2.0% from December 31, 2004. The decrease is primarily attributable to cash expended for acquisitions. SafeNet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.
     For the nine month period ended September 30, 2005, compared to the same period in 2004, cash provided by operating activities increased by approximately $14.6 million or 217%. The increase in cash from operating activities is mainly attributable to improved collections of accounts receivable. For the nine month period ended September 30, 2004 accounts receivable increased by $11.8 million compared to a $7.7 million decrease for the same period in 2005 resulting in a net change of approximately $19.5 million.
     Cash provided by investing activities decreased $77.0 million for the nine month period ended September 30, 2005 as compared to the same period in 2004. The decrease is the result of receiving cash of approximately $54.2 million from the acquisition of Rainbow in prior year nine month period, while approximately $23.3 million of cash was expended for the acquisitions of DMDsecure and MediaSentry in the nine month period ended September 30, 2005.
     Cash provided by financing activities increased by approximately $2.4 million related primarily to increased proceeds from stock options exercised and stock issued under the Employee Stock Purchase Plans, offset by costs incurred for the registration of common stock related to acquisitions during the nine month period ended September 30, 2004.
     We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. During the nine month period ended September 30, 2005, we spent $6.6 million for integration costs related to the Rainbow, Datakey, DMDsecure, and MediaSentry acquisitions. We expect to continue to incur certain costs associated with these acquisitions. These costs primarily relate to professional fees such as legal, due diligence, professional integration advisory services, financial advisory fees and certain other non-recurring costs of integrating acquired companies. Additionally, we would expect that there may be additional cash obligations, including obligations resulting from future acquisitions that we may pursue.

     The following table sets forth, as of September 30, 2005, our commitments and contractual obligations for the periods indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years
Operating leases (1)	$38,437	$8,761	$14,189	$9,701	$5,786
Capital leases	861	403	411	47	—
Subleases	(7,182)	(1,461)	(3,078)	(2,398)	(245)
Preferred supplier agreement (2)	2,400	2,400	—	—	—

Total	$34,516	$10,103	$11,522	$7,350	$5,541

SafeNet generally does not make unconditional, non-cancelable purchase commitments.
SafeNet enters into purchase orders in the normal course of business which are less than one year term.

(1)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.

(2)	The Company had a supply agreement with approximately 6,800 units remaining to be purchased. The financial obligation was approximately $5.3 million; upon termination of the agreement we are obligated only for costs incurred. The obligation remaining is approximately 3,000 units at approximately $2.4 million.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. SafeNet is exposed to financial market risks, primarily related to changes in foreign currency exchange rates. SafeNet currently does not have any derivative financial instruments to protect against adverse currency movements. SafeNet manages its exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of September 30, 2005. Actual results may differ materially.
Foreign Currency Risk
     We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the nine months ended September 30, 2005, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $5.8 million by approximately $0.4 million. For the nine months ended September 30, 2005, a 10% change in the average exchange rates would have changed the Company’s foreign currency transaction earnings by approximately $0.2 million.
Interest Rate Risk
     We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents and short-term investments. For the nine months ended September 30, 2005, we had net interest income of approximately $2.9 million. A 10% change in the average interest rate for the nine months ended September 30, 2005 would changed the Company’s interest income by approximately $0.3 million.
     At September 30, 2005 and December 31, 2004, SafeNet did not have any interest bearing obligations. In addition, SafeNet does not hold any derivative instruments and does not have any commodity market risk.
ITEM 4 — CONTROLS AND PROCEDURES
     As of the end of the period ended September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no changes in our internal controls over financial reporting during the third quarter of 2005 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II
ITEM 1 — LEGAL PROCEEDINGS
     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our Annual Meeting of Stockholders was held on July 26, 2005.

(b)	The following eight directors were elected for a term of one year or until their respective successors have been duly elected or appointed:

	FOR	WITHHELD
Anthony A. Capuro	20,333,024	2,642,551
Thomas A. Brooks	20,249,109	2,726,466
Andrew E. Clark	20,689,256	2,286,319
Shelley A. Harrison	19,922,421	3,053,154
Ira A. Hunt, Jr.	20,639,158	2,336,417
Bruce R. Thaw	19,170,120	3,806,455
Arthur L. Money	13,727,968	9,247,607
Walter W. Straub	15,332,575	7,643,000
(c)	The stockholders ratified the appointment of Ernst & Young LLP as our auditors for the fiscal year ending December 31, 2005. There were 22,133,895 shares cast in favor of the proposal, 835,850 shares cast against the proposal, and 5,829 shares abstaining.

(d)	The stockholders approved a proposal to increase the number of shares in the SafeNet, Inc. 2001 Omnibus Stock Plan from 3,000,000 to 6,000,000. There were 11,543,746 shares cast in favor of the proposal 7,348,834 shares cast against the proposal, and 4,082,965 shares abstaining. Subsequent to the annual meeting our Board of Directors amended the 2001 Omnibus Stock Plan to decrease the number of shares in the plan from 6,000,000 to 5,000,000.
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS
      Exhibits required by Item 601 of Regulation S-K:

3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001 I/B/R (1)

3.2	By laws of SafeNet, Inc., as amended and restated(2)

10.1	Safe Net, Inc. 2001 Omnibus Stock Option Plan, as amended I/B/R (3)

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.
(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 29, 2005 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET INC.

November 9, 2005	/s/ Anthony A. Caputo

ANTHONY A. CAPUTO
Chairman and Chief Executive Officer

November 9, 2005	/s/ Ken Mueller

KEN MUELLER
Senior Vice President and Chief Financial Officer