Form 10-Q/A
period 2005-09-30
SAFENET INC
filed 2006-02-27
CIK 850313

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
443-327-1200
(Registrant’s telephone number)
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer’s Common Stock as of November 03, 2005 was 25,197,793.

Explanatory Note
SafeNet Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2005 to reflect the restatement of its consolidated financial statements for the fiscal quarter and to amend and restate Items 1 and 2 of Part I contained in the original filing made with the Securities and Exchange Commission on November 9, 2005 (the “Prior Report”). The restated interim consolidated financial statements result primarily from an error made in the recognition of costs under certain long-term production contracts. During the three-month period ended September 30, 2005 the Company failed to properly recognize $731,000 of costs of product sales related to two long term production contracts that were completed during the period, which resulted in an understatement of costs of goods sold and an overstatement of inventory at the balance sheet date. In restating the Prior Report, the Company also identified and recorded certain other adjustments that were not material to the Prior Report individually or in the aggregate. The effect of the above noted adjustments on net income (loss) for the three and nine months ended September 30, 2005, which includes the related impact on income taxes, is summarized below:

	For the three months ended,		For the nine months ended,
	September 30, 2005		September 30, 2005
	As reported	As adjusted	As reported	As adjusted
Net income (loss)	$717	$178	$(1,856)	$(2,395)

Net income (loss) per common share:
Basic	$0.03	$0.01	$(0.08)	$(0.10)
Diluted	$0.03	$0.01	$(0.08)	$(0.10)
In connection with the filing of this Amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including currently dated certifications as Exhibits to this Amendment. This Amendment continues to speak as of the date of the filing of the Prior Report and the Company has not updated the disclosure in this Amendment to speak to any later date. Accordingly, this Amendment should be read in conjunction with any filings made with the Securities and Exchange Commission subsequent to the filing of the Prior Report.

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
	(Unaudited)
	(Restated — See Note 1)
Assets
Current assets:
Cash and cash equivalents	$71,577	$74,751
Restricted cash	—	150
Short-term investments	91,585	93,310
Accounts receivable, net of allowance for doubtful accounts of $1,879 in 2005 and $2,264 in 2004	47,028	55,286
Inventories, net of reserve of $1,042 in 2005 and $726 in 2004	18,530	18,168
Unbilled cost and fees	3,731	1,259
Deferred income taxes	11,360	9,694
Prepaid expenses and other current assets	6,286	4,190

Total current assets	250,097	256,808
Property and equipment, net of accumulated depreciation and amortization of $9,337 in 2005 and $6,388 in 2004	20,669	18,313
Computer software development costs, net of accumulated amortization of $2,237 in 2005 and $2,619 in 2004	4,185	2,349
Goodwill	325,227	305,311
Other intangible assets, net of accumulated amortization of $45,947 in 2005 and $28,223 in 2004	124,117	139,192
Other assets	1,707	2,005

Total assets	$726,002	$723,978

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,920	$11,615
Accrued salaries and commissions	11,310	13,046
Advance payments and deferred revenue	8,558	11,319
Accrued income taxes	11,105	6,818
Other accrued expenses	6,953	6,170
Accrued warranty costs	2,875	3,192
Restructuring liabilities	1,384	1,989

Total current liabilities	52,105	54,149
Restructuring liabilities, less current portion	4,915	4,612
Deferred income taxes	43,713	50,922
Other liabilities	1,511	1,709

Total liabilities	102,244	111,392

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 25,159 in 2005 and 24,401 in 2004	252	244
Additional paid-in capital	650,317	633,882
Unearned compensation	(3,716)	(6,719)
Accumulated other comprehensive income	3,430	9,309
Accumulated deficit	(26,525)	(24,130)

Total stockholders’ equity	623,758	612,586

Total liabilities and stockholders’ equity	$726,002	$723,978

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated — See Note 1)		(Restated — See Note 1)
Revenues:
Licenses and royalties	$3,501	$2,449	$11,752	$7,300
Products	51,516	51,892	154,690	116,563
Service and maintenance	7,882	5,109	19,767	13,948

Total revenues	62,899	59,450	186,209	137,811

Cost of revenues:
Licenses and royalties	4	43	158	113
Products	28,560	26,567	80,525	57,465
Service and maintenance	2,344	533	5,028	2,960
Amortization of acquired intangible assets	3,488	3,287	10,468	7,674
Amortization of unearned compensation	93	161	297	374

Total cost of revenues	34,489	30,591	96,476	68,586

Gross profit	28,410	28,859	89,733	69,225

Operating expenses:
Research and development expenses	7,519	5,650	23,367	17,034
Sales and marketing expenses	13,811	8,548	36,837	19,967
General and administrative expenses	5,167	4,175	15,216	12,056
Costs of integration of acquired companies	834	4,573	6,566	7,935
Amortization of acquired intantible assets	2,267	2,304	6,633	6,173
Amortization of unearned compensation*	1,119	1,867	3,616	4,173
Write-off of acquired in-process research and development costs	(1,119)	—	1,196	—
Restructuring charges	(9)	100	1,951	1,585

Total operating expenses	29,589	27,217	95,382	68,923

Operating income (loss)	(1,179)	1,642	(5,649)	302
Interest and other income, net	1,174	825	4,078	2,049

Income (loss) before income taxes	(5)	2,467	(1,571)	2,351
Income tax expense (benefit)	(183)	1,471	824	1,403

Net income (loss)	$178	$996	$(2,395)	$948

Net income (loss) per common share:
Basic	$0.01	$0.04	$(0.10)	$0.05

Diluted	$0.01	$0.04	$(0.10)	$0.04

Shares used in computation:
Basic	25,009	23,976	24,719	20,998
Diluted	25,935	24,558	24,719	21,686

*Composition of amortization of unearned compensation
Research and development	$216	$387	$693	$892
Sales and marketing	247	347	757	774
General and administrative	243	409	496	906
Cost of integration of acquired companies	413	724	1,670	1,601

Total	$1,119	$1,867	$3,616	$4,173

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated — See Note 1)		(Restated — See Note 1)
Net income (loss)	$178	$996	$(2,395)	$948

Other comprehensive (loss) income:
Foreign currency translation adjustment	(214)	909	(5,837)	(73)
Unrealized loss on available-for-sale securities	—	—	(42)	—

Total other comprehensive income (loss)	(214)	909	(5,879)	(73)

Comprehensive income (loss)	$(36)	$1,905	$(8,274)	$875

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2005
(Unaudited, in thousands)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Unearned	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	compensation	income	deficit	equity
Balance as of January 1, 2005	24,401	$244	$633,882	$(6,719)	$9,309	$(24,130)	$612,586

Amortization of unearned compensation	—	—	—	3,913	—	—	3,913
Issuance of common stock under Employee Stock Purchase Plan	41	—	1,058	—	—	—	1,058
Issuance of common stock for stock option exercises	523	6	8,001	—	—	—	8,007
Issuance of common stock in connection with the acquisition of MediaSentry	194	2	5,998	—	—	—	6,000
Assumption of stock options in connection with the acquisition of MediaSentry	—	—	673	(381)	—	—	292
Issuance of stock options to employees	—	—	705	(529)	—	—	176
Net loss	—	—	—	—	—	(2,395)	(2,392)
Other comprehensive loss	—	—	—	—	(5,879)	—	(5,882)

Balance as of September 30, 2005	25,159	$252	$650,317	$(3,716)	$3,430	$(26,525)	$623,758

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Restated — See Note 1)
Cash flows from operating activities:
Net income (loss)	$(2,395)	$948
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	1,196	—
Depreciation and amortization of property and equipment	3,915	2,236
Amortization of computer software development costs	1,103	458
Amortization of other intangible assets	17,101	13,919
Amortization of unearned compensation	4,149	4,547
Other non-cash items	60	—
Restructuring charge	1,951	1,585
Deferred income taxes	(7,013)	(3,726)
Amortization of unfavorable lease liability	(1,030)	(1,174)
Changes in operating assets and liabilities:
Accounts receivable, net	7,728	(11,815)
Inventories, net	(677)	(1,737)
Prepaid expenses and other current assets	(3,598)	(559)
Accounts payable	(1,547)	(1,416)
Accrued salaries and commissions	(1,775)	1,006
Accrued income taxes	5,959	5,788
Other accrued expenses	(926)	(4,161)
Advance payments and deferred revenue	(2,903)	807

Net cash provided by operating activities	21,298	6,706

Cash flows from investing activities:
Sales of available for sale securities	25,674	53,267
Purchases of available for sale securities	(23,970)	(53,983)
Purchases of property and equipment	(5,699)	(4,267)
Expenditures for computer software development	(2,149)	(1,078)
Cash received upon acquisition of Rainbow, net of cash paid	—	54,174
Cash paid for acquisition of Cylink and SSH, net of cash received	—	(474)
Cash paid for acquisition of Datakey, net of cash received	(469)	—
Cash paid for acquisition of MediaSentry, net of cash received	(13,914)	—
Cash paid for acquisition of DMDsecure, net of cash received	(9,397)	—
Change in other assets	(642)	(1,219)

Net cash (used in) provided by investing activities	(30,566)	46,420

Cash flows from financing activities:
Payment of capital lease obligation assumed in MediaSentry acquisition	(190)	—
Payment of note payable assumed in MediaSentry acquisition	(300)	—
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	9,065	7,203
Costs incurred in connection with the registration of common stock issued for acquisitions	—	(1,034)

Net cash provided by financing activities	8,575	6,169

Effect of exchange rate changes on cash	(2,481)	(274)

Net (decrease) increase in cash and cash equivalents	(3,174)	59,021
Cash and cash equivalents at beginning of period	74,751	21,651

Cash and cash equivalents at end of period	$71,577	$80,672

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
     The Company restated its previously issued consolidated financial statements as of and for the three and nine-month periods ended September 30, 2005. The restated unaudited consolidated financial statements result primarily from an error made in the recognition of costs under certain long-term production contracts. During the three-month period ended September 30, 2005 the Company failed to properly recognize $731 of costs of product sales related to two long-term production contracts that were completed during the period, which resulted in an understatement of costs of goods sold and an overstatement of inventory at the balance sheet date. In restating the previously issued consolidated financial statements, the Company also identified and recorded certain other adjustments that were not material to the previously issued consolidated financial statements individually or in the aggregate. A summary of the aggregate effects of these restatements on the Company’s unaudited consolidated statements of operations is shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Reported	As Restated	As Reported	As Restated
Revenues	$63,017	$62,899	$186,327	$186,209
Cost of revenues	33,953	34,489	95,511	96,476

Gross profit	29,064	28,410	90,816	89,733

Restructuring charges	(95)	(9)	1,865	1,951
Operating income (loss)	(441)	(1,179)	(4,914)	(5,649)
Interest and other income, net	1,182	1,174	4,090	4,078
Income (loss) before income taxes	741	(5)	(824)	(1,568)
Income tax expense (benefit)	24	(183)	1,032	824

Net income (loss)	$717	$178	$(1,856)	$(2,395)

Net income (loss) per share — basic and diluted	$0.03	$0.01	$(0.08)	$(0.10)

     The effects of the errors on consolidated balance sheet as of September 30, 2005 and consolidated statement of cash flows for the nine month period then ended were not material.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$178	$996	$(2,395)	$948
Add: Stock-based employee compensation expense included in net loss, net of taxes	864	831	2,839	1,864
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,922)	(4,558)	(7,357)	(7,725)

Pro forma net income (loss)	$(880)	$(2,731)	$(6,913)	$(4,913)

Income (loss) per share:

Basic — as reported	$0.01	$0.04	$(0.10)	$0.05

Diluted — as reported	$0.01	$0.04	$(0.10)	$0.04

Basic — pro forma	$(0.04)	$(0.11)	$(0.28)	$(0.23)

Diluted — pro forma	$(0.04)	$(0.11)	$(0.28)	$(0.23)

     For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options’ vesting periods. During the nine months ended September 30, 2005, the Company granted 140 options to the Board of Directors and 1,092 options to employees.
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2005	2004
Revenues	$63,034	$189,350	$175,693
Net (loss) income	412	(3,040)	(1,247)
(Loss) income per common share
Basic	$0.02	$(0.12)	$(0.05)
Diluted	$0.01	$(0.12)	$(0.05)
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

(6) INVENTORIES
     Inventories consisted of the following:

	September 30,	December 31,
	2005	2004
Raw materials	$8,206	$5,624
Finished goods	9,199	11,776
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized to date	2,167	1,494

	19,572	18,894
Reserve for excess and obsolete inventory	(1,042)	(726)

	$18,530	$18,168

(7) PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	September 30,	December 31,
	2005	2004
Furniture and equipment	$17,755	$13,251
Buildings	5,877	5,572
Computer software	3,071	3,276
Leasehold improvements	3,303	2,602

	30,006	24,701

Accumulated depreciation and amortization	(9,337)	(6,388)

	$20,669	$18,313

(8) GOODWILL
     The changes in the carrying amount of goodwill for the nine month period ended September 30, 2005 are as follows:

	Embedded	Enterprise
	Security	Security
	Division	Division	Total
Balance as of January 1, 2005	$178,453	$126,858	$305,311
Goodwill recorded during the year:
Acquisition of MediaSentry	18,501	—	18,501
Acquisition of DMDsecure	6,257	—	6,257
Purchase price allocation adjustments (1)	(2,077)	(770)	(2,847)
Foreign currency translation adjustments	(1,965)	(30)	(1,995)

Balance as of September 30, 2005	$199,169	$126,058	$325,227

(1)	Purchase allocation adjustments for the period primarily represents the benefit received from the use of net operating loss carryforwards from acquired businesses.
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
(10) INCOME TAXES
     The tax provisions for the three and nine month periods ended September 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate was (52%) for the nine months ended September 30, 2005. The estimated effective tax rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of the write-off of non-deductible in-process research and development costs related to the DMDsecure acquisition and tax losses in foreign jurisdictions that will not result in tax benefits.
     Significant components of the Company’s income tax (benefit) expense from continuing operations for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Current:
Federal	$892	$2,894	$3,099	$5,173
State	56	248	196	443
Foreign	784	253	4,736	452

Total current	1,732	3,395	8,031	6,068

Deferred (benefit) expense:
Federal	(1,750)	(1,640)	(5,317)	(3,902)
State	(150)	(141)	(455)	(334)
Foreign	(15)	(143)	(1,435)	(429)

Total deferred	(1,915)	(1,924)	(7,207)	(4,665)

Total tax (benefit) expense	$(183)	$1,471	$824	$1,403

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

Security Division and Enterprise Security Division include international sales mainly to South America, Europe and Asia.
     The following table sets forth information about the Company’s reportable segments for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from external customers:
Embedded security	$19,145	$15,003	$52,491	$39,809
Enterprise security	43,754	44,447	133,718	98,002

Consolidated revenues	$62,899	$59,450	$186,209	$137,811

Significant non-cash items other than depreciation and amortization expense
Embedded security	$(422)	$669	$3,581	$1,450
Enterprise security	$506	$1,459	3,479	4,682

Consolidated significant non-cash items other than depreciation and amortization expense	$84	$2,128	$7,060	$6,132

Operating income (loss):
Embedded security	$(232)	$(5,933)	$(6,292)	$(11,086)
Enterprise security	(947)	7,575	643	11,388

Consolidated operating income (loss)	$(1,179)	$1,642	$(5,649)	$302

Income (loss) before income taxes:
Embedded security	$392	$(1,771)	$(4,057)	$(6,573)
Enterprise security	(397)	4,238	2,486	8,924

Consolidated (loss) income before income taxes:	$(5)	$2,467	$(1,571)	$2,351

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Significant non-cash items other than depreciation and amortization consist of the following:
Restructuring charges	$(9)	$100	$1,951	$1,585
Amortization of unearned compensation	1,212	2,028	3,913	4,547
Write-off of acquired in-process research and development	(1,119)	—	1,196	—

Total	$84	$2,128	$7,060	$6,132

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
(13) INCOME (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$178	$996	$(2,395)	$948

Weighted average common shares outstanding — basic	25,009	23,976	24,719	20,998

Effect of dilutive securities — options	926	582	—	688

Adjusted weighted average common shares outstanding — diluted	25,935	24,558	24,719	21,686

Basic net (loss) income per share	$0.01	$0.04	$(0.10)	$0.05

Diluted net (loss) income per share	$0.01	$0.04	$(0.10)	$0.04

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

RESULTS OF OPERATIONS
Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004
Revenues and Gross Margins (dollars in thousands)

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Revenues by type
License and royalties	$3,501	$2,449	$1,052	43%
Products	51,516	51,892	(376)	-1%
Service and maintenance	7,882	5,109	2,773	54%

Total	$62,899	$59,450	$3,449	6%

Revenues by segment
Embedded Security Division	$19,145	$15,003	$4,142	28%
Enterprise Security Division	43,754	44,447	(693)	-2%

Total	$62,899	$59,450	$3,449	6%

Revenue mix by type
License and royalties	6%	4%	2%
Products	82%	87%	-5%
Service and maintenance	12%	9%	3%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	30%	25%	5%
Enterprise Security Division	70%	75%	-5%

Total	100%	100%	0%

Gross margins by type
License and royalties	100%	98%	2%
Products (1)	38%	42%	-4%
Service and maintenance	70%	90%	-20%

Total	45%	49%	-4%

Gross margins by segment
Embedded Security Division	65%	57%	8%
Enterprise Security Division	37%	47%	-10%

Total	45%	49%	-4%

(1)	Includes amortization of acquired intangible assets of $3.5 and $3.3 million for three months ended September 30, 2005 and 2004, respectively. Also, amortization of unearned compensation of $0.1 and $0.2 million has been included for the three months ending September 30, 2005 and 2004, respectively.

     Revenues increased $3.5 million or 6% primarily due to a $2.8 million or 54% increase in service and maintenance revenues, and a $1.1 million or 43% increase in licenses and royalties. The $2.8 million increase in service and maintenance revenues is the result of the acquisition of MediaSentry and an increase in service and maintenance contracts for new sales and renewals of existing service and maintenance contracts. The $1.1 million increase in license and royalty revenues is the result of increased sales of our various licensed toolkit products.
     Revenue for the Embedded Security Division experienced 28% or $4.1 million growth for the three month period ended September 30, 2005 compared to the same period of 2004. The increase is primarily due to increased sales resulting from a broader presence in the information security market due to the acquisition of DMDsecure and MediaSentry during the second quarter of 2005. The Enterprise Security Division experienced 2% or $0.7 million decline. The decrease in the Enterprise Security Division is the result of a large SONET deal that closed during the third quarter of 2004. Deals of this size do not typically close every quarter due to the length of the sales cycle and as a result created a decrease in revenue when compared to the same quarter for the prior year.
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
     Gross margins declined 4% overall for the three month period ended September 30, 2005 when compared to the same period of 2004. Gross margins related to products experienced a modest decrease primarily related to product mix and higher volume of indirect sales to customers. Also contributing is increased amortization of acquired intangible assets. Service and maintenance gross margins decreased 20% from 90% to 70%, due to the acquisition of MediaSentry which generates lower margins and an increase in the service component which provides slightly lower margins. Overall, the decrease in product and service and maintenance gross margins were offset by higher margin license and royalty revenues, and service and maintenance revenues comprising a greater percentage of total revenues.
     The gross margins by segment are reflective of changes within each division as new information security solutions are delivered to the market. The Embedded Security Division experienced 8% growth in gross margins to 65% for the three month period ended September 30, 2005 from 57% for the same period in 2004. This increase is attributable to a greater mix of higher margin license and royalty revenues, and service and maintenance revenues for the three month period ended September 30, 2005 versus the same period in 2004. The Enterprise Security Division experienced a 10% decrease in gross margins primarily attributable to the increased amortization of acquired intangible assets related to products.

Operating Expenses

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Operating expenses
Research and development	$7,519	$5,650	$1,869	33%
Sales and marketing	13,811	8,548	5,263	62%
General and administrative	5,167	4,175	992	24%
Write-off of acquired in-process research and development costs	(1,119)	—	(1,119)	-100%
Cost of integration of acquired companies	834	4,573	(3,739)	-82%
Restructuring charges	(9)	100	(109)	-109%
Amortization of acquired intangible assets	2,267	2,304	(37)	-2%
Amortization of unearned compensation	1,119	1,867	(748)	-40%

Total	$29,589	$27,217	$2,372	9%

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
Interest and Other Income, Net

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Interest income, net	$1,058	$436	$622	143%
Other income, net	116	389	(273)	-70%

	$1,174	$825	$349	42%

     The increase in interest income is due primarily to increased cash and investment balances that increased interest earned over the prior period. Other income decreased as a result of fluctuations on our foreign currency transactions during the current quarter in addition to the revaluation of U.S. dollar bank account balances held by our foreign subsidiaries.
Income Tax Expense

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Income tax expense	$(183)	$1,471	$(1,654)	-112%

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

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004
Revenues and Gross Margins (dollars in thousands)

	Nine Months Ended September 30,		Variance
	2005	2004	$	%
Revenues by type
License and royalties	$11,752	$7,300	$4,452	61%
Products	154,690	116,563	38,127	33%
Service and maintenance	19,767	13,948	5,819	42%

Total	$186,209	$137,811	$48,398	35%

Revenues by segment
Embedded Security Division	$52,491	$39,809	$12,682	32%
Enterprise Security Division	133,718	98,002	35,716	36%

Total	$186,209	$137,811	$48,398	35%

Revenue mix by type
License and royalties	6%	5%	1%
Products	83%	85%	-2%
Service and maintenance	11%	10%	1%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	28%	29%	-1%
Enterprise Security Division	72%	71%	1%

Total	100%	100%	0%

Gross margins by type
License and royalties	99%	98%	1%
Products (1)	41%	44%	-3%
Service and maintenance	75%	79%	-4%

Total	48%	50%	-2%

Gross margins by segment
Embedded Security Division	66%	61%	5%
Enterprise Security Division	41%	46%	-5%

Total	48%	50%	-2%

(1)	Includes amortization of acquired intangible assets of $10.5 and $7.7 million for the nine months ended September 30, 2005 and 2004, respectively. Also, amortization of unearned compensation of $0.3 and $0.4 million is included for the nine months ended September 30, 2005 and 2004, respectively.

     Revenues increased $48.4 million primarily related to the acquisitions of Rainbow, Datakey, DMDsecure and MediaSentry. The nine month period ended September 30, 2004 reflected approximately seven months of results of operations for Rainbow and approximately one month of the results of operations for Datakey, whereas the nine month period ended September 30, 2005 includes the operations of the acquired companies for the entire period. Also, contributing to a lesser extent are the acquisitions of DMDsecure and MediaSentry which both closed in 2005, as well as increased information security solutions provided by us to the much broader market.
     Revenue increases by segment for the nine month period ended September 30, 2005 over the nine month period ended September 30, 2004 primarily attributable to the acquisitions. This increase is evidenced within both of our business segments. The Embedded Security Division increased by $12.7 million or 32% and the Enterprise Security Division increased by $35.7 million or 37% for the nine month period ended September 30, 2005 compared to the same period last year.
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
     The gross margins by segment are reflective of shifts of the product sales mix within each division of the Company. The Embedded Security Division experienced a 5% increase in gross margin as a result of increased sale of software and toolkit products in the nine month period ended September 30, 2005 when compared to the same period for 2004. The Enterprise Security Division experienced a 5% decrease in gross margins, which is attributable to the secure communication business acquired in the Rainbow acquisition. The secure communications business is primarily a government contractor and provider to the U.S. Government and related agencies, which typically earns lower gross margins. The secure communications business contributed increased revenues for the nine month period ended September 30, 2005 when compared to the same period in 2004.

Operating Expenses

	Nine Months Ended June 30,		Variance
	2005	2004	$	%
Operating expenses
Research and development	$23,367	$17,034	$6,333	37%
Sales and marketing	36,837	19,967	16,870	84%
General and administrative	15,216	12,056	3,160	26%
Write-off of acquired in-process research and development costs	1,196	—	1,196	100%
Restructuring charges	1,951	1,585	366	23%
Cost of integration of acquired companies	6,566	7,935	(1,369)	-17%
Amortization of acquired intangible assets	6,633	6,173	460	7%
Amortization of unearned compensation	3,616	4,173	(557)	-13%

Total	$95,382	$68,923	$26,459	38%

     Research and development expenses increased as a result of increases in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel primarily through acquisitions with some increase relating to additional hires. As a percentage of revenue, research and development expenses remained at 13%. The Company continues to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.
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
Interest and Other Income, Net

	Nine Months Ended September 30,		Variance
	2005	2004	$	%
Interest income, net	$2,950	$1,314	$1,636	125%
Other income, net	1,128	735	393	53%

Interest and other income, net	$4,078	$2,049	$2,029	99%

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
Income Tax (Benefit) Expense

	Nine Months Ended September 30,		Variance
	2005	2004	$	%
Income tax expense	$824	$1,403	$–579	–41%

     The tax provisions for the nine month periods ended September 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate from continuing operations was (52%) for the nine months ended September 30, 2005. This rate differs from the 38% rate estimated at the end of the second quarter due to increased losses in foreign jurisdictions which will not result in tax benefits and the non-deductible write-off of in-process research and development costs related to the DMDsecure acquisition. This rate differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of increased losses in foreign jurisdictions and the write-off of the in-process research and development costs which will not result in tax benefits.
     During the third quarter of fiscal year 2004, the Company estimated that the effective income tax rate for the year ended December 31, 2004 would be approximately 60%.
Liquidity and Capital Resources
     As of September 30, 2005, Safenet had working capital of $198.0 million including unrestricted cash and short-term investments of $163.2 million. Working capital decreased by approximately $4.7 million or 2.3% from December 31, 2004. The decrease is primarily attributable to cash expended for acquisitions. SafeNet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.
     For the nine month period ended September 30, 2005, compared to the same period in 2004, cash provided by operating activities increased by approximately $14.6 million or 218%. The increase in cash from operating activities is mainly attributable to improved collections of accounts receivable. For the nine month period ended September 30, 2004 accounts receivable increased by $11.8 million compared to a $7.7 million decrease for the same period in 2005 resulting in a net change of approximately $19.5 million.
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

     The following table sets forth, as of September 30, 2005, our commitments and contractual obligations for the periods indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years
Operating leases (1)	$38,437	$8,761	$14,189	$9,701	$5,786
Capital leases	861	403	411	47	—
Subleases	(6,539)	(1,204)	(2,692)	(2,398)	(245)
Preferred supplier agreement (2)	2,400	2,400	—	—	—

Total	$35,159	$10,360	$11,908	$7,350	$5,541

SafeNet generally does not make unconditional, non-cancelable purchase commitments.
SafeNet enters into purchase orders in the normal course of business which are less than one year term.

(1)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.

(2)	The Company had a supply agreement with approximately 6,800 units remaining to be purchased. The financial obligation was approximately $5.3 million; upon termination of the agreement we are obligated only for costs incurred. The obligation remaining is approximately 3,000 units at approximately $2.4 million.
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

SAFENET INC.

February 27, 2006	/s/ Anthony A. Caputo

ANTHONY A. CAPUTO
Chairman and Chief Executive Officer

February 27, 2006	/s/ Ken Mueller

KEN MUELLER
Senior Vice President and Chief Financial Officer