Form 10-K
period 2005-12-31
SAFENET INC
filed 2006-03-16
CIK 850313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Registrant’s telephone number, including area code: (443) 327-1200
Securities registered under Section 12 (b) of the Exchange Act: NONE
Securities registered under Section 12 (g) of the Exchange Act:

Name of each
Title of each class	exchange on which registered
Common Stock, $.01 par value	NASDAQ National Market
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing price for the Common Stock on the NASDAQ National Market on June 30, 2005 was approximately $712,760,000. All executive officers and directors of the Registrant have been deemed, solely for the purpose of this calculation, to be “affiliates” of the Registrant. This determination of the affiliate status is not necessarily conclusive.
     The number of shares of the registrant’s Common Stock outstanding as of March 13, 2006 was 25,545,126.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates information by reference from the Registrant’s proxy statement for the Annual Meeting of Stockholders, which proxy statement in definitive form (or an amendment to this Form 10-K) will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2005.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
          Certain statements in this Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, the risk factors discussed in Item 1A of this Annual Report on Form 10-K. As a general matter, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other comparable terminology. We expressly disclaim any obligation or undertaking to publicly release any revisions to “forward looking statements” to reflect events or circumstances after the date that this report is filed with the Securities and Exchange Commission or to reflect the occurrence of anticipated events.
PART I.
ITEM 1. BUSINESS
Overview
          We develop, market, sell, and support a portfolio of hardware and software information security products and services that protect and secure communications, intellectual property, and information and identities. SafeNet’s own intellectual property has been a foundational part of the security industry, with our technology being used by numerous Global 2000 companies. We have a strong market position in each of the markets we serve: High Speed Encryption, Borderless Security (comprehensive identity management platform), Classified Government Encryption, Rights Management, and Original Equipment Manufacturer (OEM). Our products and services are used to create secure wide area networks (WANs) including asynchronous transfer mode (ATM), Frame, Link, and Synchronous Optical Networks (SONET), virtual private networks over the Internet (VPNs); wireless networks including 802.11, security management, intrusion prevention, software and entertainment content anti-piracy, license management and revenue protection; and identity management and privacy of information (POI) to prevent security breaches that could result in unauthorized access to confidential data, invasion of privacy, stolen information, and financial loss. Our information security solutions allow our customers to lower the cost of deploying and managing secure, reliable private networks and enable the use of the Internet and wireless networks for secure business communications and transactions with customers, suppliers, and employees
          SafeNet technology is a market leader in remote access client software and in USB authentication tokens that eliminate user names and passwords; Secured Socket Layer (SSL) acceleration devices providing fast and secure online transactions; software and entertainment content security, and licensing products preventing software piracy and enhancing revenue opportunities; high-assurance security products; and SecureIP Technology licensed to Internet infrastructure manufacturers, service providers, and security vendors.

SafeNet’s full range of security capabilities and products include:
•	Core encryption: WAN, VPN, SSL VPN, two-factor authentication, wireless VPN, satellite link encryption;

•	Communication security;

•	Digital rights management;

•	Digital identities;

•	Adding other security applications, such as intrusion detection, anti-virus, firewalls, and content inspection technology;

•	SafeEnterprise™ Security System to address the enterprise security needs of government and commercial customers; and

•	Security for wireless devices, PCs and personal devices.
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
          Founded in 1983, we are headquartered in Belcamp, Maryland. We have a long history of technology and security innovation and dedication to continuous product improvement. In 1995, we developed our first Internet VPN solution for a major financial institution. Through business relationships with end-user customers, such as the U.S. Department of Defense, the Internal Revenue Service, the U.S. Department of Homeland Security, Citigroup, and various OEMs, such as Cisco Systems and Texas Instruments, we have considerable experience developing and deploying network security solutions. Our Internet address is www.safenet-inc.com. On this web site, we post reports and other documents we file with or furnish to the Securities and Exchange Commission as soon as reasonably practicable after they are electronically filed or furnished, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports.

          We periodically review and consider possible acquisitions of companies that we believe will contribute to our long-term objectives and discuss such acquisitions with the management of those companies. Such acquisitions, which may be material, may be made from time to time.
          On December 1, 2005, we completed the acquisition of Eracom Technologies AG, a leading IT security manufacturer and pioneer of Hardware Security Modules (HSM). Eracom augmented our Borderless security offering with the addition of its Hardware Security Modules designed for the Electronic Funds Transfer (EFT), credit card and ATM segments of the financial services market, and its POI products that encrypt data on PCs, laptops, servers, and portable media. The results of operations of Eracom Technologies AG have been included in our consolidated results of operations beginning December 1, 2005.
          Effective June 1, 2005, we acquired all of the issued and outstanding shares and vested stock options of MediaSentry, Inc. The results of operations of MediaSentry have been included in our consolidated results of operations beginning June 1, 2005. MediaSentry was a global provider of anti-piracy and business management services for the recording and motion picture industries. MediaSentry’s anti-piracy solutions help clients detect and deter unauthorized distribution of copyrighted content and prosecute those who engage in piracy. MediaSentry’s customers included the world’s largest music and print publishers, record labels, motion picture studios, software companies, and industry associations, such as Warner Brothers, The Motion Picture Association of America and the Business Software Alliance. This acquisition expands our anti-piracy offerings to include the protection of copyrighted content on peer-to-peer networks, while gaining a new competency in managed services with a desirable customer list.
          On April 4, 2005, we completed the acquisition of DMDsecure.com, B.V. in a cash transaction. DMDsecure was a leader in carrier grade server DRM software for solution providers and software vendors as well as broadcasters, broadband and mobile operators and service providers. DMDsecure broadened our Rights Management business by providing technology that protects the electronic delivery of wide ranging content. As a result of the acquisition, DMDsecure has become our wholly-owned subsidiary. The results of operations of DMDsecure have been included in our consolidated results of operation beginning on April 4, 2005.
          On December 15, 2004, we completed the acquisition of Datakey, Inc., which expanded our customer base and product offerings to include token-based solutions that simplify enterprise-wide access and identity management. Operations of Datakey have been integrated into our Enterprise Security Division.
          On March 15, 2004, we completed the acquisition of Rainbow Technologies, Inc. Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments.
          On November 18, 2003, we completed the acquisition of the OEM Products Group of SSH Communications Security Corp, a company based in Finland. The business acquired included SSH’s VPN client software and security and networking toolkits.
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
     On February 8, 2006, we announced that we reached an agreement with the board of directors of nCipher plc, a company incorporated under the laws of England and Wales, on the terms of a recommended cash offer for the entire issued (and issuable upon exercise of options granted) ordinary share capital of nCipher, for 300 pence in cash for each nCipher share (the “Offer” and the “Offer Price”, respectively). Based on the Offer Price, the number of nCipher outstanding shares and the number of nCipher shares issuable upon exercise of options granted, the total consideration to be paid by us would be approximately £86.1 million (approximately US$150 million). nCipher provides HSM technology, disk encryption technology and other products for identity protection and management. We expect the acquisition to close in the second quarter of 2006. See the discussion under the “Recent Development” section of Item 7 to this Form 10-K.
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

          Today’s economy survives on communication — from small businesses to globe-spanning enterprises to government, all require flexible solutions that connect their organizations together and enable the flow of information. VPNs have become the overwhelming choice to connect remote workers, branch offices, and wide area networks together using public networks like the Internet. But while VPN gateway hardware addresses the needs of the network and remote access entry points, every VPN also consists of hundreds of individuals who need remote access from their laptops and desktop computers while in small offices, at home, or while traveling.
          As a market leader in VPN technology, we have designed an SSL VPN remote access solution to address the needs of every remote access user. This solution includes an advanced VPN client offering Advance Encryption Standard (AES) encryption, device authentication, and Federal Information Processing Standards (FIPS) validation for high-security, mission critical remote access as well as an SSL VPN appliance providing instant remote access using SSL encryption to all communications over the Internet from a standard Web browser. All of our remote access solutions support two-factor authentication for your digital identity.
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
          We believe that developing the necessary tools for protecting revenue rights has become yet another strong security effort for us. Our product offering has been one of the industry’s most trusted anti-piracy solution for more than 20 years, now protecting more than 35 million applications worldwide. With an ongoing commitment to quality products and superior customer service and support, we deliver necessary solutions to help developers defend their applications against the growing threat of software piracy as well as anti-piracy hardware keys to help protect revenues and defends markets against software piracy and licensing non-compliance.
          As the Internet has become pervasive, the online distribution of content is gaining momentum. The Internet represents a new channel for content owners of all kinds, including software and entertainment, such as audio, video and gaming. We have assembled products and services that help establish a secure environment upon which content can be distributed, piracy can be combated, and various licensing models designed to embrace emerging opportunities can be adopted.
          We are also beginning to address interest by appliance manufacturers that want to exploit the efficiency of the Internet by remotely upgrading their products and engage additional features of deployed appliances. This approach reduces costs and improves customer service. On June 29, 2005, we introduced Sentinel RMS, a product designed to address the increasingly dynamic software licensing models. It is also being used by appliance manufacturers to improve their customer service and cost structures in the manner described above.
          Critical infrastructures cannot afford downtime. The lives and well-being of citizens and military personnel depend on impenetrable network security. Government, finance, utility, communications, medical, and research companies need a high performance solution that also provides extraordinary network security.
          We have developed a complete family of devices for encrypting high-speed communications, offering the flexibility to encrypt data at the Physical (Layer 1), Data Link (Layer 2), and Network layers (Layer 3), and providing a solution for implementing high-speed encryption without changing an organization’s existing network infrastructure. We believe our product line exceeds the industry standards for performance, high assurance, and management traditionally offered by network equipment providers.

          Whether maintaining or deploying a SONET or Synchronous Digital Hierarchy (SDH) network, we provide the highest level of encryption protection. Our SONET Encryptors are now being deployed by larger banks, utilities, and Federal Government agencies. They offer extremely high level security. They are also more bandwidth-efficient, which results in a noticeable increase in network performance. And we believe they are faster, easier, and less intrusive to implement than earlier technology.
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
          For the development of technology for top secret and Type 1 secure data, voice, fax, and other electronic communication, we are a leading developer and manufacturer of NSA-certified, high-reliability cryptographic microcircuits, ground units, and flight units for space communication. Our communications security devices include network link encryptors and crypto cards, as well as advanced ASICs and cryptographic/acceleration equipment used in sensitive electronic messaging.
          From our beginnings, we have pioneered innovative information security solutions critical to homeland security — solutions that demand the utmost from solution providers. Time-to-market, quality and reliability are just a few of the key components. Our history, renown, and expertise enable these key components for any information security (INFOSEC) application or environment. As a leading manufacturer of high-grade encryption and decryption equipment essential to homeland security and critical infrastructure protection, our research and development personnel, product manufacturing teams, and facilities operate at the forefront of INFOSEC technology. Because satellite uplink commands must be encrypted and authenticated to assure legitimate control of the satellite and its operation, and sensitive and classified communications via satellite must be encrypted to protect them from interception and compromise, we develop and maintain space communications security for government and commercial customers. On September 29, 2005, we announced the award of a $150 million contract for our next generation classified-grade, Cryptographic Modernization (Crypto Mod)-compliant KIV-7M Link Encryptor. This is the first in what we believe will be a series of products addressing the Crypto Mod opportunity
          We also provide, through our Embedded Security Division, a broad range of security solutions, including silicon chips, accelerator cards, servers, licensed intellectual property, and software products, to OEMs that embed them into their own network and wireless products. Added to this are our Rights Management solutions, including anti-piracy and revenue protection software and hardware. These solutions provide application developers, content publishers, and appliance manufacturers with the solutions they need to convert sharing of digital media from a revenue drain into an efficient distribution channel — securely leveraging the power of personal networking.
ENTERPRISE SOLUTION BENEFITS:
•	Broad Product Line. We offer our WAN and VPN solutions as a system that integrates our hardware and software products, or separately as discrete hardware and software products. This enables us to address the needs of large enterprise customers who require complex and integrated systems, as well as customers who may require individual hardware or software components. Our products and services enable our customers to expand their existing WANs efficiently and to integrate these networks with lower cost Internet technologies.

•	High Level of Security. Our products and services have been designed to meet the high level security needs of our government, financial institutions and other commercial customers. We have sold our products and services to other key government agencies, including the Department of Defense, which has used them for battlefield command-and-control applications. In addition, we are developing chips to address classified government security needs and the security requirements of critical infrastructure, such as banks and utilities, as required by the Department of Homeland Security. Our products are designed to meet the standards set forth in the U.S. government’s Crypto Modernization Program.

•	High Performance Systems. Our appliances are designed to maximize the performance of our solutions across WANs and the Internet. Using our VPN products, our customers are able to transmit secured data at up to 1 Gbps of bi-directional throughput. Our products can support up to 10,000 IPSec tunnels and a maximum of 100,000 simultaneous secure transactions with minimal degradation in network performance.

We added an appliance that offers encryption over SONET. With high-speed throughput and extremely low latency these products are ideal for high-speed data and time-sensitive voice and video applications. It employs the federally endorsed AES algorithm with the flexibility to be deployed in OC3/STM1 (155Mbps), OC12/STM4 (622Mbps), OC48/STM16 (2.4Gbps), and OC192/STM64 (10Gbps) SONET networks.

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
Strategy
       Our objective is to be the leading provider of products and services that enable secure digital identities, secure communications, and secure applications over WANs, wireless networks, and the Internet. To achieve this objective, we continue to pursue the following strategies:
•	Extend our Technology and Introduce New Products. We intend to leverage our technology and product strength and expertise to further expand our core product functionality, continue to develop complementary products, and expand our target market. We will continue to invest in research and development and expect to announce new product and technology offerings during 2006. We have assembled a team of experienced developers and engineers with security expertise and encourage a corporate culture that fosters continuous product innovation.

•	Further Penetrate our Existing Enterprise Customer Base. We have an established customer base of government, financial institutions and other commercial enterprises. The strategic importance of our products allows us to develop long-term relationships with the key technology and security decision-makers within our customer base. The breadth of our existing enterprise product line allows us to address a wide range of customer needs. We intend to generate incremental sales from our existing customer base through the introduction of new and enhanced products and services. We believe that the acquisitions of Rainbow Technologies, Datakey, DMDsecure, MediaSentry, and Eracom will continue to provide us with an opportunity to sell new products and services into the larger combined customer base.

•	Target the Government and Financial Institution Markets. We have established and created a Government Solutions Sales Unit to focus not just on government agencies and departments, but also on systems integrators to produce more multi-year large dollar contracting opportunities. We intend to expand our position in these markets and leverage this position to target new high growth market opportunities as they arise.

•	Further Penetrate the Digital Rights Management Market. We have established a Rights Management Business Unit as part of our Embedded Security Division to develop new initiatives for our Sentinel brand of software protection and license management products. Through this new business we have begun to offer the next generation in digital rights management software with Sentinel Hardware Keys. We have also broadened our reach in this market through the acquisitions of DMDsecure and MediaSentry, which are focused on the protection of content through online distribution. Additionally, we introduced Sentinel RMS, a rights management solution that reduces or eliminates many of the costs normally associated with license management by automating this process and integrating it with back-office systems.

•	Expand Strategic OEM Relationships and Other Distribution Channels. We intend to continue to focus on our OEM relationships and to expand distribution channels to develop new markets. We believe that these relationships allow us to provide our security solutions to the largest number of end-user customers. We sell a variety of security products to OEMs, including silicon chips, accelerator cards, licensed intellectual property, servers, and software products. For example, we teamed our Luna Series of products with Adobe’s document services to help customers deploy more secure documents on the Adobe Intelligent Document Platform. We offer comprehensive training and marketing programs to support our OEMs and channel partners. We intend to further develop our relationships with system integrators for the government sector and value added resellers for international markets.

•	Target the Wireless Market. We continue to target the wireless communications market, expanding our reach from semiconductor companies to handset and cell phone manufacturers. We are currently in the process of developing additional security technology that will address the growing need for secure wireless communication.

•	Pursue Strategic Acquisitions on a Selective Basis. We explore acquisitions from time to time to acquire businesses, products or technologies that we believe will enhance and expand our current product offerings and our customer base.
Products, Services and Technology
      Our Enterprise products and services are typically sold to government agencies, financial institutions and other commercial customers. Our Embedded products are typically sold to OEM customers as components, such as silicon chips, accelerator cards, licensed intellectual property and software. Additionally, our rights management products and services are sold to software vendors, appliance manufacturers, and content owners and aggregators.
Enterprise Solutions
     SafeEnterprise™ Security System. SafeEnterprise Security System provides security solutions for government and financial institutions that require a high level of security to protect their networks from unauthorized access and to protect sensitive information as it travels over both WANs and the Internet. These solutions, which include both appliances and software that can be sold as an integrated turnkey solution or separately as discreet hardware and software products, consist of network gateways, backbone encryptors, remote access, client software and our management software. The SafeEnterprise system provides management functionality, including policy creation, policy enforcement, network monitoring, activity auditing and troubleshooting. SafeEnterprise provides a secure solution for both WANs (ATM, frame relay, link, and SONET) and the Internet.
          Appliances. The SafeEnterprise Security System includes HighAssurance Gateways that employ the U.S. government endorsed Triple Data Encryption Standard (3DES) and Data Encryption Standard (DES) algorithms and AES algorithms. In addition, the SafeEnterprise Security System also includes ATM, Frame, Link and SONET Encryptors that employ 3DES and DES algorithms and the iGate SSL appliance.
•	HighAssurance Gateways: Our HighAssurance Gateway line provides a portfolio of IPSec VPN gateways covering small, medium and large network requirements. The gateways are differentiated by the performance needs of the network and where they are placed in the network. Our gateways integrate advanced features, such as load balancing and fail-over, secure multi-casting, firewalls and routing, and are all IPSec standards-compliant. HighAssurance™ Gateways include the HighAssurance 500 Gateway, the HighAssurance 1000 Gateway, HighAssurance 2000 Gateway, and the HighAssurance 4000 Gateway.

•	SafeEnterprise iGate SSL Appliance: SafeEnterprise iGate SSL Appliance gives users the ability to access their core applications through any high-speed Internet connection without a VPN client. Applications that were not available before through a browser because of security concerns can now be pushed out to remote users easily.

•	ATM Encryptor: The SafeEnterprise™ ATM Encryptor provides data privacy and access control for connections over public and private ATM networks and protects all workstations, servers and other end nodes connected to a local area network. This product allows the flexibility to choose desired interface modules across a range of speeds up to OC-12.

•	Frame Encryptor: SafeEnterprise™ Frame Encryptor provides security for frame relay networks at speeds up to 52 Mbps. This product is used across a wide range of frame relay networks and applications.

•	Link Encryptor: SafeEnterprise™ Link Encryptor secures sensitive data transmitted over high-speed, point-to-point, or dial-up communication links at speeds up to 52 Mbps. The Link Encryptor is designed for organizations that rely heavily on close-looped secure networks for the transport of highly sensitive data.

•	SONET Encryptor: The SafeEnterprise SONET Encryptor has been designed to integrate transparently and simply into one SONET/SDH network architecture. High-speed throughput and extremely low latency make it ideal for high-speed data and time-sensitive voice and video applications. It supports both path and line SONET/SDH encryption at various rates and distances.
Digital Identity and PKI Solutions
•	iKey: – Personal Two-Factor USB Authentication Token is a USB-based two-factor authentication token that provides a cost-effective and easy-to-use control for multiple applications and network services, as in VPNs, and controls Intranet, Extranet, and Internet access. The iKey can also be used in Public Key Infrastructure (PKI).

•	SafeNet Smart Cards: SafeNet designs all of its smart cards and tokens with security, interoperability, convenience and performance in mind. Our smart cards and tokens are validated for FIPS 140-2 Level 2, an important U.S. government certification that demonstrates the card/token’s cryptographic strength and security.

•	SafeNet Axis: This is a complete software and smart card solution that delivers simplified and secure Single Sign-On (SSO) for a full range of enterprise applications and network resources.

•	SafeNet CMS (Card Management System): This is a Web-based smart card/token and digital credential management solution for enterprises that is used to issue, manage, and support SafeNet cryptographic smart cards and SafeNet iKey™ USB tokens for identity-based applications throughout the organization. SafeNet CMS gives enterprise customers a powerful, interoperable, and secure system that reduces the cost of deploying and supporting smart cards and iKeys.

•	The SafeNet Luna® family of products comprises a complete range of hardware security solutions for digital identity applications. Luna products feature true hardware key management to maintain the integrity of encryption keys. Sensitive keys are created, stored, and used exclusively within the secure confines of the Luna hardware security module to prevent compromise.
•	Luna SA

Flexible, scalable, high-performance network-attached hardware security module

•	Luna SP

Java application security appliance

•	Luna CA3L

A PKI Root Key hardware security module
Software. The SafeEnterprise™ Security System includes the following software products:

•	Security Management Center: Our Security Management Center product provides security management for our VPN and WAN appliances and software clients, including authentication, definition and enforcement of security policy, configuration, monitoring and audit capabilities. The Security Management Center allows customers to manage all aspects of their VPN and WAN networks and allows for easy migration from WAN to VPN technology. The Security Management Center is a Java-based management platform.

•	Luna PKI Toolkit: The Luna PKI Toolkit features robust APIs, proven hardware, and expert support to speed development of custom PKI-enabled applications without requiring specialized security knowledge or lengthy development cycles.

•	SoftRemote: SoftRemote allows for remote access to corporate networks. This product provides VPN access capabilities for desktops and portable computers for all versions of Microsoft® Windows®, including Windows XP®. The client software provides secure client-to-client or client-to-gateway communications over the Internet, dial-up connections and wireless local area networks. Key features include personal firewall capabilities and support for strong two-factor authentication through industry-standard smart cards. SoftRemote additionally includes policy protection and support for browser certificates. We also sell versions of our SoftRemote VPN client software to OEMs who are able to co-brand the client and offer it as part of their overall solution.

•	HighAssurance™ Remote: The HighAssurance™ Remote client is based on SoftRemote, which contains additional security features for the U.S. government and other agencies. The Department of Defense has purchased a two-year license for HighAssurance™ Remote for government-wide use. HighAssurance™ Remote is FIPS certified.

•	SoftRemoteLT: SoftRemoteLT is a streamlined version of SoftRemote that offers all the features of SoftRemote except for personal firewall capabilities.

•	SoftRemotePDA: SoftRemotePDA is based on SoftRemote and designed specifically to extend VPN access to mobile devices, such as personal digital assistants, or PDAs. SoftRemotePDA is designed to combat the vulnerabilities in wireless communications by applying the IPSec technologies utilized by SoftRemote to handheld portable devices. It allows PDA users to securely communicate over wireless links to retrieve email, access corporate information from a network or browse the Internet. SoftRemotePDA is available for both Palm OS® and Pocket PC® handheld devices.

•	Protect family of data encryption products: These data encryption products are designed for medium to large organizations to address the need to protect the integrity of data through encryption on laptops, desktops, servers and mobile devices.

Services. The SafeEnterprise™ Security System includes the following service:

•	SafeNet Trusted Services: SafeNet Trusted Services provides a complete outsourced VPN solution. Our managed services allow organizations to implement our VPNs without the investment in equipment, facilities and security expertise. SafeNet Trusted Services provides system availability in excess of 99.9% and our primary network operations center, located in Belcamp, Maryland, has been approved by several U.S. government security organizations. Qualified security specialists perform around-the-clock functions necessary to maintain VPN security, including providing help desk services and other maintenance functions. SafeNet Trusted Services specialists work closely with the customer to define and implement its security policy.

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
     Mykotronx Products
          SafeNet Mykotronx is a manufacturer of high-grade INFOSEC and COMSEC devices for use in space and other sensitive digital communication environments.
          Space Communications Security: SafeNet Mykotronx offers a wide variety of cryptographic ASIC solutions for both space and commercial voice and data applications. For voice and data applications, our single chip cryptographic solutions include the MYK-82A (“Capstone”), Krypton, and MYK-85 Key Management Unit. For network server acceleration, we offer FastMAP and NSOC3 integrated circuits which provide the most advanced performance features for public-key cryptography and IPSec processing. And for space applications, SafeNet Mykotronx ASIC products include:
•	The MYK-42 Centurion VLSI, and MYK-41 DES VLSI microcircuits, for commercial applications.

•	In the Caribou category, the U-TXZ microcircuit.

•	In the Pegasus category, the KGV-227 VLSI microcircuit.

•	In the KI-23 category, the MYK-1 microcircuit.

•	In the KG-28/46 category, the MYK-11 VLSI microcircuit.

•	And in the KG-44 and KG-29/57 categories, the KG-44 LSI microcircuit.
          Cryptographic Cards: Addressing Type 2 Encryption/ Decryption, Secure Hash, and Key Exchange, the SafeNet Mykotronx FORTEZZAtm Crypto Card implements cryptographic security and authentication methods in a PCMCIA hardware token for Government and commercial applications. The Card provides portable security, together with on-board storage of user credentials, keys, and digital certificates. Fully FORTEZZAtmcompliant, the card incorporates the National Security Agency-certified CAPSTONE RISC-based cryptographic processor. It is the hardware crypto token chosen to secure the Defense Messaging System (DMS).
               A breakthrough in PCMCIA Technology and used by the Government to protect top secret information, the FORTEZZAtm Plus Cryptocard is the solution for both current and evolving INFOSEC applications. MISSI compatible and PC CARD 95, 16-bit data I/ O compliant, the FORTEZZAtm Plus Cryptocard is the cryptographic engine for the Secure Terminal Equipment (STE). The size of a credit card, FORTEZZAtm Plus takes advantage of such commercial network technologies as ISDN to deliver high quality secure digital voice/data services. In addition, the card incorporates the National Security Agency-certified Krypton 4C RISC-based cryptographic processor. On March 14, 2005 SafeNet announced that it was awarded a $7.7 million contract from the Department of Defense (DOD) to develop the Enhanced Crypto Card (ECC), the next-generation version of SafeNet’s FORTEZZA Plus Crypto Card.
          Network Security: The KIV-7M is among the first products available that are fully compliant with the U.S. Government’s Cryptographic Modernization Program administered by the National Security Agency. Through this Program, the U.S. Government has the ability to upgrade the security infrastructure of its communication architectures to meet present and future security needs. The KIV-7M has been in development during the last two years and meets the requirements of the NSA’s Link Encryptor Family Interoperability Specification (LEFIS), which mandates modes of operation to provide interoperability. The KIV-7M is a multichannel, multifunction encryptor and facilitates users to interoperate with a number of legacy devices in a single-unit reducing user operating costs and saving valuable space and weight aboard vehicles, ships and aircraft. It is fully reprogrammable permitting it to be reconfigured for new security features as they are developed, and it is network-capable by the addition of an optional HAIPE-compliant interface card.
          The SafeNet Mykotronx WLA-7HS Wireline Interface Adapter Module was developed specifically to interface communications equipment with field wire at data rates from 1.2 kbps to 2.048 Mbps at distances up to 4 kilometers. A user-friendly, menu-driven operator interface simplifies programming of all operational features. The standard EIA-530 ciphertext interface supports direct connection to the KIV-7HS and the entire KIV-7 family of products. It also facilitates connections with other communications equipment requiring connectivity to field wire.
          Embedded Solutions.
          We provide integrated security solutions for networking and communications OEMs. Our security platforms are deployed by the leading global telecommunications, enterprise/SOHO, wireless and semiconductor vendors for their next-generation networking and communications solutions.

Integrated Security Solutions
We provide security systems, including QuickSec VPN security software, SafeXcel security processors, and silicon-proven semiconductor IP that deliver protection while reducing cost and time to market for our customers.
QuickSec Security Software Toolkits

We offer a wide range of integrated security software that enables OEM vendors to build high-performance network security solutions while reducing total cost and time to market.

SafeXcel Security Processors

To maximize performance of network security appliances, we provide high-speed security processors for every design requirement.

SafeXcel Security PCI Cards

To maximize performance of network security appliances, we provides plug-in PCI cards with high-speed security processors for every design requirement. Deployed in industry leading network security appliances, SafeNet's field-proven SafeXcel security PCI cards provide an excellent and easy plug-in solution for a broad range of applications.

SafeXcel Semiconductor IP

Our SafeXcel IP security engines provide a reliable security solution for chip designers, delivering quick time-to-market while reducing design and engineering cost.

Wireless Security Solutions

We help wireless technology vendors build advanced security into processors, handsets, applications, and mobile networks by providing integrated security solutions that are designed to meet the unique needs of the wireless ecosystem.

Rights Management Solutions
Sentinel Rights Management Suite
      SafeNet’s Rights Management suite, featuring Sentinel anti-piracy and license management products, enable application developers and appliance manufacturers to defend against the revenue leakage and market erosion caused by piracy and licensing non-compliance and consists of the following products:
•	Sentinel Hardware Keys: are a software rights management solution that protects software vendors from unauthorized use or distribution of their products. The Keys are hardware tokens which, when attached to a computer or network, monitor and enforce the licensing of protected applications.

•	SentinelTM RMS: is a comprehensive system that reduces or eliminates many of the costs normally associated with license management through automation and integration with back-office systems.

•	Unified Software Protection: is a comprehensive solution for protecting software products throughout the entire product lifecycle. Unified Software Protection is comprised of a suite of products and services that work together to protect and manage the assets of software vendors. It consists of the following products and services:
•	SafeNet MediaSentry Services™ help software vendors monitor the continually evolving threat of software piracy and mitigate unauthorized distribution of their products.
•	Investigation: Monitors the Internet for pirated software and copyright infringements.

•	Interdiction: Combines a solid technology foundation with effective countermeasure techniques to minimize the availability of pirated software online.

•	Early Leak Detection: Monitors piracy forums to quickly identify first leak file uploads and downloads files for investigation and source identification.

•	Auction Services: Identify and initiate removal of infringing auctions on popular domestic and international sites.

•	Takedowns: Enforce copyrights using legal takedown notification to stop unauthorized online distribution.

•	Litigation Support: Help prosecute those who engage in illegal and unauthorized online distribution of property.
Technology
          Our portfolio of VPN security products is based on SecureIP TechnologyTM. SecureIP Technology is the intellectual property underlying the building blocks of security applications that enable entities to securely use the Internet and other shared networks. SecureIP Technology is implemented in our CGX Library, a library of more than 60 cryptographic commands, processes and interfaces that provides a flexible and secure application that is portable across many processors and operating systems. The CGX Library is embedded in our chips, accelerator cards, and software clients, forming a seamless suite of readily embeddable products for our OEM customers. In addition, we apply our security technologies at each layer of the enterprise; not only the embedded technologies, but also in the designs of the gateways and the systems resulting in integrated enterprise security systems with high level performance.
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
          We provide limited warranties on our hardware products for periods of ninety days up to two years upon delivery of the product. After warranty expiration, clients may purchase an extended warranty support contract. This contract extends warranty service for an additional one-year period, providing repair or replacement of defective products and telephone support. We also offer support on a time and materials basis.

Sales and Marketing
       Our marketing department is dedicated to marketing communications, developing sales tools and sales support programs, public relations, product launch support, events and partner programs. Our marketing efforts focus on building brand recognition and developing leads for our sales force.
       To achieve these objectives, our marketing program includes:
•	Direct marketing efforts through Web marketing programs and website, as well as email and direct-mail promotions;

•	Programs to ascertain the requirements of existing and prospective end-user and OEM customers;

•	Trade-shows and seminars to increase the visibility of our solutions and generate leads for our sales force;

•	European brand awareness through various exhibitions and the addition of new European sales offices;

•	Increased coverage of our technology and products in leading trade publications; and

•	Public relations efforts and joint marketing and co-branding arrangements with our partners.
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
      We believe strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional product functionality and maintaining the competitiveness of our products. Our current significant initiatives include:
•	Enhancing our rights management products that protect software and online content, and help vendors with their dynamic licensing needs and distributed upgrade models;

•	Expanding our products addressing infrastructure security including the enhancement of our encryptors that serve multiple protocols, and Borderless Security offerings including management platforms, remote access, and HSMs;

•	Expanding our OEM offerings that allow vendors to add increased capabilities in a more timely and efficient manner;

•	Further incorporating in our product lines high assurance security techniques derived from joint development initiatives with U.S. government agencies.

          We will continue to devote resources to the latest security technology and to meet the increasing demands of our customers and the market. Our internal research and development expenses were $31.2 million on a historical basis for the year ended December 31, 2005, $23.8 million for the year ended December 31, 2004 and $14.7 million for the year ended December 31, 2003.
Backlog
          Orders for our products are usually placed by customers on an as-needed basis and we typically ship products within five days to 10 weeks of receipt of a customer’s firm purchase order. Our backlog consists of all orders received, where the anticipated shipping date is typically within six months. Because of the possibility of customer changes in delivery schedules or cancellations of orders, our backlog as of any particular date may not be indicative of sales in any future period. We seldom maintain long-term contracts with our customers that require them to purchase our products. Our backlog as of December 31, 2005 was approximately $48.3 million, which we expect to realize in 2006.
Contract Manufacturing
          SafeNet designs and develops or participates in the design and development of all key components of our appliances, software and silicon chips, which are fabricated by contract manufacturers and chip foundries. Our silicon chips are primarily manufactured by Analog Devices, Samsung, Toshiba, LSI, Cypress Semiconductor and Philips Semiconductor. We outsource the manufacturing of our appliance and token products primarily to ISO 9001 / 2000 registered privately-held contract manufacturers. Where we have high volume operations, SafeNet employees reside at the contract manufacturer on a full time basis to assure our quality levels are maintained and we are allocated appropriate levels of capacity to meet our on time delivery targets. The outsourced operations include engineering prototypes, pre-production runs, full turnkey box-builds and product drop shipments. We also design, specify and monitor all the testing required to meet our internal and external quality control guidelines. Outsourcing allows us to reduce fixed overhead and personnel costs and provides greater flexibility to match product and market demands. In order to maintain control over costs, we have manufacturing service agreements with all key appliance and token contract manufacturers and have negotiated contract pricing with all chip foundries. However, the unavailability of the contract manufacturers and foundries we utilize could substantially decrease our control of the cost, quality and timeliness of the manufacturing process.
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
          Competitors for our Enterprise Security Division include:
     • Checkpoint Software Technologies Ltd., General Dynamics, L3 Communications, RSA Security, Sypris Solutions, Thales, Vasco Data Security International.
          Competitors for our Embedded Security Division include:
     • Aladdin Knowledge Systems, Cavium Networks, Discretix, HiFn, Intoto, Inc., and Macrovision Corporation.
Patents and Intellectual Property
          Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law, and nondisclosure agreements to protect our intellectual property. We own 87 United States and foreign patents and have additional pending foreign and domestic patent applications. Our patents and patent applications protect various aspects of our network security technology and have expiration dates ranging from 2006 to 2022.
          We seek to protect the source codes to our computer software programs, which are essential elements of our products, by means of copyright and trade secrets laws. The protection of our intellectual property and information we develop will be limited to such protection as we may be able to secure pursuant to trade secret or copyright laws or under any confidentiality agreements into which we may enter. We own federally registered trademarks for the SafeNet name as well as the names of certain of our products. However, we cannot make assurances as to the validity, enforceability or lack of infringement of these trademarks.
          At present, we have confidentiality agreements with our officers, directors and employees. There can be no assurance that the scope of any such protection we are able to secure will be adequate to protect our intellectual property or that we will have the financial resources to engage in litigation against parties who may infringe upon such intellectual property. In addition, we cannot be assured that others will not develop similar technology independent of us.
          We believe that our products do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.
Employees
          As of December 31, 2005, we had 1,043 employees, of whom 109 are engaged in production and quality control, 185 in administration and financial control, 469 in engineering, development, and client support, and 280 in sales and marketing. We employ 538 employees in the United States and 505 employees internationally.
ITEM 1A. RISK FACTORS
       Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of Item 1 of this Annual Report on Form 10-K.

Risks Related to Our Business
We have a history of losses and if we fail to execute our growth strategy, our business could be materially and adversely affected.
          We historically have experienced substantial net losses, as reported in accordance with generally accepted accounting principles in the United States (GAAP), of $6.1 million in 2003 and net income of $2.2 million, and $3.0 million in 2004 and 2005, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $21.1 million. We intend to maintain or increase our expenditures in all areas in order to execute our business plan. As a result, we may continue to incur substantial net losses in the future. The likelihood of our success must be considered in light of the problems, expenses and delays frequently encountered in connection with new technologies, the design and manufacture of information technology security solutions, and the competitive environment in which we operate. You should not consider our historical results and recent growth as being indicative of future revenue levels or operating results. We can neither give assurance that we will operate profitably in the future nor that profitability will be sustained if it is achieved.
The loss of significant customers could have a material adverse effect on our business and results of operations.
          We were dependent on five customers that represented 38% of our consolidated revenue for the year ended December 31, 2005. We have one enterprise customer, a major U.S. Federal Agency, that accounted for 26% of our consolidated revenue for 2005. If our sales to our significant customers decline, our business, financial condition and results of operations could suffer. Any loss of governmental customers could have a material adverse effect on our business and prospects. In addition, we regularly license some of our products to customers who compete with us in other product categories. This potential conflict may deter existing and potential future customers from purchasing or licensing some of our products.
We may not be able to successfully execute our growth strategy through acquisitions
          One of our key strategies is to grow our business by selectively pursuing acquisitions. There has been substantial consolidation in the information security industry, and we expect this consolidation to continue in the foreseeable future. As a result of this consolidation, we expect to increasingly compete against larger competitors with broader product offerings and greater resources, including software vendors, network providers and manufacturers of networking and computer equipment and communications devices. In order to remain competitive, we have acquired and intend to continue acquiring businesses that complement or expand our existing business, including acquisitions that could be material in size and scope. Although we believe we have been successful with this strategy in the past, we may not be able to successfully grow our business in the future through acquisitions for a number of reasons including:
•	our failure to identify suitable acquisition targets or, once identified, our failure to consummate the acquisition;

•	increased competition for targets resulting in increased acquisition costs;

•	a reduced number of acquisition targets due to consolidation in our industry;

•	the unavailability of acquisition financing on acceptable terms or at all; and

•	competition laws and regulations that may prevent us from making certain acquisitions.
  Our failure to successfully execute our growth strategy through acquisitions could have a material adverse effect on our business and future prospects.

Growing our business through acquisitions involves the risk that we may not successfully integrate the business or assets acquired or that we may not achieve the expected benefits from the acquisition.
     There are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate and realize the expected benefits of an acquisition. With any past or future acquisition, there is the possibility that:
•	we may experience difficulties integrating the technologies and products of the acquired businesses, which can be particularly challenging when dealing with complex security technologies;

•	synergies, economies of scale and cost reductions may not occur as expected;

•	expected revenues may not be sufficient to offset increased expenses associated with the acquisition;

•	management may be distracted from overseeing existing operations by the need to integrate acquired businesses;

•	we may acquire or assume unexpected liabilities;

•	unforeseen difficulties may arise in integrating operations, including accounting, financial, managerial, back-office and other information systems;

•	we may fail to retain key employees of the acquired business;

•	we may experience problems in retaining customers and integrating customer bases; and

•	problems may arise in entering and competing in new markets in which we may have little or no experience and where competitors in such markets have stronger market positions.
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
     We have experienced significant fluctuations in our quarterly operating results during the last five years and anticipate continued substantial fluctuations in our future operating results. A number of factors have contributed to these quarterly fluctuations including, but not limited to:
•	introduction and market acceptance of new products and product enhancements by us or our competitors;

•	budgeting cycles of customers, including the U.S. government;

•	timing and execution of individual contracts;

•	changes in the percentage of revenues attributable to OEM license fees and royalties;

•	length of time required by OEMs to embed our products into their products that will generate future royalties;

•	competitive conditions in the highly competitive and increasingly consolidated information security industry;

•	changes in general economic conditions; and

•	shortfall of revenues in relation to expectations that formed the basis for the calculation of fixed expenses.
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
     We do not believe Mykotronx’s status as a small business has had a material effect on SafeNet’s business. However, the loss of small business status may result in the company incurring additional charges and costs related to disclosure, accounting and reporting requirements applicable to a government contractor (either as a prime or subcontractor) not qualified as a small business. In addition, Mykotronx would no longer be eligible for small business set asides, which could make it more difficult for Mykotronx to pursue certain contract opportunities.
Our industry is highly competitive and becoming increasingly consolidated, which may result in our losing customers and declining revenue.
     Our industry is relatively new, highly competitive and subject to rapid technological changes. Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position in the increasingly consolidated information security industry. We currently compete with companies that have substantially greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. For example, current competitors of our Enterprise Security Division include General Dynamics, L-3 Communications, Juniper Networks, Check Point Software, Cisco Systems and Nortel Networks. Current competitors of our Embedded Security Division include Broadcom, HiFn, Cavium and Certicom.
     The competitive risk will increase to the extent that competitors begin to include software vendors, network providers, and manufacturers of networking and computer equipment and communications devices who may be in a better position than us to develop information security products in anticipation of developments in their products and networks. Competitive factors in the information security industry include:
•	standards compliance;

•	product quality and reliability;

•	technical features;

•	network compatibility;

•	product ease of use;

•	client service and support;

•	distribution; and

•	price.
     Our failure to successfully compete in any of these areas could have a material adverse effect on our results of operations and financial condition.

We may not be able to protect our proprietary technologies.
          Our success and ability to compete is dependent, in part, upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright and trademark law and nondisclosure agreements to protect our intellectual property. We own 76 United States and foreign patents and have additional pending foreign and domestic patent applications. Our patents and patent applications protect various aspects of our network security technology and have expiration dates ranging from 2006 to 2022. Although we hold several patents and have several pending patent applications that cover aspects of our technology, these patents and patent applications do not protect some of our security products and services. In addition, we may not receive patents for our current and future patent applications.
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
Due to the nature of the information security industry and our products, our products and technologies could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful, could cause us to pay substantial damages and prohibit us from selling our products.
          The information security products we sell are complex by nature and incorporate a variety of technologies and methods. The use of these technologies and methods increases the risk that third parties may challenge the patents issued or licensed to us and the risk that a third party may claim our products infringe that third party’s intellectual property rights. We may not be able to successfully challenge these infringement claims or defend the validity of our patents and could have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s upon patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, or if we challenge the validity of issued patents, lawsuits take significant time, may be expensive and may divert management attention from other business concerns.
We may not be able to maintain effective product distribution channels, which could result in decreased revenue.
          We rely on both our direct sales force and an indirect channel distribution strategy for the sale and marketing of our products. Our sales and marketing organization may be unable to successfully compete against more extensive and well-funded sales and marketing operations of certain of our competitors. Additionally, we may be unable to attract integrators and resellers that can market our products effectively and provide timely and cost-effective customer support and service. Further, our distributors, integrators and resellers may carry competing lines of products. The loss of important sales personnel, distributors, integrators or resellers could adversely affect us.

Delays in product development could adversely affect market acceptance of our products.
          We may experience schedule overruns in product development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware or technologies. Further, when developing new security products, our development schedules may be altered as a result of the discovery of software bugs, performance problems or changes to the product specification in response to customer requirements, technology developments or self-initiated changes. All of these factors can cause a product to enter the market behind schedule, which may adversely affect market acceptance of the product or place it at a disadvantage to a competitor’s product that has already gained market share or market acceptance during the delay.
We may be subject to product liability or other claims that could adversely affect our reputation with existing and potential customers and expose us to significant liability.
          The sale and installation of our systems and products entails a risk of product failure, product liability or other claims. An actual or perceived breach of network or data security, regardless of whether such breach is attributable to our products or services, could adversely affect our reputation and financial condition or results of operations. The complex nature of our products and services can make the detection of errors or failures difficult during the development process. If errors or failures are subsequently discovered, this may result in delays and lost revenues during the correction process. In addition, a malfunction or the inadequate design of our products could result in product liability claims.
          We attempt to reduce the risk of such losses by including warranty disclaimers and liability limitation clauses in our contracts with customers. However, we may not have obtained adequate contractual protection against liability in all instances.
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
          We rely upon a single or a limited number of sources for the manufacture and supply of our products. Our silicon chips are primarily manufactured by Analog Devices, Samsung, Toshiba, LSI, Cypress Semiconductor and Philips Semiconductor. We outsource the manufacturing of our appliance and token products primarily to ISO 9001/2000 registered, privately-held contract manufacturers. Because we depend on third party manufacturers and suppliers, we do not directly control product delivery schedules or product quality. In addition, we cannot assure you that we will be able to maintain satisfactory contractual relations with our manufacturers and suppliers. A significant delay in delivering products to our customers, whether from unforeseen events such as natural disasters or otherwise, could have a material adverse effect on our results of operations and financial condition. If we lose any of our manufacturers or suppliers, we expect that it would take from three to six months for a new manufacturer or supplier to begin full-scale production of one of our products. The delay and expense associated with qualifying a new manufacturer or supplier and commencing production could result in a material loss of revenue and reduced operating margins and harm our relationships with customers. While we have not experienced any significant supply problems or problems with the quality of the manufacturing process of our suppliers and there have been no materially late deliveries of components or parts, it is possible that in the future we may encounter problems in the manufacturing process or shortages in parts, components, or other elements vital to the manufacture, production and sale of our products.
We rely on key technical and management employees and if such employees become unavailable, our business could be adversely affected.
          The information security industry is highly specialized and the competition for qualified employees is intense. We expect this to remain so for the foreseeable future. We believe our success depends upon a number of key employees, such as our Chairman and Chief Executive Officer, our President and Chief Operating Officer and key technical personnel, and upon our ability to retain and hire additional key personnel. Several members of our management team have joined us in the last 18 months. It may be difficult for us to integrate these new employees into our existing management team. Further additions of new employees and departures of existing employees, particularly in key positions, can be disruptive and can result in further departures of our personnel. The loss of the services of key personnel or the inability to attract additional qualified personnel could materially and adversely affect our results of operations and product development efforts. We may be unable to achieve our revenue and operating performance objectives unless we can attract and retain technically qualified and highly skilled engineers, sales, technical, marketing, and management personnel.
          In 2001, we entered into a five-year employment agreement with Anthony A. Caputo, our Chairman and Chief Executive Officer. In 2004, the employment agreement was amended to extend the original term from five to seven years. Also, in 2004 we entered into five-year employment agreements with our President and Chief Operating Officer, Carole D. Argo, and our Senior Vice President and Chief Financial Officer, Kenneth Mueller, and in 2005, we entered into a three-year employment agreement with our Senior Vice President and General Manager of our Enterprise Security Division, Chris Fedde. However, we have not historically entered into employment agreements with our other employees. This may adversely impact our ability to attract and retain the necessary technical, management and other key personnel to successfully run our business.
Management has identified a material weakness in our internal control over financial reporting that will require significant resources to remediate and could adversely affect our ability to report our financial results accurately.
     In connection with the evaluation of our internal controls over finanical reporting as of December 31, 2005, management identified a material weakness in internal control over financial reporting and concluded that they were not effective as of that date. The material weakness pertains to insufficient staffing and technical expertise in our accounting and financial reporting functions. The inadequate level of staffing and technical expertise results in certain accounting processes and controls around the financial statement close and financial reporting processes, the processes for accounting for non-routine tranactions and judgmental reserves, as well as certain controls over transactions processing, not being performed correctly, or on a timely basis. The lack of sufficient staffing and technical expertise has reduced the effectiveness of the existing accounting and financial reporting function, thereby increasing the risk of a financial statement misstatement. As a result, we were required to restate our financial statements for the three and six month periods ended June 30, 2005 and the three and nine month periods ended September 30, 2005.
     We have taken steps to address this material weakness, including hiring two new accountants with relevant accounting experience and creating and filling the position of Director of Recognition of Revenue. In addition, we are seeking to fill positions in a newly created corporate controller group to review the consolidation of the worldwide operations and to provide a review function for financial information reported from our regional operation centers. We intend to hire approximately four accountants during 2006 with relevant accounting experience for this group, including a seasoned leader to manage this group. However, we cannot provide assurance that we will be able to hire qualified persons for these new positions or that the new positions we have established and the persons we hire to fill those positions will be sufficient to remediate the material weakness management has identified.
     The remediation of this material weakness will require us to expend significant resources and management time, which could adversely affect our results of operations. Also, if we are unable to successfully remediate this material weakness, we may not be able to report our financial results accurately, which may cause investors to lose confidence in our reported financial information and have an adverse effect on the trading price of our common stock.
Our future success will depend upon our ability to anticipate and keep pace with technological changes and introduce new products and services in a timely manner.
          Our industry is characterized by rapid changes, including evolving industry standards, frequent introduction of new products and services, continuing advances in technology and changes in customer requirements and preferences. We expect technological developments to continue at a rapid pace in our industry. Accordingly, we cannot assure you that technological changes implemented by competitors, developers of operating or networking systems or persons seeking to breach network security will not cause our technology to be rendered obsolete or non-competitive. Technology changes, software bugs, performance problems or customer requirements may also cause the development cycle for our new products to be significantly longer than our historical product development cycle, resulting in higher development costs or a loss in market share.
          Failure to develop and introduce new products and services and improve current products and services in a timely fashion could adversely affect us. Because of the complexity of our products and services or shortages of development personnel, we have from time to time experienced delays in introducing new and enhanced products and services. These products may require additional development work, enhancement and testing to achieve commercial success. If these or other new or recently introduced products have performance, reliability, quality or other shortcomings, such products could fail to achieve adequate market acceptance. The failure of our new or existing products to achieve or maintain market acceptance, whether for these or other reasons, could cause us to experience reduced orders, which in each case could have a material adverse effect on our business, financial condition and results of operations.
Prolonged economic weakness in the Internet infrastructure, network security and related markets may decrease our revenues and margins.
          The market for our products and services depends on economic conditions affecting the broader Internet infrastructure, network security and related markets. Prolonged weakness in these markets has caused in the past and may cause in the future enterprises and carriers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This, in turn, may lead to longer sales cycles, delays in purchase decisions, payment and collection, and may also result in price pressures, causing us to realize lower revenues and operating margins. In addition, general economic uncertainty caused by potential hostilities involving the United States, terrorist activities and the general decline in capital spending in the information technology sector make it difficult to predict changes in the information security requirements of our customers and the markets we serve. In light of these events, some businesses may curtail or eliminate capital spending on information technology. These factors may cause our revenues and operating margins to decline.
If our products and services do not interoperate with our end-users’ networks, installations could be delayed or cancelled, which could significantly reduce our revenues.
          Our products are designed to interface with our end-users’ existing networks, each of which has different specifications and utilizes multiple protocol standards. Many of our end-users’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products and services must interoperate with all of the products and services within these networks as well as with future products and services that might be added to these networks to meet our end-users’ requirements. If we find errors in the existing software used in our end-users’ networks, we may elect to modify our software to fix or overcome these errors so that our products will interface with their existing software and hardware. If our products do not interface with those within our end-users’ networks, customer installations could be delayed or orders for our products could be cancelled, which could significantly reduce our revenues.
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
          International sales accounted for approximately 29% of our consolidated revenue for the year ended December 31, 2005. International sales are subject to risks related to imposition of governmental controls, export license requirements, restrictions on the export of critical technology, general economic conditions, fluctuations in currency values, translation of foreign currencies into U.S. dollars, foreign currency exchange controls, tariffs, quotas, trade barriers and other restrictions, compliance with applicable foreign laws and other economic and political uncertainties.
     Some of our information security products contain encryption algorithms that are subject to the export restrictions administered by the Bureau of Industry and Security, U.S. Department of Commerce. These restrictions permit the export of encryption products based on country, algorithm and class of end- user. They prohibit the export of encryption products to some countries and to business entities that are not included in a range of end-users. These restrictions may provide a competitive advantage to foreign competitors facing less stringent controls on their products and services. In addition, the list of countries, products and users for which export approval is required, and regulatory policies with respect thereto, could become more restrictive, and laws limiting the domestic use of encryption could be enacted. Our foreign distributors may also be required to secure licenses or formal permission before encryption products can be imported. Compliance with export restrictions has resulted in delays in shipping our products to certain end users in the past and may result in such delays in the future.
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
Because a significant portion of our net assets is represented by goodwill that is subject to mandatory annual impairment evaluations, we could be required to write-off some or all of this goodwill, which may adversely affect our financial condition and results of operations.
          We account for all acquisitions using the purchase method of accounting. Under purchase method accounting, a portion of the purchase price for a business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation. Any excess purchase price, which is very likely to constitute a significant portion of the purchase price, will be allocated to goodwill. In accordance with the Financial Accounting Standards Board’s Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. At December 31, 2005 our reported goodwill of $339.8 million represented 58% of our reported net assets. When we perform future impairment tests, it is possible that the carrying value of this goodwill could exceed its implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

The conversion of our 2.50% convertible subordinated notes could adversely affect our available cash.
          Under the terms of our 2.50% convertible subordinated notes that we issued in December 2005, upon conversion of the notes, we are required to pay the principal amount in cash, provided that we are not in default under any senior debt outstanding at such time. Assuming we have enough cash to pay the principal amount of the notes upon conversion, such payment may adversely affect our available cash, which could adversely affect our ability to conduct our operations, service any other debt or borrow money. The conversion price of the notes is $41.30 and the holders’ conversion rights are triggered when the closing price of our common stock over certain periods of time is more than $49.56.
RISKS RELATED TO OUR COMMON STOCK
Anti-takeover provisions in our charter documents and under Delaware law and certain provisions of our 2.50% convertible subordinated notes could discourage an acquisition of us by a third party.
          Our restated certificate of incorporation provides for the issuance of “blank check” preferred stock, which may have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. In addition, our bylaws provide that our stockholders may call a special meeting of stockholders only upon a written request of stockholders owning a majority of our capital stock. In addition, certain provisions under Delaware law restrict business combinations between a corporation and an owner of 15% or more of the outstanding voting stock of the corporation for a three-year period. These provisions of our restated certificate of incorporation and bylaws and Delaware law could discourage, delay or prevent a third party from acquiring or merging with us, even if such action was beneficial to our stockholders and, in turn, the holders of the notes.
          Certain provisions of our 2.50% convertible subordinated notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a change of control of us, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to issue additional shares upon conversion or provide for conversion into the acquirer’s capital stock in the event of certain transactions constituting a change of control.
The price of our common stock may be volatile.
     In the past, the price of our common stock has experienced volatility due to a number of factors, some of which are beyond our control. The price of our common stock may continue to experience volatility in the future from time to time. Among the factors that could affect our stock price are:
•	our operating and financial performance and prospects;

•	quarterly variations in key financial performance measurer, such as earnings per share, net income and revenue;

•	changes in revenue or earnings estimates or publication of research reports by financial analysts;

•	announcements of technological innovations or new products by us or our competitors;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	sales of our common stock or other actions by investors with significant shareholdings;

•	general market conditions for security and other technology companies; and

•	domestic and international economic, legal, political and regulatory factors unrelated to our performance.
     The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.
ITEM 2. PROPERTIES
     We lease approximately 62,800 square feet in Belcamp, Maryland, for our corporate and administrative facilities. This space is used for our executive headquarters, Enterprise research and development and the SafeNet Trusted Services facility. The lease, which expires in December 2013, has an initial annual lease commitment of approximately $1.3 million with annual increases.
     We assumed Rainbow’s lease of approximately 57,400 square feet in Ottawa, Canada. This space was previously used for product development and product management. The lease, which expires in December 2010 requires annual rent of approximately $1.4 million. There is a sublease for the entire space, which expires in December 2010, and provides annual rental income of approximately $0.7 million.
     We assumed Mykotronx’s lease of approximately 49,159 square feet in Torrance, California. This space is used for corporate headquarters, sales, product development and finance. The lease, which expires in April 2008, requires annual rent of approximately $0.7 million.
     We assumed Cylink’s lease of approximately 46,700 square feet in Santa Clara, California. This space is subleased. The lease, which expires in August 2009, requires annual rent payments of approximately $1.4 million with annual increases. The sublease of the entire area, which expires in August 2009, provides annual rent of approximately $0.5 million.
     We lease approximately 156,100 square feet at 9 additional locations globally which support product development, product management, sales and support, customer support, and finance business functions. The leases for these locations expire in years 2006 through 2011. The aggregate annual lease commitments for these locations is approximately $3.2 million.
ITEM 3. LEGAL PROCEEDINGS
          We are not involved in any material legal proceedings, other than ordinary routine litigation incidental to our business and other nonmaterial proceedings.
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

	High	Low

2005
Fourth Quarter	$37.20	$31.57
Third Quarter	38.15	29.70
Second Quarter	34.68	25.55
First Quarter	36.63	28.87

2004
Fourth Quarter	$37.68	$26.46
Third Quarter	30.23	22.19
Second Quarter	38.90	20.61
First Quarter	41.80	30.66
On March 13, 2006, the last reported per share sale price of SafeNet’s Common Stock on the NASDAQ National Market was $24.19. As of that date, there were approximately 291 holders of record of the Common Stock. We have not paid dividends on our Common Stock and intend for the near future to retain earnings, if any, to finance the expansion and development of our business.
Issuer Purchases of Equity Securities
     In December 2005, we utilized $50.0 million of the net proceeds from the issuance of $250 million of convertible subordinated notes to purchase shares of our common stock in private transactions. Information regarding this purchase of our common stock is provided in the following table:

			(c) Total number	(d) Maximum
			of shares	number of shares
			purchased as part	that may yet be
	(a) Total number		of publicly	purchased under
	of shares	(b) Average price	announced plans	the plans or
Period	purchased	paid per share	or programs	programs
December 7, 2005	1,513,000	$33.04	—	—

ITEM 6 – SELECTED FINANCIAL DATA
          The selected financial data set forth below as of and for each of the five years ended December 31, 2005 is derived from our audited financial statements. The selected financial data is qualified by and should be read in conjunction with the consolidated financial statements, included in Item 8 of this Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

	December 31,
	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001
	(Dollars in thousands, except per share data)
Revenues	$263,061	$201,600	$66,194	$32,235	$16,462
Cost of revenues	136,005	99,753	16,837	8,963	4,525

Gross profit	127,056	101,847	49,357	23,272	11,937

Research and development expenses	31,191	23,771	14,664	8,504	6,118
Sales and marketing expenses	49,782	28,974	14,929	7,341	5,061
General and administrative expenses	21,028	16,216	6,716	3,852	2,203
Write-off of in-process research and development	1,196	—	9,681	3,375	—
Costs of integration of acquired companies	7,422	15,908	3,934	256	—
Amortization of acquired intangible assets	9,175	8,676	4,710	1,488	—
Amorization of unearned compensation	4,725	5,925	—	—	—
Restructuring charges	2,391	1,300	—	—	—

Total operating expenses	126,910	100,770	54,634	24,816	13,382

Operating income (loss)	146	1,077	(5,277)	(1,544)	(1,445)
Investment income and other expenses, net	5,861	2,687	807	669	1,336

Income (loss) from continuing operations before income taxes	6,007	3,764	(4,470)	(875)	(109)
Income tax expense (benefit)	2,979	1,581	1,618	(90)	—

Income (loss) from continuing operations	$3,028	$2,183	$(6,088)	$(785)	$(109)

Income (loss) from continuing operations per common share:
Basic	$0.12	$0.10	$(0.54)	$(0.10)	$(0.01)

Diluted	$0.12	$0.10	$(0.54)	$(0.10)	$(0.01)

Shares used in computation:
Basic	24,751	21,816	11,350	7,730	7,057

Diluted	25,659	22,637	11,350	7,730	7,057

Balance Sheet Data:
Working capital	$380,709	$202,509	$111,630	$31,987	$32,385
Intangible assets	475,989	446,852	67,988	13,900	727
Total assets	954,152	723,978	208,156	55,319	39,877
Long-term debt	250,000	—	—	—	—
Stockholders’ equity	583,131	612,586	178,997	48,378	35,459

(1)	During 2005, 2004, 2003 and 2002, the Company completed significant acquisitions as discussed further in Note 3 to the consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS
          The following is a summary of the quarterly results of operations for the years ended December 3l, 2005 and 2004.
(Unaudited – Amounts in thousands, except per share data)

	2005 Quarter Ended
	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
	March 31	March 31	June 30	June 30	September 30 *	September 30	December 31
Revenues (2)	$59,812	$59,712	$63,498	$63,142	$62,899	$62,945	$77,262
Cost of revenues	28,560	28,462	32,998	32,907	34,489	34,539	40,097

Gross profit	31,252	31,250	30,500	30,235	28,410	28,406	37,165

Operating income (loss) (1)	1,428	1,327	(5,898)	(6,898)	(1,179)	(1,133)	6,850

Net income (loss)	$1,238	$1,173	$(3,811)	$(4,895)	$178	$235	$6,515

Earnings (loss) per share, basic:

Net (loss) income per share	$0.05	$0.05	$(0.15)	$(0.20)	$0.01	$0.01	$0.26

Income (loss) per share, diluted:

Net (loss) income	$0.05	$0.05	$(0.15)	$(0.20)	$0.01	$0.01	$0.25

Shares used in calculation:
Basic	24,486	24,486	24,652	24,652	25,009	25,009	24,846
Diluted	25,439	25,439	24,652	24,652	25,935	25,935	25,759

*	As reported in Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed on February 27, 2006.
During the fourth quarter of fiscal year 2005 and subsequent to December 31, 2005, the Company identified certain adjustments to its financial statements that impacted the results of operations that were previously reported in its quarterly reports on Form 10-Q. The Company previously reflected certain adjustments to its previously issued financial statements for the three and nine month periods ended September 30, 2005 in its Form 10-Q/A and has reflected the remaining subsequently detected adjustments in the table above. The results of operations for the previously reported quarters have been adjusted and are reflected in the “as adjusted” amounts above. A summary of the significant adjustments are as follows:
(1)	Includes an adjustment to correct the accounting for the exit of a leased facility in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under Statement 146, net costs related to operating leases are accrued when the lease no longer benefits operations or at the cease-use date. There was an error in the Company’s calculation of sublease income related to the facility, which resulted in a $642 increase in restructuring expense for the three and six month periods ended June 30, 2005 and the nine months ended September 30, 2005.

(2)	Includes an adjustment to correct an error made in the Company’s calculation of the percent of completion for a contract accounted for under SOP 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The adjustment resulted in a decrease in revenue of $356 for the three and six month periods ended June 30, 2005. This correction also resulted in adjustments to the three-month periods ended March 31, 2005 and September 30, 2005, of $100 and $47, respectively. There was no significant impact on the revenue recognized for the year ended December 31, 2005.

Other adjustments, all deminimus in amount, were also made.

	2004 Quarter Ended
	(Unaudited - Amounts in thousands, except per share data)
	March 31	June 30	September 30	December 31
Revenues	$24,016	$54,345	$59,450	$63,789
Cost of revenues	9,022	28,760	30,430	31,541

Gross profit	14,994	25,585	29,020	32,248

Operating income (loss)	(855)	(485)	1,642	775

Income (loss) from continuing operations	(456)	408	996	1,235

Net income (loss)	$(456)	$408	$996	$1,235

Earnings (loss) per share, basic:

Income (loss) from continuing operations	$(0.03)	$0.02	$0.04	$0.05

Net (loss) income per share	$(0.03)	$0.02	$0.04	$0.05

Income (loss) per share, diluted:

Income (loss) from continuing operations	$(0.03)	$0.02	$0.04	$0.05

Net (loss) income	$(0.03)	$0.02	$0.04	$0.05

Shares used in calculation:
Basic	15,183	23,801	23,976	24,252
Diluted	15,183	25,653	24,558	25,277
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
          This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and other factors include, among others, the risks described in Item 1A — Business. As a general matter, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other comparable terminology.
Overview
          We develop, market, sell and support a portfolio of hardware and software information security products and services. Our products and services are used to create secure WANs and VPNs to prevent security breaches that could result in unauthorized access to confidential data, invasion of privacy and financial loss.
          We have two reportable business segments. Through our Enterprise Security Division, we sell high-performance security solutions to address the needs of our government, financial institution and other security-sensitive commercial customers. We also provide, through our Embedded Security Division, a broad range of network security products, including silicon chips, accelerator cards, licensed intellectual property and software products, to OEMs that embed them in their own network infrastructure and wireless products. The divisions are strategic business units that offer different products. These divisions are managed separately as they offer different products and employ different marketing strategies.

different marketing strategies (See Note 15 to the accompanying notes to our consolidated financial statements included in Item 8 of this Form 10-K).
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
          In February 2003, we also acquired the assets of Raqia Networks, Inc., a development stage company that was developing content inspection technology. This transaction consisted primarily of technology-related intangible assets. The operations of Raqia have been integrated into the Embedded Security Division.
          In November 2003, we acquired substantially all of the assets and properties used in connection with the toolkit, IPVia VPN and VPN client businesses of SSH Communications Security Corp. SSH is a world-leading supplier of managed security middleware. The operations of SSH Communications Security Corp have been integrated into the Embedded Security Division.
          In March 2004, we completed the acquisition of Rainbow Technologies, Inc. Rainbow provided information security solutions for mission-critical data and applications used in business, organization, and government computing environments. This merger with Rainbow has had and will continue to have a significant impact on our operations going forward. The operations of Rainbow have been integrated into the Company and are included in both the Enterprise and Embedded Security Divisions.
          In October 2004, we acquired Datakey Inc., which expanded our customer base and product offerings to include token-based solutions that simplify enterprise-wide access and identity management. Operations of Datakey are included in our Enterprise Security Division.
          On April 4, 2005, we completed the acquisition of DMDsecure.com, B.V. in a cash transaction. DMDsecure was a leader in carrier grade server DRM software for solution providers and software vendors as well as broadcasters, broadband and mobile operators and service providers. DMDsecure broadened our Rights Management business by providing technology that protects the electronic delivery of wide ranging content. The results of operations of DMDsecure have been included in our consolidated results of operation beginning on April 4, 2005. The operations of DMDsecure are in the process of being integrated into the Embedded Security Division.
          Effective June 1, 2005, we acquired all of the issued and outstanding shares and vested stock options of MediaSentry, Inc. The results of operations of MediaSentry have been included in our consolidated results of operations beginning June 1, 2005. MediaSentry is a global provider of anti-piracy and business management services for the recording and motion picture industries. MediaSentry’s anti-piracy solutions help clients detect and deter unauthorized distribution of copyrighted content and prosecute those who engage in piracy. The operations of MediaSentry are in the process of being integrated into the Embedded Security Division.

          On December 1, 2005, we completed the acquisition of Eracom Technologies AG, a leading IT security manufacturer and pioneer of Hardware Security Modules (HSM). Eracom augmented our Borderless security offering with the addition of its Hardware Security Modules (HSM) designed for the Electronic Funds Transfer (EFT), credit card and ATM segments of the financial services market, and its POI products that encrypt data on PCs, laptops, servers, and portable media. The results of operations of Eracom Technologies AG have been included in our consolidated results of operations beginning December 1, 2005.
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
Recent Development
     On February 8, 2006, we announced that we had reached an agreement with the board of directors of nCipher plc, a company incorporated under the laws of England and Wales (“nCipher”), on the terms of a recommended cash offer for the entire issued (and issuable upon exercise of options granted) ordinary share capital of nCipher, for 300 pence in cash for each nCipher share (the “Offer” and the “Offer Price”, respectively). Based on the Offer Price, the number of nCipher outstanding shares and the number of nCipher shares issuable upon exercise of options granted, the total consideration to be paid by us would be approximately £86.1 million (approximately US$150 million). nCipher provides HSM technology, disk encryption technology and other products for identity protection and management.
     The directors of nCipher have unanimously recommended that nCipher shareholders accept the Offer. In addition, we have received (1) irrevocable undertakings to accept the Offer from all of the directors of nCipher with respect to nCipher shares representing approximately 9.3% of nCipher’s outstanding ordinary share capital; (2) irrevocable undertakings to accept the Offer from certain institutional shareholders with respect to nCipher shares representing approximately 29.9% of nCipher’s outstanding ordinary share capital, which undertakings will become non-binding if the Offer lapses or is withdrawn or if an offer for nCipher shares is made by a third party at certain prices per nCipher share; and (3) non-binding letters in support of the Offer from certain other institutional shareholders with respect to nCipher shares representing approximately 12.6% of nCipher’s outstanding ordinary share capital. Also, nCipher has agreed to pay a fee to SafeNet of £860,578 (approximately US$1.5 million) if the Offer is not consummated due to certain events.
     The Offer is subject to certain conditions, including the valid acceptances of not less than 90% (or such lesser percentage as we may decide) of the nCipher shares to which the Offer relates. Upon the Offer becoming, or being declared, unconditional in all respects and sufficient acceptances being received, we intend to exercise our rights in accordance with the laws of the United Kingdom to acquire the remaining nCipher shares not tendered in the Offer. We expect the acquisition to close in the second quarter of 2006.

RESULTS OF OPERATIONS OF SAFENET
          The following table sets forth certain of our Consolidated Statement of Operations data as a percentage of revenues for the years ended December 31.

	2005	2004	2003
Revenues	100%	100%	100%
Cost of revenues	52%	49%	25%

Gross profit	48%	51%	75%

Research and development expenses	12%	12%	22%
Sales and marketing expenses	19%	14%	23%
General and administrative expenses	8%	8%	10%
Costs of integration of acquired companies	3%	8%	6%
Write-off of in-process research and development	0%	0%	15%
Restructuring charge	1%	1%	0%
Amortization of intangibles	3%	4%	7%
Amortization of deferred compensation	2%	3%	0%

Total operating expenses	48%	50%	83%

Operating income (loss)	0%	1%	(8%)
Investment income and other expenses, net	2%	1%	1%

Income (loss) before income taxes	2%	2%	(7%)
Income tax expense	1%	1%	2%

Net income (loss)	1%	1%	(9%)

Year ended December 31, 2005 Compared to Year ended December 31, 2004
Revenues and Gross Margins

			Variance
	2005	2004	$	%

	(Dollars in thousands)
Revenues by type
License and royalties	$17,544	$9,677	$7,867	81%
Products	217,078	172,145	44,933	26%
Service and maintenance	28,439	19,778	8,661	44%

Total	$263,061	$201,600	$61,461	30%

Revenues by segment
Embedded Security Division	$75,103	$56,009	$19,094	34%
Enterprise Security Division	187,958	145,591	42,367	29%

Total	$263,061	$201,600	$61,461	30%

Revenue mix by type
License and royalties	7%	5%
Products	82%	85%
Service and maintenance	11%	10%

Total	100%	100%

Revenue mix by segment
Embedded Security Division	29%	28%
Enterprise Security Division	71%	72%

Total	100%	100%

Gross margins by type
License and royalties	99%	97%		2%
Products (1)	41%	45%		-4%
Service and maintenance	73%	79%		-6%

Total	48%	51%		-3%

Gross margins by segment
Embedded Security Division	68%	64%		4%
Enterprise Security Division	40%	46%		-6%

Total	48%	51%		-3%

(1)	Includes amortization of acquired intangibles ($14,188 in 2005 and $11,104 in 2004) and amortization of unearned compensation ($390 in 2005, $516 in 2004).
           Revenues increased by $61.5 million overall primarily due to $44.9 million increase in product offerings and the inclusion of the full year results of operations for the acquired Rainbow and Datakey businesses. The $8.7 million increase in service and maintenance revenue is primarily the result of the acquisition of MediaSentry and an increased level of service and maintenance contracts for new sales and renewals of existing service and maintenance contracts. License and royalties increased $7.9 million primarily as a result of increased sales of our licensed toolkit offerings.

          The revenue increase by segment for the year ended December 31, 2005 over the year ended December 31, 2004 is attributable to several factors. The Embedded Security Division added $19.1 million of revenue from increased product offerings from both internal development efforts and those acquired in business combinations during 2005 that were not available in 2004. Revenues earned by the Enterprise Security Division increased $42.4 million, due primarily to increases in our TYPE 1 and Borderless product offerings. Inclusion of a full year of results of operations for businesses acquired in 2004 also contributed to the increase.
          The revenue mix by type has not changed significantly between 2004 and 2005. Our integrated product and service offerings will continue to offer growth in all three revenue types, but we expect to remain a product-based company. These products include hardware, appliances, and product development. The revenue mix by segment should continue to be materially consistent with the most recent year, with the Embedded Security Division representing 28% to 30% of total revenues and the Enterprise Security Division representing the remainder.
          Gross margins for each type of revenue fluctuated for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The decrease in product margin was due to the TYPE 1 products, which carry margins in the 20% to 25% range and represent approximately 40% of the revenues for the current period. The products and services comprising the remaining portion of the revenue base earn average margins from 70% to over 90%.
          The gross margins by segment are reflective of changes within each division. The Embedded Security Division’s gross margins increased because of the addition of higher margin products primarily through acquisitions. The Enterprise Security Division’s gross margins decreased because of the increase in product revenues over other revenue streams as a result of a full year of results of operations of the acquired Rainbow and Datakey businesses coupled with growth in the Mykotronx business. Product revenues are typically lower margin sales than service and maintenance, licenses, or royalties. The Enterprise Security Division has become primarily a product based business and thus experienced slight margin degradation based on the product sales mix. The Enterprise Security Division’s gross margins will fluctuate based on the mix of revenues from sales of TYPE 1 products and other higher margin products during the applicable reporting period.
Operating Expenses

			Variance
	2005	2004	$	%
	(Dollars in thousands)
Operating expenses
Research and development	$31,191	$23,771	$7,420	31%
Sales and marketing	49,782	28,974	20,808	72%
General and administrative	21,028	16,216	4,812	30%
Write-off of acquired in-process research and development costs	1,196	—	1,196	100%
Cost of integration of acquired companies	7,422	15,908	(8,486)	-53%
Restructuring charge	2,391	1,300	1,091	84%
Amortization of intangible assets	9,175	8,676	499	6%
Amortization of unearned compensation	4,725	5,925	(1,200)	-20%

Total	$126,910	$100,770	$26,140	26%

          Research and development expenses rose due to the increase in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. We have added personnel through acquisitions in the last 12 to 24 months, including Rainbow and Datakey in 2004. For 2005, we added personnel from DMDsecure, MediaSentry and Eracom. The number of research and development personnel increased to 469 as of December 31, 2005 from 410 as of December 31, 2004, representing an increase of approximately 14%. As a percentage of revenue, research and development expenses have remained consistent at approximately 12% for both 2005 and 2004. The Company has been able to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.
          Sales and marketing expenses increased due to two factors. The first factor is additional headcount added throughout the year, due primarily to the DMDsecure, MediaSentry and Eracom acquisitions. The number of sales and marketing personnel increased to 280 as of December 31, 2005 from 181 as of December 31, 2004, representing an increase of approximately 55%. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing expenses increased from 14% for 2004 to 19% for 2005. The increase in the percentage of total revenue was expected as we have expanded into new markets throughout the world.
          General and administrative expenses increased due to additional legal and professional fees, as well as increased headcount. We expect to continue to incur certain professional costs associated with compliance with the provisions of the Sarbanes-Oxley Act. In addition, we will incur additional costs associated with adding additional staffing and technical expertise in our accounting and financial reporting functions, as discussed in more detail in Item 9A of this Form 10-K. As a percentage of revenue, general and administrative expenses were consistent at approximately 8% for both 2005 and for 2004.
          Write-off of acquired in-process research and development costs increased by approximately $1.2 million. The write-off of acquired in-process research and development costs was directly attributable to the acquisition of DMDsecure assets. These write-offs represent the estimated fair value of the in-process research and development projects that have not yet reached technological feasibility at the acquisition date, and had no future alternate future use. The value assigned to acquired in-process technologies relate to the DMDmobile v2 project. The estimated fair value of this project was determined by the use of a discounted cash flow model, using a discount rate that took into account the stage of completion, and the risks surrounding the successful development and commercialization of the technology and product. There was no such write-off in 2004.
          Costs of integration of acquired companies decreased by approximately $8.5 million from the year ended December 31, 2004 to the same period in 2005. The costs in 2005 primarily reflect the integration costs related to the 2005 acquisitions of DMDsecure and MediaSentry in addition to the final amounts of integration costs related to the 2004 acquisitions of Rainbow and Datakey. The acquisitions in 2005 were considerably less in size and scope than the 2004 acquisition of Rainbow. These costs will fluctuate as we acquire companies and integrate the people, systems, products and cultures into the combined company. The fluctuation is dependent on the level of effort required in integrating the people, systems, products and cultures of any potential acquired business.
          The restructuring charges for 2005 of approximately $2.4 million primarily represent an estimated liability related to the exit of one of our leased facilities as well as significant reduction in the use of another facility. We have been able to consolidate leased facilities as we continue to integrate the businesses we acquired in 2004 and 2005.
          Amortization of intangible assets increased from $8.7 million for 2004 to $9.2 million for 2005. The amortization for the 2005 period includes a full year of amortization from the Rainbow and Datakey acquisitions completed in 2004 and the addition of partial years amortization for the DMDsecure,

MediaSentry and Eracom acquisitions. Amortization of acquired intangible assets will continue to be a significant cost for 2006 and future periods.
          Amortization of unearned compensation is a cost primarily related to the Rainbow and MediaSentry acquisitions. It reflects the amortization of the intrinsic value of the unvested portion of common stock options assumed by us in each of the acquisitions.
Interest and Other Income, Net

			Variance
	2005	2004	$	%
	(Dollars in thousands)
Interest income, net	$4,075	$2,035	$2,040	100%
Foreign exchange gain (loss), net	724	(232)	956	-412%
Other income	1,062	884	178	20%

Total	$5,861	$2,687	$3,174	118%

          The increase in interest income is due primarily to increased cash and investment balances that increased interest earned over the prior period. The gain in foreign exchange relates to increased volume of transactions of international sales and strengthening of the U.S. dollar against the currencies of our international customers. Other income increased as a result of a realized gain on the sale of a building, offset by loss on disposals of other assets. In December 2005, we issued $250 million of convertible subordinated notes that will mature on December 15, 2010. The notes bear interest at 2.5% per annum, which will generate approximately $6.3 million of interest expense in 2006, which will be offset by the interest earned. For the years ended December 31, 2005 and 2004, interest expense of $480 and $208, respectively, was incurred and has been included in interest income, net of interest expense.
Income Tax Expense

			Variance
	2005	2004	$	%
	(Dollars in thousands)
Income tax expense	$2,979	$1,581	$1,398	88%
          The effective income tax rate for the year ended December 31, 2005 is 50%. The overall effective rate was greater than the U.S. statutory rate primarily due to an increase in our effective state tax rate related to deferred tax liabilities established in purchase accounting for non-deductible intangible assets and net operating losses in certain foreign subsidiaries for which no tax benefit was recognized, offset by tax benefits associated with operating in lower tax rate foreign countries. In 2004, the effective income tax rate was 42%. The difference between this rate and the U.S. statutory rate was primarily due to the non-deductible write-off of in-process research and development costs and net operating losses in certain foreign subsidiaries for which no tax benefit was recognized.

Year ended December 31, 2004 Compared to Year ended December 31, 2003
Revenues and Gross Margins

			Variance
	2004	2003	$	%
	(Dollars in thousands)
Revenues by type
License and royalties	$9,677	$16,464	$(6,787)	-41%
Products	172,145	38,797	133,348	344%
Service and maintenance	19,778	10,933	8,845	81%

Total	$201,600	$66,194	$135,406	205%

Revenues by segment
Embedded Security Division	$56,009	$19,269	$36,740	191%
Enterprise Security Division	145,591	46,925	98,666	210%

Total	$201,600	$66,194	$135,406	205%

Revenue mix by type
License and royalties	5%	25%
Products	85%	59%
Service and maintenance	10%	16%

Total	100%	100%

Revenue mix by segment
Embedded Security Division	28%	29%
Enterprise Security Division	72%	71%

Total	100%	100%

Gross margins by type
License and royalties	97%	95%	2%
Products (1)	45%	62%	-17%
Service and maintenance	79%	88%	-9%

Total	51%	75%	-24%

Gross margins by segment
Embedded Security Division	64%	75%	-11%
Enterprise Security Division	46%	75%	-29%

Total	51%	75%	-24%

(1)	Includes amortization of acquired intangibles ($11,104 in 2004 and $2,652 in 2003) and amortization of unearned compensation ($516 in 2004, $0 in 2003).
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
          The revenue mix by type has changed significantly as our acquisitions were product-based companies, particularly Rainbow Technologies with a 97% product and 3% service mix, historically. Our integrated product and service offerings will continue to offer growth in all three revenue types but we expect to remain a product-based company. These products include hardware, appliances, and customized products. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing 27% to 30% of total revenues and the Enterprise Security Division representing the remainder.
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
          The gross margins by segment are reflective of changes within each division. The Embedded Security Division’s gross margins as well as the Enterprise Security Division’s gross margins decreased because of the increase in product revenues over other revenue streams. Product revenues are much lower margin sales than service and maintenance, licenses, or royalties. Both divisions have become primarily product based businesses driving down margins. The Enterprise Security Division’s gross margins will fluctuate based on the mix of revenues from sales of secure communications products during the applicable reporting period.
Operating Expenses

			Variance
	2004	2003	$	%
	(Dollars in thousands)
Operating expenses
Research and development	$23,771	$14,664	$9,107	62%
Sales and marketing	28,974	14,929	14,045	94%
General and administrative	16,216	6,716	9,500	141%
Write-off of acquired in-process research and development costs	—	9,681	(9,681)	-100%
Cost of integration of acquired companies	15,908	3,934	11,974	304%
Restructuring charge	1,300	—	1,300	100%
Amortization of intangible assets	8,676	4,710	3,966	84%
Amortization of unearned compensation	5,925	—	5,925	100%

Total	$100,770	$54,634	$46,136	84%

          Research and development expenses rose due to the increase in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. We have added personnel through several acquisitions in the last 12 to 24 months, including Cylink, Raqia, SSH, Rainbow and Datakey. For 2003, we added personnel from Cylink and Raqia in February 2003 and SSH in November 2003. As a percentage of revenue, research and development expenses have decreased from 22% to 12%. We have been able to leverage our many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.

          Sales and marketing expenses increased due to two factors. The first factor is additional headcount added throughout the year, due primarily to the Rainbow and Datakey acquisitions. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing expenses decreased from 23% for 2003 to 14% for 2004. The decrease in the percentage of total revenue was expected as we continue to leverage our current product offerings and sales force to handle the additional demand and markets that we are moving into throughout the world.
          General and administrative expenses increased due to additional legal and professional fees, as well as increased headcount. There were costs incurred in 2004 associated with compliance with the provisions of Sarbanes-Oxley. We expect to continue to incur compliance related costs. As a percentage of revenue, general and administrative expenses were 10% for 2003 and 8% for 2004.
          In 2003, our acquisitions of Cylink and the Raqia assets necessitated the write-off of in-process research and development costs totaling $9.7 million in the aggregate (Cylink — $3.4 million; Raqia — $6.3 million). There were no such charges in 2004 associated with the Rainbow or Datakey acquisitions.
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
Income Tax Expense (Benefit)

			Variance
	2004	2003	$	%
	(Dollars in thousands)
Income tax expense (benefit)	$1,581	$1,618	$(37)	2%
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
Liquidity and Capital Resources
          As of December 31, 2005, we had working capital of $380.7 million including cash equivalents and short-term investments of $342.7 million. Our operating activities have provided cash to the business for each of the years ended December 31, 2005, 2004, and 2003, respectively.
          For the year ended December 31, 2005, compared to the same period in 2004, cash provided by operating activities increased by approximately $20.3 million. The increase is largely attributable to a smaller increase in accounts receivable in 2005 than in 2004. Growth in accounts receivable decreased cash by $22.0 million in 2004 compared to only $9.9 million in 2005. Increases in accounts payable and non-cash expenses also contributed to the decrease in cash. Cash provided by investing activities decreased $274.1 million, primarily due to the purchase of available for sale securities of $224.0 million and cash paid for DMDsecure, MediaSentry and Eracom of approximately $46.5 million. Cash provided by financing activities increased by $194.7 million, which can be attributed to the proceeds received from the issuance of $250.0 million of the convertible subordinated notes discussed below, less $5.9 million of financing costs, offset by the repurchase of company stock of $50.0 million.
          On December 13, 2005, the Company completed the issuance and sale in a private placement of $250.0 million in principal amount of 2.50% convertible subordinated notes due December 15, 2010, generating net cash proceeds of approximately $244.1 million after deducting fees, expenses and the initial purchaser’s discounts. Interest on the notes is payable in cash semiannually beginning June 15, 2006 at a rate of 2.50% per year. The notes are unsecured and subordinated obligations that rank junior in right of payment to any future senior indebtedness.
          Upon conversion of each $1,000 principal amount of notes, a holder will receive, in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000, or (2) the conversion value, determined in the manner set forth in the indenture for the notes. If the conversion value exceeds $1,000 on the conversion date, we will also deliver, at our election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. In no event will the aggregate number of remaining shares of common stock to be issued upon conversion of any note exceed the aggregate share cap of 20.2 shares per $1,000 principal amount of notes, subject to adjustment. The initial conversion rate is 24.2131 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $41.30 per share, subject to adjustment upon specified events. See Note 10 to the accompanying notes to our consolidated financial statements included in Item 8 of this Form 10-K which more fully describes the terms of the debt issuance.
          We used $50 million of the net proceeds from the issuance of the notes to purchase approximately 1.5 million shares of our outstanding common stock. We intend to use the remaining proceeds for general corporate purposes and possibly for future acquisitions. Subsequent to December 31, 2005, we made a cash tender offer to acquire the entire ordinary share capital of nCipher plc for approximately $150 million, or approximately $83 million when reduced by the expected cash to be acquired in the acquisition should the deal be consummated. See the discussion under the “Recent Developments” section of Item 7.
          The notes are expected to increase our interest expense for 2006 by approximately $6.3 million, the impact of which reduced interest earned on the invested proceeds from the debt issuance and our invested cash of the Company.
          We believe that our current cash resources and future cash flows from operations will be sufficient to meet our anticipated short-term and long-term needs.
          We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. For the year ended December 31, 2005, we incurred approximately $7.4 million of integration costs related to acquisitions. We expect to incur additional costs associated with the acquisitions. These costs relate to professional fees such as legal, due diligence, professional integration advisory services and financial advisory fees and other non-recurring costs of integrating acquired companies. Additionally, we would expect that there may be additional cash obligations resulting from future acquisitions that we may pursue.
Future Contractual Obligations
          The following table sets forth our estimates as to the amounts and timing of contractual payments for our most significant contractual obligations and commitments, as of December 31, 2005. The information in the table reflects future unconditional payments and is based on the terms of the relevant agreements and appropriate classification of items under generally accepted accounting principles currently in effect. Future events could cause actual payments to differ from these amounts. See “-Forward-Looking Statements.”

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years
			(In thousands)
Convertible subordinated notes (1)	$250,000	$—	$—	$250,000	$—
Interest on convertible subordinated notes (2)	30,990	6,250	12,500	12,240	—
Operating leases(3)	36,149	8,029	13,610	9,378	5,132
Other obligations	763	403	316	44	—

Total	$317,902	$14,682	$26,426	$271,662	$5,132

(1)	The convertible subordinated notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash.

(2)	The interest obligation on our long-term debt assumes that our convertible notes will bear interest at their stated rates until maturity.

(3)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.

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
Critical Accounting Policies
          Our accounting policies are more fully described in Note 2 of the notes accompanying our consolidated financial statements included in Item 8 of this Form 10-K. As discussed in this note, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
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
Inventory and Reserve for Obsolescence
          We provide for our estimated inventory obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. We utilize projected sales by product to determine the net realizable value of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
           We reserve for slow moving, excess, and obsolete inventory. Slow moving inventory is calculated based on product sales over a 365 day period. Amounts on hand less the amount sold over the last 365 days are generally reserved for. In addition to slow moving reserves, we may record additional reserves on specific items or products.
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
          The identified intangible assets include patents, developed technology, purchase orders, customer relationships, contract backlog and acquired in-process research and development assets. Research and development assets are written off at the date of acquisition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The fair values were determined by management, generally based upon information supplied by the management of the acquired entities and valuations prepared by independent valuation experts. The valuations have been based primarily upon future cash flow projections for the acquired assets, discounted to present value using risk-adjusted discount rates. For certain classes of intangible assets, the valuations have been based upon estimated cost of replacement. The assigned useful lives, which range from one to ten years, are based upon periods of estimated cash flows and other factors. If we used different assumptions and estimates in the calculation of the fair value of identified intangible assets and the estimation of the related useful lives, the amounts allocated to these assets, as well as the related amortization expense, could have been significantly different than the amounts recorded.
          Under FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is reviewed annually for impairment, or more frequently if impairment indicators exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value using the impairment testing methodology in Statement 142. Indicators of potential impairment include operating losses, loss of a significant customer and adverse industry developments. Impairment testing for goodwill is conducted annually. Our most recent test was conducted as of October 1, 2005. The goodwill impairment test under Statement 142 involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The reporting units for purposes of the impairment test are our two operating segments, the Embedded Security Division and the Enterprise Security Division, as these are the components of the business for which discrete financial information is available and segment management regularly reviews the operating results of those components. We then compare the fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows, as well as by using comparable company multiples. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill and indefinite lived intangible assets of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. We then compare the implied fair value of goodwill to the carrying value. If the implied fair value of goodwill is less than the carrying value of each, we recognize an impairment loss equal to the difference.
          The estimated fair values of the reporting units based on the discounted cash flow models and comparable company multiples for each business segment exceeded the carrying value of their recorded net assets, no impairment was identified or recorded. However, if we would have used different assumptions and estimates in the calculation of the fair value of the reporting units, including different discount and growth rates, an impairment of goodwill may have been identified.

Product Warranties
          We offer warranties on our products ranging from ninety days to two years. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which we do business. We estimate the costs that may be incurred under our warranties and record a liability at the time product revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims and the estimated cost per claim. We periodically assesses the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. While warranty costs have historically been within management’s expectations, it is possible that warranty rates will change in the future based on new product introductions and other factors.
Revenue Recognition
          We derive revenue from software and technology licenses, product sales, maintenance (post-contract customer support), and services. Software and technology licenses typically contain multiple elements, including the product license, maintenance, and/or other services. We allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables determined by vendor-specific objective evidence
          License revenue is comprised of perpetual and time-based license fees, which are derived from arrangements with end-users, original equipment manufacturers and resellers. For each license arrangement, we defer revenue recognition until: (a) persuasive evidence of an arrangement exists; (b) delivery of the software or technology has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the fee is fixed or determinable; and (d) collection of the fee is probable. For both perpetual and time-based licenses, once all of these conditions are satisfied, we recognize license revenue based on the residual method after all elements other than maintenance have been delivered as prescribed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Royalties are recognized as they are earned.
          We also sell hardware and related encryption products. For each product sale, we defer revenue recognition until: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the selling price to the customer is fixed or determinable; and (d) collectibility of the selling price is reasonably assured. For product arrangements that contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we recognize revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, we would defer revenue for the delivered and undelivered elements until vendor specific objective evidence of fair value exists or all elements have been delivered.
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
          Our service revenue is comprised primarily of revenue from consulting fees and training. Service revenue is recognized when the services are provided to the customer. Our policy is to recognize software license revenue when these associated services are not essential to the functionality of the product. To date, these services have not been essential to the functionality of the products. Vendor specific objective evidence of fair value of these services is determined by reference to the price that a customer will be required to pay when the services are sold separately, which is based on the price history that we have developed for separate sales of these services.
Income Taxes
          We earn a significant portion of our income from subsidiaries located in countries outside of the United States. At December 31, 2005, undistributed earnings of foreign subsidiaries totaled approximately $35.7 million. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to permanently reinvest such undistributed earnings outside of the United States. APB Opinion No. 23, Accounting for Income Taxes — Special Areas, requires that a company evaluate its circumstances to determine whether or not there is sufficient evidence to support the assertion that it has or will reinvest undistributed foreign earnings indefinitely.
          Our assertion that earnings from its foreign operations will be permanently reinvested is supported by projected working capital and long-term capital needs in each subsidiary location in which the earnings are generated. Additionally, we believe that we have the ability to permanently reinvest foreign earnings based on a review of projected cash flows from domestic operations, projected working capital and liquidity for both short-term and long-term domestic needs, and the expected availability of debt or equity markets to provide funds for those domestic needs.
          If circumstances change and it becomes apparent that some or all of the undistributed earnings of our foreign subsidiaries will be remitted to the United States in the foreseeable future, we will be required to recognize deferred tax liabilities on those amounts.
          We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. If we were to determine that we would not be able to realize all or part of we net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to net income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase net income in the period such determination was made.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
          Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. We are exposed to financial market risks, primarily related to changes in foreign currency exchange rates. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of December 31, 2005. Actual results may differ materially.
Foreign Currency Risk
          We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the year ended December 31, 2005, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $7.0 million by approximately $0.3 million. For the year ended December 31,

2005, a 10% change in the average exchange rates would have changed our foreign currency transaction earnings by approximately $0.2 million. We currently do not have any derivative financial instruments to protect against adverse currency movements. We manage our exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted above are based on a sensitivity analysis performed as of December 31, 2005. Actual results may differ materially.
Interest Rate Risk
          We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents and short-term investments. For the year ended December 31, 2005, we had net interest income of approximately $4.1 million. A 10% change in the average interest rate for the year ended December 31, 2005 would have changed our interest income by approximately $0.4 million.
          At December 31, 2005, we are exposed to interest rate risk to the extent that interest rate changes expose our fixed rate long-term debt to changes in fair value. As of December 31, 2004, we did not have any interest bearing obligations. As of December 31, 2005, we have $250 million of 2.5% subordinated convertible notes, which were issued on December 13, 2005. The fair value of these notes as of December 31, 2005 approximates the carrying value of the notes. In addition, we do not hold any derivative instruments and do not have any commodity market risk.
Equity Price Sensitivity
     As discussed more fully in Note 10 to our consolidated financial statements included in Item 8 of this Form 10-K, we currently have outstanding $250 million in principal amount of 2.5% convertible subordinated notes due December 15, 2010. We are subject to equity price risk related to the convertible feature of this debt. The convertible notes are convertible only under certain conditions at the option of the holder. Upon conversion, the principal portion of the convertible notes will be paid in cash and any excess over the conversion rate will be paid in shares of our common stock or cash at an initial conversion rate of 24.2131 shares of our common stock per $1,000 principal amount of convertible notes, representing an initial conversion price of $41.30 per share, subject to adjustment upon specified events. Upon normal conversions, for every $1.00 the market price of our common stock exceeds $41.30 per share we will be required at our option either to pay an additional $6.1 million or to issue shares of our common stock with a then market price equivalent to $6.1 million to settle the conversion feature, subject to certain caps. If a specified fundamental change event occurs, the conversion price of our convertible notes may increase, depending on our common stock price at that time. As of December 31, 2005, the conversion price has not required adjustment and we would not be required to issue any shares of our common stock upon conversion.

SAFENET, INC.
AND SUBSIDIARIES
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
SafeNet, Inc.
We have audited the accompanying consolidated balance sheets of SafeNet, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SafeNet, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SafeNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.
/s/ Ernst & Young LLP
Baltimore, Maryland
March 15, 2006

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$63,934	$74,751
Short-term investments	278,785	93,310
Accounts receivable, net of allowance for doubtful accounts of $2,278 in 2005 and $2,264 in 2004	67,722	55,286
Inventories, net of reserve of $2,227 in 2005 and $726 in 2004	22,176	18,168
Unbilled costs and fees	4,025	1,259
Deferred income taxes	9,575	9,694
Prepaid expenses and other current assets	5,874	4,190

Total current assets	452,091	256,658
Property and equipment, net	17,904	18,313
Computer software development costs, net of accumulated amortization of $2,278 in 2005 and $2,619 in 2004	3,886	2,349
Goodwill	339,785	305,311
Other intangible assets, net of accumulated amortization of $52,179 in 2005 and $28,223 in 2004	132,318	139,192
Other assets	8,168	2,155

Total assets	$954,152	$723,978

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,770	$11,615
Accrued compensation and related costs	14,007	13,046
Advance payments and deferred revenue	11,009	11,319
Accrued warranty costs	4,443	3,192
Unfavorable lease liability	1,521	1,270
Other accrued expenses	11,247	6,889
Accrued income taxes	9,385	6,818

Total current liabilities	71,382	54,149

Long-term debt	250,000	—
Unfavorable lease liability, less current portion	4,347	4,653
Deferred income taxes	43,599	50,922
Other liabilities	1,693	1,668

Total liabilities	371,021	111,392

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, 25,343 and 24,401 shares issued at December 31, 2005 and 2004, respectively; 23,830 and 24,401 shares outstanding at December 31, 2005 and 2004, respectively	253	244
Additional paid-in capital	654,167	633,882
Treasury stock, 1,513 shares at December 31, 2005, at cost	(49,990)	—
Unearned compensation	(2,422)	(6,719)
Accumulated other comprehensive income	2,225	9,309
Accumulated deficit	(21,102)	(24,130)

Total stockholders’ equity	583,131	612,586

Total liabilities and stockholders’ equity	$954,152	$723,978

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues:
Licenses and royalties	$17,544	$9,677	$16,464
Products	217,078	172,145	38,797
Service and maintenance	28,439	19,778	10,933

Total revenues	263,061	201,600	66,194

Cost of revenues:
Licenses and royalties	167	325	812
Products	113,703	83,660	12,106
Service and maintenance	7,557	4,148	1,267
Amortization of acquired intangible assets	14,188	11,104	2,652
Amortization of unearned compensation*	390	516	—

Total cost of revenues	136,005	99,753	16,837

Gross profit	127,056	101,847	49,357

Operating expenses:
Research and development expenses	31,191	23,771	14,664
Sales and marketing expenses	49,782	28,974	14,929
General and administrative expenses	21,028	16,216	6,716
Write-off of acquired in-process research and development costs	1,196	—	9,681
Restructuring charges	2,391	1,300	—
Costs of integration of acquired companies	7,422	15,908	3,934
Amortization of acquired intangible assets	9,175	8,676	4,710
Amortization of unearned compensation*	4,725	5,925	—

Total operating expenses	126,910	100,770	54,634

Operating income (loss)	146	1,077	(5,277)
Foreign exchange gain (loss)	724	(232)	(5)
Interest income, net	4,075	2,035	812
Other income, net	1,062	884	—

Income (loss) before income taxes	6,007	3,764	(4,470)
Income tax expense	2,979	1,581	1,618

Net income (loss)	$3,028	$2,183	$(6,088)

Basic income (loss) per common share	$0.12	$0.10	$(0.54)

Diluted income (loss) per common share	$0.12	$0.10	$(0.54)

*Composition of amortization of unearned compensation:
Cost of revenues	$390	$516	$—
Research and development	905	1,225	—
Sales and marketing	1,000	1,102	—
General and administrative	750	1,303	—
Costs of integration	2,070	2,295	—

Total	$5,115	$6,441	$—

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year ended December 31,
	2005	2004	2003
Net income (loss)	$3,028	$2,183	$(6,088)

Other comprehensive income (loss):
Foreign currency translation adjustment	(7,253)	4,196	2,535
Reclassification adjustment — realization of foreign currency translation adjustment upon settlement of intercompany loan	216	—	—
Unrealized loss on available-for-sale securities	(47)	(281)	—

Total other comprehensive income (loss)	(7,084)	3,915	2,535

Comprehensive income (loss)	$(4,056)	$6,098	$(3,553)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
			Additional			Other		Total
	Common stock		Paid-in	Treasury	Unearned	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Income (Loss)	Deficit	Equity
Balance at January 1, 2003	7,894	$79	$65,665	$—	$—	$2,859	$(20,225)	$48,378
Issuance of common stock in connection with:
Secondary offering	2,698	27	83,893	—	—	—	—	83,920
Cylink Corporation acquisition	1,680	17	31,067	—	—	—	—	31,084
Asset acquisition of Raquia Networks	354	4	6,094	—	—	—	—	6,098
Employee Stock Purchase Plan	7	—	162	—	—	—	—	162
Stock option exercises	653	6	8,849	—	—	—	—	8,855
Assumption of stock options in connection with Cylink Corporation acquisition	—	—	1,399	—	—	—	—	1,399
Assumption of stock warrants in connection with Cylink Corporation acquisition	—	—	292	—	—	—	—	292
Income tax benefit related to stock option exercises	—	—	2,362	—	—	—	—	2,362
Net loss	—	—	—	—	—	—	(6,088)	(6,088)
Other comprehensive income	—	—	—	—	—	2,535	—	2,535

Balance at December 31, 2003	13,286	133	199,783	—	—	5,394	(26,313)	178,997
Costs in connection with registration of common stock related to the acquisitions of Raqia Networks and Rainbow Technologies	—	—	(1,034)	—	—	—	—	(1,034)
Issuance of common stock in connection with:
Rainbow Technologies acquisition	10,306	103	375,025	—	—	—	—	375,128
Employee Stock Purchase Plan	23	—	553	—	—	—	—	553
Stock option exercises	766	8	11,558	—	—	—	—	11,566
Stock warrant exercises	20	—	—	—	—	—	—	—
Assumption of stock options in connection with:
Rainbow Technologies acquisition	—	—	44,600	—	(13,160)	—	—	31,440
Datakey acquisition	—	—	449	—	—	—	—	449
Income tax benefit related to stock option exercises	—	—	2,948	—	—	—	—	2,948
Amortization of unearned compensation	—	—	—	—	6,441	—	—	6,441
Net income	—	—	—	—	—	—	2,183	2,183
Other comprehensive income	—	—	—	—	—	3,915	—	3,915

Balance at December 31, 2004	24,401	244	633,882	—	(6,719)	9,309	(24,130)	612,586
Issuance of common stock in connection with:
MediaSentry acquisition	194	2	5,998	—	—	—	—	6,000
Employee Stock Purchase Plan	41	—	1,058	—	—	—	—	1,058
Stock option exercises	707	7	11,178	—	—	—	—	11,185
Assumption of stock options in connection with MediaSentry acquisition	—	—	626	—	(334)	—	—	292
Issuance of stock options to employees	—	—	705	—	(484)	—	—	221
Income tax benefit related to stock option exercises	—	—	720	—	—	—	—	720
Repurchase of 1,513 shares of common stock	—	—	—	(49,990)	—	—	—	(49,990)
Amortization of unearned compensation	—	—	—	—	5,115	—	—	5,115
Net income	—	—	—	—	—	—	3,028	3,028
Other comprehensive loss	—	—	—	—	—	(7,084)	—	(7,084)

Balance at December 31, 2005	25,343	$253	$654,167	$(49,990)	$(2,422)	$2,225	$(21,102)	$583,131

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,028	$2,183	$(6,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	1,196	—	9,681
Depreciation and amortization of property and equipment	5,611	2,893	1,318
Amortization of computer software development costs	1,145	921	183
Amortization of other intangible assets	23,363	19,780	7,362
Amortization of unearned compensation	5,335	6,441	—
Excess income tax benefit related to stock option exercises	720	2,948	2,362
Other non-cash items	60	—	—
Restucturing charges	2,391	1,300	—
Deferred income taxes	(3,439)	(4,168)	(2,445)
Amortization of unfavorable lease liability	(1,676)	(1,311)	(632)
Gain on the sale of property and equipment, net	(727)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,868)	(21,994)	(1,772)
Inventories, net	(2,741)	(4,021)	(230)
Prepaid expenses and other current assets	(5,465)	(76)	259
Accounts payable	7,583	(2,221)	1,890
Accrued compensation and related costs	(3,120)	3,061	(3,979)
Accrued income taxes	3,147	2,453	2,294
Other accrued expenses	662	(5,263)	(3,521)
Advanced payments and deferred revenue	(1,622)	2,335	489

Net cash provided by operating activities	25,583	5,261	7,171

Cash flows from investing activities:
Proceeds from maturities of held to maturity securities	—	—	28,763
Proceeds from sales of available for sale securities	38,545	89,857	52,927
Purchases of available for sale securities	(224,023)	(88,865)	(145,207)
Purchases of property and equipment	(7,849)	(6,795)	(2,628)
Proceeds from sale of property and equipment	4,069	—	—
Expenditures for computer software development	(2,684)	(1,285)	(1,686)
Cash paid for SSH, including restricted cash	—	(197)	(13,796)
Cash received upon acquisition of Cylink, net of cash paid	—	(277)	703
Cash paid for Raqia, net of cash acquired	—	—	(1,390)
Cash received upon acquisition of Rainbow, net of cash paid	—	55,158	—
Cash paid for Datakey, net of cash acquired	(194)	(10,993)	—
Cash paid for MediaSentry, net of cash acquired	(13,948)	—	—
Cash paid for Eracom, net of cash acquired	(23,139)	—	—
Cash paid for DMDsecure, net of cash acquired	(9,397)	—	—
Change in other assets	(289)	(1,404)	(46)

Net cash provided by (used in) investing activities	(238,909)	35,199	(82,360)

Cash flows from financing activities:
Repayment of line of credit assumed in MediaSentry acquisition	(300)	—	—
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	12,243	12,119	9,017
Proceeds from secondary stock offering, net	—	—	83,920
Proceeds from issuance of debt, net of direct costs of $5,927	244,073	—	—
Registration costs for issuances of common stock in in connection with acquisitions	—	(1,034)	—
Repurchase of company stock	(49,990)	—	—
Other financing cash flows	(288)	—	—

Net cash provided by financing activities	205,738	11,085	92,937

Effect of exchange rate changes on cash	(3,229)	1,555	504

Net increase (decrease) in cash and cash equivalents	(10,817)	53,100	18,252
Cash and cash equivalents at beginning of year	74,751	21,651	3,399

Cash and cash equivalents at end of year	$63,934	$74,751	$21,651

See accompanying notes to consolidated financial statements.

SAFENET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Amounts in thousands, except per share amounts)
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
          Since 2002, the Company engaged in various business combinations with the most significant one occurring in March 2004 when the Company acquired Rainbow Technologies, Inc. (“Rainbow”). Rainbow provided information security solutions for mission-critical data and applications used in business, organization, and government computing environments. This merger with Rainbow has had and will continue to have a significant impact on operations going forward.
          Additionally, the Company acquired three businesses in 2005 which are more fully described in Note 3.
          As of December 31, 2005 the Company employed 1,043 employees who are strategically located in North and South America as well as throughout Europe, Asia, and Australia.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Cash Equivalents
          The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had approximately $22,399 and $20,304 of cash equivalents at December 31, 2005 and 2004, respectively, consisting primarily of overnight repurchase agreements, short-term money market funds and commercial paper.
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

          Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
          At December 31, 2005 and 2004, the Company has no held-to-maturity securities, and available-for-sale securities total $278,785 and $93,310, respectively, consisting primarily of corporate debt instruments for which amortized cost approximated fair value. As of December 31, 2005, aggregate maturities of the Company’s available-for-sale securities are as follows: $191,578 within one year, $5,563 within two to five years, $0 within six to ten years and $81,644 thereafter. All investments are classified as current as the Company views its available-for-sale securities as available for use in its current operations.
Accounts Receivable and Allowance for Doubtful Accounts
          The Company reports accounts receivable at net realizable value. Revenue recognized for services performed under long-term contracts in excess of the amounts billed is reflected in the unbilled costs and fees in the accompanying consolidated balance sheet. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company calculates the allowance based on a specific analysis of past due balances and also considers historical trends of write-offs. Past due status is based on how recently payments have been received by customers. Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers.
Inventories and Reserve for Obsolescence
          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.
          The Company reserves for slow moving, excess, and obsolete inventory. Slow moving inventory is calculated based on product sales over a 365 day period. Amounts on hand less the amount sold over the last 365 days are generally reserved for. In addition to slow moving reserves, the Company may record additional reserves on specific items or products.
Property and Equipment
          Property and equipment is stated at cost and depreciation is computed using the straight-line method over estimated useful lives ranging primarily from three to thirty years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease.
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
Goodwill and Other Intangible Assets
          Goodwill is initially measured as the excess of the cost of an acquired company over the sum of the fair value of tangible and identifiable intangible assets acquired less liabilities assumed. The Company does not amortize goodwill and indefinite lived intangible assets, but rather reviews the carrying value of the assets for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Intangible Assets (“Statement 142”).
          The goodwill impairment test under Statement 142 involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The reporting units of the Company for purposes of the impairment test are the Company’s two operating segments, the Embedded Security Division and the Enterprise Security Division, as these are the components of the business for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows, as well as by using comparable company multiples. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value. If the implied fair value of goodwill is less than the carrying value of each, the Company recognizes an impairment loss equal to the difference.
          Indefinite-lived intangible assets are tested for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that the asset might be impaired. The impairment test requires the determination of the fair value of the intangible asset. The Company estimates the fair value of its indefinite-lived intangible assets using the relief from royalty approach under which the Company calculates the discounted cash flows related to the amount of royalty income that would be generated if the assets were licensed in arms length transactions with third parties. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. The asset is then carried at its new fair value.
          Intangible assets with finite lives are amortized over their estimated useful lives ranging from one to ten years, with a weighted average useful life of 92 months (see Note 8).
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

Debt Financing Fees
          The Company amortizes the costs incurred to obtain debt financing over the term of the underlying obligation using the effective interest method. The amortization of debt financing costs is included in interest expense. Unamortized debt financing costs of $5,927 are classified within other assets in the consolidated balance sheets and interest expense is included in other income, net, in the consolidated statements of operations.
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
           The changes in the carrying amount of accrued warranty costs are as follows:

	2005	2004	2003

Beginning balance	$3,192	$259	$50
Costs incurred for warranty claims	(1,615)	(521)	—
Balance acquired from Rainbow	—	3,423	—
Provision	2,866	31	209

Ending balance	$4,443	$3,192	$259

Unfavorable Lease Liabilities
          Unfavorable lease liabilities represent liabilities assumed in the acquisitions of Cylink and Rainbow for operating leases with terms unfavorable to market prices. The liability was measured as the present value of the excess of contractual lease obligations over market prices, discounted using the Company’s credit adjusted interest rate. The liability is being amortized as a reduction of rent expense using the interest method over the remaining term of the lease. For the years ended December 31, 2005 and 2004, amortization of the unfavorable lease liability totaled $1,676 and $1,311, respectively, and is included in general and administrative expenses. The total unfavorable lease liability as of December 31, 2005 is $5,868, of which $1,521 represents the current portion and $4,347 represents the long-term portion.
Revenue Recognition
          The Company derives revenue from software and technology licenses, product sales, maintenance (post-contract customer support), and services. Software and technology licenses and certain product sales typically contain multiple elements, including the product or license, maintenance, and/or other services. The Company allocates the total arrangement fee among each deliverable based on the fair value of each of the deliverables determined by vendor-specific objective evidence.
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
Products
          The Company also sells hardware and related encryption products. For each product sale, the Company defers revenue recognition until: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred and there are no remaining obligations or substantive customer acceptance provisions; (c) the selling price to the customer is fixed or determinable; and (d) collectibility of the selling price is reasonably assured. For product arrangements where the Company’s software is more than incidental to the product and that contain multiple elements, and vendor specific objective evidence of fair value exists for all undelivered elements, the Company recognizes revenue for the delivered elements using the residual method. For arrangements containing multiple elements where vendor specific objective evidence of fair value does not exist for all undelivered elements, the Company defers revenue for the delivered and undelivered elements until vendor specific objective evidence of fair value exists or all elements have been delivered.
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
          Revenues that are earned under certain long-term contracts to develop high assurance encryption technology are recognized using contract accounting and included in product revenue. Under contract accounting, revenue from these arrangements is recognized using the percentage-of-completion method. Progress to completion is measured using either labor hours or contract milestones based on the Company’s determination of which would be the best available measure of progress on the contracts. Any estimated losses are provided for in their entirety in the period they are first determined. Actual remaining costs under fixed price contracts could vary significantly from the Company’s estimates, and such differences could be material to the financial statements.
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
          The Company’s service revenue is comprised of revenue from consulting fees and training. Service revenue is recognized when the services are provided to the customer. Vendor specific objective evidence of fair value of these services is determined by reference to the price that a customer is required to pay when the services are sold separately, which is based on the price history that the Company has developed for separate sales of these services.

          Certain service revenues are earned under long-term contracts for customer specific customization to products or licensed software where the services are essential to the functionality of the software are recognized using contract accounting. Under contract accounting, revenue from these arrangements is recognized using the percentage-of-completion method. Progress to completion under these arrangements are measured using either labor hours or contract milestones based on the Company’s determination of which method is most appropriate based on the terms of the arrangement. Any estimated losses are provided for in their entirety in the period they are first determined. Actual remaining costs under fixed price contracts could vary significantly from the Company’s estimates, and such differences could be material to the financial statements.
          Service revenue related to the Company’s Unified Software Protection Service offerings is recognized when the service has been provided and collectability is reasonably assured.
Shipping and Handling Costs
          All shipping and handling costs incurred in connection with the sale of products to customers is included in cost of product revenues.
Advertising Expense
          Advertising costs are expensed as incurred. Advertising expense was approximately $2,802, $3,000, and $138 for the years ended December 31, 2005, 2004, and 2003, respectively.
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
Foreign Currency Translation
          The financial statements of foreign subsidiaries for which the local currency is the functional currency have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All assets and liabilities have been translated using the exchange rates in effect at the balance sheet date. The Company, in accordance with APB 23, Accounting for Income Taxes — Special Areas, has not provided for deferred income taxes on unremitted earnings including translation adjustments on these earnings. Income statement amounts have been translated using the average exchange rates during the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income. Transactions of foreign subsidiaries which are denominated in currencies other than the functional currency have been remeasured into the functional currency with any resulting gain or loss reported as a component of income. The effect on the consolidated statements of operations of all transaction gains and losses is insignificant for all years presented.
Income Taxes
          The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Employee Stock-Based Compensation
At December 31, 2005, the Company had five stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, stock compensation expense is defined as the difference between the amount payable upon exercise of an option and the quoted market value of the underlying common stock on the date of grant or measurement date. Stock-based employee compensation reflected in the statements of operations includes the amortization of unearned compensation related to unvested options assumed in purchase business combinations as well as the amortization of the intrinsic value of certain options granted to employees with exercise prices below the market value of the underlying common stock on the date of grant. Any resulting compensation expense is recognized ratably over the vesting period.
FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement No. 123 requires the disclosure of pro forma income and earnings per share data in the notes to the financial statements if the fair value method is not adopted. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had determined compensation costs by applying the fair value recognition provisions of Statement No. 123 to stock-based employee awards.

	Year Ended December 31,
	2005	2004	2003
	(Restated)
Net income (loss), as reported	$3,028	$2,183	$(6,088)
Add: Employee stock-based compensation expense included in net income (loss) as reported, net of taxes	3,730	3,736	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(7,608)	(7,604)	(4,178)

Pro forma net loss	$(850)	$(1,685)	$(10,266)

Income (loss) per share:
Basic — as reported	$0.12	$0.10	$(0.54)

Basic — pro forma	$(0.03)	$(0.08)	$(0.90)

Diluted — as reported	$0.12	$0.10	$(0.54)

Diluted — pro forma	$(0.03)	$(0.08)	$(0.90)

          Total 2004 stock-based employee compensation expense determined under the fair value based method, net of tax, has been restated from $11,769 to $7,604, which resulted in an increase in pro forma basic and diluted loss per share from $(0.27) per share to $(0.08) per share. The prior year amount erroneously included the amortization of the fair value of options assumed in the acquisition of Rainbow (see Note 3) that were already vested.
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

	2005	2004	2003
Risk-free interest rate	3.48%	3.86%	3.11%

Dividend yield	0%	0%	0%
Option life	3-5 years	3-5 years	3-5 years

Stock price volatility	62%	91%	106%

Weighted average fair value of granted options	$15.04	$14.77	$16.74
          For purposes of the pro forma disclosures above, the estimated fair values of options granted are amortized to expense over the options’ vesting periods.
Comprehensive Income (Loss)
          Comprehensive income (loss) includes all changes in equity that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Certain non-owner changes in equity, consisting primarily of foreign currency translation adjustments, are included in “other comprehensive income.” The Company reports comprehensive income (loss) in the statement of comprehensive income (loss) and discloses the accumulated total of other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheet. As of December 31, 2005 and 2004, accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments and unrealized gains (losses) on securities.
Reclassifications
          Where appropriate, certain amounts in prior year consolidated financial statements have been reclassified to conform to the 2005 presentation.
Recent Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123 and supersedes APB Opinion No. 25.
          Statement No. 123(R) allows for two adoption methods:
•	The modified prospective method which requires companies to recognize compensation cost beginning with the effective date of adoption based on (a) the requirements of Statement No. 123(R) for all share-based payments granted or modified after the effective date of adoption and (b) the requirements of Statement No. 123 for all unvested awards granted to employees prior to the effective date of adoption; or

•	The modified retrospective method, which includes the requirements of the modified prospective method described above, but also requires restatement of prior period financial statements using amounts previously disclosed under the pro-forma provisions of Statement 123.
          Statement No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement No. 123(R), proforma disclosure will no longer be an alternative to financial statement recognition. The Company will adopt the provisions of Statement No. 123(R) effective January 1, 2006. The Company intends to use the modified prospective method of adoption and to use the Black-Scholes option pricing model to value share-based payments, though alternatives for adoption under the new pronouncement continue to be reviewed by the Company. The Company continues to review the impact of Statement No. 123(R) as it relates to future use of share-based payments to compensate employees in 2006. Therefore, the impact of adopting Statement No. 123(R) cannot be predicted with certainty at this time because it will depend on the levels of share-based payments granted in the future.

Based solely on the Company’s unvested stock options at the adoption date, the Company expects the adoption to result in the recognition of additional compensation expense of approximately $7,450 in 2006. Due to the timing of the Company’s equity grants, the charge will not be spread evenly throughout the year. The adoption of the fair value method prescribed by Statement No. 123(R) will have a significant impact on the Company’s results of operations as the fair value of stock option grants and stock purchases under the employee stock purchase plan will be required to be expensed beginning in 2006. The adoption of Statement No. 123(R) will have no impact on the Company’s overall financial position.
          Statement No. 123(R) also requires the benefit related to income tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and increase financing cash flows of the Company in periods subsequent to adoption. These future amounts cannot be estimated, as they depend on, among other things, when employees exercise stock options. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $720, $2,948, and $2,362 in 2005, 2004 and 2003, respectively.
          In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented based on the new accounting principle, unless it is impracticable to do so. Statement No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be treated as a restatement.
          In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP, which is effective for reporting periods beginning after December 15, 2005, addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes considerations for the accounting subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial position or results of operations.
(3) ACQUISITIONS
2003 Acquisitions:
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
          All of the assets and liabilities were assigned to the Enterprise Security Segment. Of the purchase price, $3,351 represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations on the acquisition date. The value assigned to purchased in-process technology related to two projects: NetHawk 6.0 and Privacy Manager 1.0.
          In connection with the acquisition, the Company recorded a liability of $4,887 to reflect the terms of certain operating office leases that were unfavorable relative to current market prices as determined by an independent real estate valuation specialist. The liability was calculated based on the difference between the contractual lease payments and the current market prices over the remaining lease terms and discounted using a risk-free interest rate adjusted for SafeNet’s credit standing.
          Goodwill of $24,880 was assigned to the Enterprise Security segment. Of that total amount, none is expected to be deductible for tax purposes. The primary factors contributing to a purchase price for Cylink that resulted in the recognition of goodwill included the belief that the combined strengths of the two companies enable them to compete more effectively than SafeNet could alone, the belief that the merger allows the combined company to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers, and the impact of anticipated operating efficiencies.
Raqia Networks, Inc.
          On February 27, 2003, the Company acquired substantially all the assets of Raqia Networks, Inc., (“Raqia”) a development stage company, consisting primarily of technology-related intangible assets. Total consideration paid by the Company was 354 shares of SafeNet common stock with an estimated value of $6,098 and $890 in cash. The Company had previously invested $1,000 in Raqia Networks.
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
          All of the assets and liabilities were assigned to the Embedded Security Segment. The purchase price, $6,330, represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations on the acquisition date. The value assigned to purchased in-process technology relates to one project for ReGXP, which is a content inspection technology.
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
          All of the assets and liabilities were assigned to the Embedded Security Segment. The $3,557 of goodwill that was assigned to the Embedded Security segment in connection with this acquisition is deductible for tax purposes. The primary factors contributing to a purchase price for the OEM business of SSH that resulted in the recognition of goodwill included the belief that the acquisition will enhance the Company’s product line, expand its international sales and provide broader technology and expertise to its customers.

2004 Acquisitions:
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
          The aggregate purchase price was $412,225 consisting of 10,306 shares of common stock valued at approximately $375,128, 1,944 options to purchase common stock with an aggregate value of the vested portion of $31,440, and estimated direct costs of the acquisition of $5,657. The fair value of the common stock issued was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced.
Datakey Corporation
          On September 9, 2004, the Company entered into an agreement to acquire Datakey, Inc., (“Datakey”) pursuant to a cash tender offer to acquire all of the common stock of Datakey for $0.65 per share and all of the outstanding convertible preferred stock of Datakey for $2.50 per share. Upon the closing of the tender offer on October 26, 2004, the Company acquired approximately 8.8 million shares, or approximately 75% of Datakey’s outstanding common stock and 150,000 shares of Datakey’s convertible preferred stock, representing all of Datakey’s outstanding convertible preferred stock. The Company acquired the remaining common stock of Datakey in a merger pursuant to which all remaining shares of Datakey common stock that were not validly tendered and purchased in the tender offer, except those shares for which appraisal rights under applicable law have been properly exercised, were converted into the right to receive $0.65 per share in cash. The Company completed this merger on December 15, 2004. The Company began consolidating the results of operations of Datakey on October 26, 2004, net of a minority interest until December 15, 2004, when the remaining outstanding stock of Datakey was purchased.
          Datakey was a provider of token-based solutions that simplify enterprise-wide access and identity management. The acquisition expanded our customer base and product offerings. The acquisition provided authentication solution products that facilitate the administration and management of digital identities and access to information technology resources. These products were incorporated into our existing identity management solution in our Enterprise Security Division.
          The aggregate purchase price was $11,595, consisting of cash of $10,563 for the acquisition of outstanding stock, 30 options to purchase common stock with an aggregate value of $449, and estimated direct costs of the acquisition of $583. The cash payment included an advance payment to Datakey of $2,181 which was used to retire outstanding debt.
          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the respective dates of acquisition for the 2004 acquisitions.

	Rainbow	Datakey
Current assets	$91,908	$2,638
Deferred income taxes	4,182	—
Property and equipment	9,837	66
Goodwill	252,573	8,061
Intangible assets subject to amortization	117,277	4,473
Intangible assets not subject to amortization — trademarks	13,520	100
Other assets	512	6

Total assets acquired	489,809	15,344

Current liabilities	23,811	1,591
Other liabilities	3,187	420
Accrued income taxes	1,828	1,738
Deferred income taxes	42,258	—
Other current liabilities	2,641	—
Accrued warranty costs	3,423	—
Accrued restructuring costs	436	—

Total liabilities assumed	77,584	3,749

Net assets acquired	$412,225	$11,595

	Rainbow	Datakey
Intangible assets subject to amorization*:
Developed technology	$89,000	$4,137
Customer contracts	16,890	205
Patents	10,247	—
Customer list, backlog, purchase orders	1,140	131

	$117,277	$4,473

*	The average amortization period for the developed technology is 8 – 9 years, customer contracts is 7 – 10 years, patents is 9 years and customer list is 5 – 10 years.

	Rainbow	Datakey
Allocation of goodwill by operating segment
Embedded Security segment	$94,202	$—
Enterprise Security segment	158,371	8,061

	$252,573	$8,061

          None of the goodwill is deductible for tax purposes. The primary factors contributing to a purchase price that resulted in the recognition of goodwill included the belief that the combined strengths of the two companies enable them to compete more effectively than SafeNet could alone, the belief that the mergers allow the combined company to grow its base of government and commercial customers, enhance its product line, expand its international sales and provide broader technology and expertise to its customers, and the impact of anticipated operating efficiencies.
          The unaudited pro-forma combined historical results for the years ended December 31, 2004 and 2003 as if Cylink, Rainbow, and Datakey had been acquired on January 1, 2003, are as follows:

	2004	2003
	(In thousands, except per share data)
Revenues	$235,351	$214,614
Loss from continuing operations	$(1,676)	$(20,841)
Loss from discontinued operations (GDS)	$—	$(261)

Net loss	$(1,676)	$(21,102)

Loss per common share — basic and diluted:
Loss from continuing operations	$(0.07)	$(0.98)
Loss from discontinued operations (GDS)	—	(0.01)

Net loss	$(0.07)	$(0.99)

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
          Unaudited pro-forma results of operations for Raqia and SSH have been omitted as these acquisitions would not have materially affected the reported results of operations in 2003 had the acquisitions occurred on January 1, 2003.
2005 Acquisitions:
DMDsecure, B.V.
          On April 4, 2005, SafeNet, Inc. completed the acquisition of DMDsecure, B.V. (“DMDsecure”) in a cash transaction. As a result of the acquisition, DMDsecure has become a wholly-owned subsidiary of SafeNet. The aggregate purchase price was $9,498, including direct costs of acquisition of $242, with additional contingent consideration payable to the sellers during the subsequent twelve-month period pursuant to an earn-out schedule that is based on earned revenues. Any contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired business and additional goodwill will be recorded. The results of operations of DMDsecure have been included in the Company’s consolidated results of operation beginning on April 4, 2005.
          DMDsecure is a provider of protection for electronic content. The acquisition expanded the Company’s presence in the digital rights management marketplace. These offerings will be incorporated into the Embedded Security division.
          All of the assets and liabilities were assigned to the Embedded Security division. The Company valued $1,196 of the purchase price as the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations on the acquisition date. The value assigned to purchased in-process technology relates to one project — DMD Mobile v2.
          The Company has preliminarily estimated goodwill of $6,897 and assigned it to the Embedded Security segment. This goodwill is not expected to be deductible for tax purposes. The primary factors contributing to a purchase price for DMDsecure that resulted in the recognition of goodwill included expansion of new product offerings in the digital rights management marketplace that will also be leveraged to the existing SafeNet customer base.

MediaSentry, Inc
          On June 1, 2005, the Company acquired all of the issued shares of MediaSentry, Inc. for cash and stock consideration complemented with an earn out schedule. The results of operations of MediaSentry have been included in the Company’s consolidated results of operations beginning June 1, 2005. MediaSentry is a global provider of anti-piracy and business management services for the recording and motion picture industries. MediaSentry’s anti-piracy solutions help clients detect and deter unauthorized distribution of copyrighted content and prosecute those who engage in piracy.
          This acquisition expands SafeNet’s anti-piracy offerings to include the protection of copyrighted content on peer-to-peer networks, while gaining a new competency in managed services with a stellar customer list. The aggregate initial purchase price was $20,482, consisting of cash of $14,006, 194 shares of common stock valued at approximately $6,000, 35 options to purchase common stock with an aggregate estimated fair value of $292, and estimated direct costs of the acquisition of $184.
          The former shareholders shall have the opportunity to earn additional consideration if revenue for the period July 1, 2005 through December 31, 2006 is more than $18,800. The earn-out would be paid 70% in cash and 30% in SafeNet common stock and would be recorded as goodwill when earned.
          The Company has preliminarily estimated goodwill of $13,494 and assigned it to the Embedded Security segment. The entire balance of that amount is expected to be deductible for tax purposes. The primary factor contributing to a purchase price for MediaSentry that resulted in recognition of goodwill is that it will allow SafeNet to broaden its market with new technologies to include anti-piracy and business management services for the recording and motion picture industries. These anti-piracy solutions help clients detect and deter unauthorized distribution of copyrighted content and prosecute those who engage in piracy activities.
Eracom Technologies AG
          On November 14, 2005, the Company entered into a Purchase Agreement with the shareholders of Eracom Technologies AG, a company incorporated under the laws of Germany (“Eracom”), pursuant to which the Company acquired all of the equity interests of Eracom. The Company completed this acquisition on December 1, 2005, and the results of operations of Eracom are included in the operations of the Company as of the acquisition date.
          Eracom Technologies AG is a leading pioneer and developer of Hardware Security Modules (HSMs) and data encryption software. The acquisition enhances SafeNet’s Borderless Security Offering, with the addition of full disk and file encryption, and strengthens the Company’s business in the financial services industry by opening opportunities in the Electronic Funds Transfer (EFT), credit card and ATM markets, and new segments of the Company’s already established financial services offering. Eracom also markets an industry leading PC disk encryption system which complements SafeNet’s Borderless Solution. This offering will expand SafeNet’s end point security solution with disk encryption which is in high demand today by governments, businesses and consumers. These products are used to protect integrity of data on individual PCs and laptops by requiring authentication of the user before the device is booted-up and data is accessed. It is a natural progression for SafeNet to offer customers authentication and local disk encryption from its portfolio. These products complement SafeNet’s Borderless Security Solution offering authentication, authorization and VPN. The Eracom solutions will be integrated into SafeNet’s Enterprise Segment.
          The Company has preliminarily estimated goodwill of $23,739 and assigned it to the Enterprise segment. This goodwill is not expected to be deductible for tax purposes. The primary factors contributing to a purchase price for Eracom that resulted in the recognition of goodwill included expansion of markets for existing product lines, new product offerings in the Borderless Solutions marketplace that compliments existing SafeNet Borderless projects, and new product offerings that will also be leveraged to the existing SafeNet customer base.

          The aggregate initial purchase price was $23,612, consisting of cash of $23,259 and estimated direct costs of the acquisition of $353. The Company has preliminarily estimated the fair value of the acquired intangible assets at $7,428. The $7,428 of acquired intangibles was assigned to the following asset classes: $1,050 of patents, $6,013 of customer contracts and $365 of non-compete agreements. The estimated amortization periods are as follows: for patents 8 years, 8 years for customer contracts, and 8 years for non-compete agreements.
          The Company has not yet obtained an independent valuation of the intangible assets acquired from Eracom and these preliminary amounts and useful lives are based on the Company’s current estimates based on other similar acquisitions. Accordingly, when the Company obtains the independent valuation of these assets, these estimated amounts and useful lives will change and those changes could be material.
          The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of the 2005 acquisitions. The Company is in the process of completing certain analyses and obtaining or finalizing certain third party valuations of theses businesses. The Company is also finalizing its estimates of the direct costs of the acquisition, and thus the allocation of the purchase price is subject to further refinement.

	DMDsecure	MediaSentry	Eracom
Current assets	$319	$2,027	$3,563
Property and equipment	70	1,207	286
Deferred income taxes	92	—	—
Acquired in-process research and development	1,196	—	—
Other intangibles	1,968	7,100	7,428
Goodwill	6,897	13,494	23,739
Other	—	—	116

Total assets acquired	10,542	23,828	35,132

Current liabilities	401	716	5,638
Other liabilities	—	360	3,954
Accrued income taxes	—	8	24
Deferred income taxes	—	54	1,904
Capital leases — short-term	—	484	—
Note payable	—	300	—
Deferred income taxes	643	1,035	—
Capital leases — long-term	—	389	—

Total liabilities assumed	1,044	3,346	11,520

Net assets acquired	$9,498	$20,482	$23,612

	DMDsecure	MediaSentry	Eracom
Intangible assets subject to amorization*:
Developed technology	$—	$2,000	$—
Customer contracts	1,675	5,100	6,013
Patents	293	—	1,050
Non-compete agreements	—	—	365

	$1,968	$7,100	$7,428

*	The average amortization period for the developed technology is 8 — 9 years, customer contracts is 7 — 10 years, patents is 9 years and non-compete agreements is 3 years.

	DMDsecure	MediaSentry	Eracom
Allocation of goodwill by operating segment
Embedded Security segment	$6,897	$13,494	$—
Enterprise Security segment	—	—	23,739

	$6,897	$13,494	$23,739

     The unaudited pro forma combined historical results for the years ended December 31, 2005 and 2004 as if Rainbow, Datakey, MediaSentry, and Eracom had been acquired on January 1, 2004, are as follows:

	2005	2004
	(In thousands, except per share data)
Revenues	$276,976	$252,670

Net loss	$(7,590)	$(4,433)

Loss per common share — basic and diluted:	$(0.30)	$(0.18)

          The acquisition of DMDsecure, B.V. would not have materially affected the pro forma reported results of operations in 2005 and 2004 had the acquisition occurred on January 1, 2004.
(4) RESTRUCTURING CHARGE
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

          The Company calculated an estimated liability of $6,290 as of March 16, 2004 based on current expectations of market rates for subleasing the property and the anticipated amount of time required to sublease the property. This amount was reduced by the then remaining unfavorable lease liability of $4,805 recorded by the Company for this property in connection with Cylink purchase accounting, yielding a net charge of $1,485 for the year ending December 31, 2004, which is included in the results of operations of the Enterprise Security segment. During the fourth quarter of 2004, the Company revised its estimates of sublease income and accordingly, reduced the liability by $185. As of December 31, 2005 and 2004, the current and long-term portions of this liability are classified as a restructuring liability in the accompanying consolidated balance sheets.
          Effective June 30, 2005, in connection with the continued integration of Rainbow, the Company also ceased using and exited an existing leased property in Ottawa, Canada. The Company calculated the fair value of the liability of $3,340 as of June 30, 2005 based on the terms of an actual sublease in place. This amount was reduced by the remaining unfavorable lease and restructuring liability of $881 recorded by the Company for this property in connection with Rainbow purchase accounting, yielding a net charge during the period of $2,459 which was included in the results of operations of the Enterprise Security segments. As of December 31, 2005, the current and long-term portions of this liability are classified as a restructuring liability in the accompanying consolidated balance sheet.
(5) INVENTORIES
          Inventories consisted of the following at December 31:

	2005	2004
Raw materials	$4,668	$4,667
Finished goods	13,111	8,462
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized	6,624	5,765

	24,403	18,894
Reserve for excess and obsolete inventory	(2,227)	(726)

	$22,176	$18,168

(6) PROPERTY AND EQUIPMENT
          Property and equipment consisted of the following at December 31:

	2005	2004
Furniture and equipment	$18,730	$13,251
Buildings	1,639	5,572
Computer software	4,533	3,276
Leasehold improvements	3,526	2,602

	28,428	24,701
Accumulated depreciation and amortization	(10,524)	(6,388)

	$17,904	$18,313

(7) GOODWILL
          The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	Embedded	Enterprise
	Security	Security
	Segment	Segment	Total
Balance as of January 1, 2004	$18,086	$24,321	$42,407
Goodwill recorded during the year:
Acquisition of Rainbow	158,256	94,146	252,402
Acquisition of Datakey	—	7,606	7,606
Purchase price allocation adjustments	705	785	1,490
Foreign currency translation adjustment	1,406	—	1,406

Balance as of December 31, 2004	178,453	126,858	305,311
Goodwill recorded during the year:
Acquisition of MediaSentry	13,494	—	13,494
Acquisition of DMDsecure	6,897	—	6,897
Acquisition of Eracom	—	23,739	23,739
Purchase price allocation adjustments
Rainbow	(608)	(867)	(1,475)
Datakey	—	454	454
Recognition of tax benefit for acquired net operating loss carryforwards	(3,529)	(2,890)	(6,419)
Reclassification*	(46,886)	46,886	—
Foreign currency translation adjustments	(2,186)	(30)	(2,216)

Balance as of December 31, 2005	$145,635	$194,150	$339,785

*	In 2005 there was a realignment of products acquired in the Rainbow acquisition and the estimated related goodwill was reclassified from the Embedded segment to the Enterprise segments.
(8) ACQUIRED INTANGIBLE ASSETS
          Acquired intangible assets consisted of the following at December 31, 2005, of which $64,327 related to the Enterprise Security Division, and $67,991 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts / relationships	7.5	$41,900	$(12,870)	$29,030
Developed technology	8.1	104,896	(28,098)	76,798
Patents and related technology	7.2	17,394	(7,563)	9,831
Tradenames	0.5	100	(100)	—
Non-compete agreements	2.1	2,532	(2,089)	443
Purchase orders and contract backlog	0.9	1,459	(1,459)	—

Total	7.7	168,281	(52,179)	116,102

Intangible assets not subject to amortization:
Trademarks	N/A	13,520	—	13,520
Domain names	N/A	2,696	—	2,696

Total acquired intangible assets		$184,497	$(52,179)	$132,318

          Acquired intangible assets consisted of the following at December 31, 2004, of which $52,876 related to the Enterprise Security Division, and $86,316 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts / relationships	7.4	$29,140	$(6,891)	$22,249
Developed technology	8.3	102,520	(13,432)	89,088
Patents and related	7.2	15,842	(4,472)	11,370
Non-compete agreements	2.0	2,066	(1,980)	86
Tradenames	0.5	100	(33)	67
Purchase orders and contract backlog	0.9	1,459	(1,415)	44

Total	7.8	151,127	(28,223)	122,904

Intangible assets not subject to amortization:
Trademarks	N/A	13,520	—	13,520
Domain names	N/A	2,768	—	2,768

Total acquired intangible assets		$167,415	$(28,223)	$139,192

          Amortization expense related to acquired intangible assets for the years ended December 31, 2005 and 2004 was $23,363 and $19,780, respectively. The estimated amortization expense for the years ending December 31 is as follows:

2006	$19,752
2007	18,676
2008	16,891
2009	13,201
2010	11,331
2011 and thereafter	36,251
(9) FAIR VALUE OF FINANCIAL INSTRUMENTS
          The Company has determined the estimated fair values of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop fair value estimates. As a result, the estimates used by management are not necessarily indicative of the amounts that the Company could realize or be required to pay in a current market exchange. The use of different market assumptions, as well as estimation methodologies, may have a material effect on the estimated fair value amounts.
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company believes the carrying value of current assets and current liabilities arising in the ordinary course of business are reasonable estimates of their fair values.
Long-term debt. As of December 31, 2005, the Company has determined that the carrying value of the long-term debt issued on December 13, 2005 of $250,000 is a reasonable estimate of its fair value as of December 31, 2005 (see Note 10).

(10) LONG-TERM DEBT
          On December 13, 2005, the Company completed the issuance and sale in a private placement of $250,000 in principle amount of 2.50% convertible subordinated notes due December 15, 2010, generating net cash proceeds of approximately $244,073 after deducting fees, expenses and the initial purchaser’s discounts. These notes have not been registered with the Securities and Exchange Commission as of December 31, 2005. The Company will file a shelf registration statement with the Securities and Exchange Commission with respect to the resale of the notes and the shares of common stock issuable upon conversion of the notes within 120 days of the original issuance of the notes and management will use its best efforts to cause the registration statement to become effective within 180 days after the original issuance of the notes. Cash interest is payable semiannually in arrears beginning June 15, 2006 at a rate of 2.50% per year. The notes are unsecured and subordinated obligations that rank junior in right of payment to any future senior indebtedness.
          Upon conversion of each $1 principal amount of notes, a holder will receive, in lieu of common stock, an amount in cash equal to the lesser of (1) $1, or (2) the conversion value, determined in the manner set forth in the indenture for the notes. If the conversion value exceeds $1 on the conversion date, the Company will also deliver, at its election, cash or common stock or a combination of cash and common stock with respect to the remaining common stock deliverable upon conversion. In no event will the aggregate number of remaining shares of common stock to be issued upon conversion of any note exceed the aggregate share cap of 20.2 shares (actual amount) per $1 principal amount of notes, subject to adjustment. The initial conversion rate is 24.2131 shares (actual amount) of the Company common stock per $1 principal amount of convertible notes, representing an initial conversion price of $41.30 per share, subject to adjustment upon specified events.
          The notes may be converted at the option of the holder: (1) during any calendar quarter beginning after March 31, 2006 (and only during such calendar quarter), if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the conversion price per share, which is $1 divided by the then applicable conversion rate; (2) during any five business day period after any five consecutive trading day period in which the trading price per $1 principal amount of notes for each day of that period was less than 98% of the product of the closing price of our common stock for each day in that period and the conversion rate per $1 principal amount of notes; (3) if the closing price per share of our common stock on each of five trading days in any period of ten consecutive trading days is more than $82.60, which is 200% of the initial conversion price, subject to adjustment, which the Company refers to as the special trigger event; (4) if specified distributions to holders of the Company’s common stock occur; (5) if any corporate event resulting in a change of control or any other specified fundamental change occurs; or (6) during the six month period from, and including, June 15, 2010 to, but excluding, the maturity date. At December 31, 2005, the notes were not convertible and the holders of the notes had no right to require the Company to repurchase the notes and, therefore, are classified as long-term debt.
          If a special trigger event occurs, the Company will be required to redeem all of the notes for cash at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, to, but excluding, the mandatory redemption date. Also, if a special trigger event occurs, the Company will pay, to the extent described in the indenture for the notes, a make whole premium on notes converted after the special trigger event by increasing the conversion rate applicable to the notes. The amount of the increase in the applicable conversion rate, if any, will be based on a special event average price, as provided in the indenture for the notes, and the mandatory redemption date.
          If a specified fundamental change occurs, holders will have the right to require the Company to repurchase for cash all or any portion of their notes. The fundamental change repurchase price will be 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. Also, if a fundamental change occurs, the Company will pay, to the extent described in the indenture for the notes, a make whole premium on notes converted in connection with such fundamental change by increasing the conversion rate applicable to the notes. The amount of the increase in the applicable conversion rate, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, as described in the indenture for the notes.
          The conversion feature embedded in the convertible notes is not required to be bifurcated and accounted for separate from the notes. The Company does not have a stated intent or past practice of settling such instruments in cash, therefore share settlement is assumed for accounting purposes until the actual settlement takes place. Until conversion, no amounts are recognized in the Company’s financial statements for the ultimate settlement of the conversion feature. Upon conversion, if the Company elects to settle the conversion feature with shares of its common stock, settlement of the conversion feature will be accounted for as an equity transaction involving the issuance of shares at fair value for settlement of the conversion feature. No gain or loss would be recognized in the financial statements as a result of settling the conversion features in shares of common stock. If the Company elects to settle the conversion feature in cash, the full amount of the cash payment for that conversion feature will be treated as a loss on the extinguishment of debt in the Company’s results of operations when settled.
(11) INCOME TAXES
          Significant components of the Company’s income tax expense (benefit) for the years ended December 31, are as follows:

	2005	2004	2003
Current:
Federal	$844	$3,140	$3,662
State	240	476	523
Foreign	6,118	2,133	161

Total current	7,202	5,749	4,346

Deferred (benefit):
Federal	(1,875)	(3,771)	(2,672)
State	(771)	(648)	—
Foreign	(1,577)	251	(56)

Total deferred	(4,223)	(4,168)	(2,728)

Total tax expense (benefit)	$2,979	$1,581	$1,618

          For the years ended December 31, 2005, 2004 and 2003, the Company’s foreign income (loss) before income taxes was $13,852, ($10,441) and ($3,105), respectively.

          Deferred tax assets and liabilities are comprised of the following at December 31:

	2005	2004
Deferred tax assets:
Inventories	$2,157	$3,041
Net operating loss carryforwards	48,672	49,229
Tax credits	12,815	12,301
Property and equipment	394	405
Compensation and accrued reserves	5,306	4,314
Other	3,311	2,872

Total deferred tax assets	72,655	72,162

Deferred tax liabilities:
Deferred gain	—	(1,398)
Intangible assets	(45,803)	(49,524)

Total deferred tax liabilities	(45,803)	(50,922)

Net deferred tax asset	26,852	21,240
Less: valuation allowance	(60,876)	(62,468)

Total	$(34,024)	$(41,228)

          The reconciliation of the reported income tax expense (benefit) to the amount that would result by applying the U.S. federal statutory tax rate of 34% to income (loss) before income taxes is as follows:

	2005	2004
Tax benefit at U.S. statutory rate	$2,043	$1,280
Effect of permanent differences:
Non-deductible in-process research and and development	407	—
Tax effect of international operations	(2,228)	(1,165)
Non-deductible acquisition costs	(565)	676
Non-deductible expenses related to foreign subsidiaries	533	559
State income taxes, including effect of change in state rate, net of federal benefit	645	(244)
Change in valuation allowance, excluding change related to stock option exercises	1,799	22
Other non-deductible items, net	345	453

Total	$2,979	$1,581

          In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company has established a valuation allowance of $60,876 and $62,468 at December 31, 2005 and 2004, respectively. Unrecognized tax benefits of $48,883 at December 31, 2005 will be allocated to reduce goodwill or other intangible assets upon the determination that these tax benefits will be realized.
          At December 31, 2005, the Company had net operating loss carry-forwards related to its Non-U.S. subsidiaries of approximately $6,672, which do not expire and are available to offset future taxable income, and of approximately $25,982, which expire from 2005 to 2010. The acquisitions of Datakey, Cylink and Raqia increased the Company’s net operating loss carry-forwards for U.S. income tax purposes. At December 31, 2005, the Company had net operating loss carry-forwards for U.S. income tax purposes of approximately $94,496, which expire from 2011 to 2025 and are available to offset future U.S. taxable income subject to limitations with regards to Section 382 of the Internal Revenue Code. The exercise of non-qualified stock options and disqualified disposition of incentive stock options (“stock option deductions”) have generated all of the remaining U.S. net operating loss carry-forwards. When these net operating loss carry-forwards are utilized, the resulting reduction in the valuation allowance will be recorded as a direct increase to additional paid-in capital. During the years ended December 31, 2005 and 2004, an increase to stockholders’ equity of $720 and $2,948, respectively was recorded related to the tax benefit of stock option deductions.
          The Company has made no provision for U.S. income taxes or additional foreign taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($35,700 as of December 31, 2005) because we consider these earnings to be permanently invested. These earnings could become subject to additional taxes if remitted as dividends, loaned to the Company or a U.S. affiliate or if the Company sells its interests in the affiliates. The Company cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.
          The Company evaluated the Foreign Earnings Repatriation provision within the American Jobs Creation Act of 2004 and decided not to apply it in 2005. Accordingly, no income tax expense (or benefit) is recognized with respect to such provision.
          During the year ended December 31, 2005, the Company paid $1,691 in income taxes, net of any refunds received.
(12) LEASES
          The Company leases office facilities and equipment under non-cancelable operating leases expiring at various dates through 2013. The leases require the Company to pay a proportionate share of real estate taxes, insurance and maintenance. The Company recognizes rent expense on a straight-line basis over the respective lease terms. The future minimum payments under the leases for the years ending December 31, are as follows:

2006	$8,029
2007	7,171
2008	6,439
2009	5,471
2010	3,907
2011 and thereafter	5,132
Rent expense under all operating leases for the years ended December 31, 2005, 2004, and 2003 was $5,378, $4,281 and $1,236, respectively.

     The Company has sub-lease arrangements for certain locations, for which the income is recorded as a reduction to rent expense. The future minimum payments to be received under the sub-leases for the years ending December 31 are as follows:

2006	$1,178
2007	1,318
2008	1,480
2009	1,371
2010	1,065
(13) RETIREMENT PLAN
          The Company sponsors a defined contribution retirement plan for employees who have completed three months of service. The Plan permits pre-tax contributions by participants pursuant to Section 401(k) of the Internal Revenue Code (the Code) of 1% to 100% of base compensation up to the maximum allowable contributions as determined by the Code. Matching contributions may be made at the Company’s discretion. The Company’s matching contributions vest with the participant over a 5-year period on a pro rata basis. The Company incurred expenses for its matching contributions for the years ended December 31, 2005, 2004 and 2003 totaling $549, $276 and $360, respectively.
(14) STOCK COMPENSATION PLANS
Stock Option Plans
          The Company sponsors five stock option plans that provide for the granting of stock options to officers, directors, consultants and employees of the Company. Options have been granted with exercise prices that are equal to, or in some cases below the fair market value of the common stock on the date of grant and, subject to termination of employment, expire seven years from the date of grant. Either incentive stock options or non-qualified stock options may be granted under the plans. The vesting and exercise periods are determined by the Board of Directors and the lives may not exceed ten years. Options issued to date generally vest in equal amounts over a vesting period of either three or four years, although certain options have been granted that are fully vested. Option activity during 2003, 2004 and 2005 was as follows:

			Weighted
			Average
	Number	Range of	Exercise
	of Shares	Exercise Prices	Price
Outstanding as of January 1, 2003	1,924	$4.37 to $43.63	$15.08
Granted	925	$16.47 to $38.07	$21.11
Issued in connection with Cylink acquisition	170	$0.20 to $25.00	$12.63
Exercised	(653)	$4.63 to $24.13	$13.69
Cancelled / Forfeited	(177)	$0.20 to $33.63	$17.78

Outstanding as of December 31, 2003	2,189	$4.37 to $43.63	$17.03
Granted	946	$21.70 to $24.35	$22.19
Issued in connection with Rainbow and Datakey acquisitions	1,999	$8.83 to $43.32	$20.58
Exercised	(766)	$5.85 to $33.63	$14.95
Cancelled / Forfeited	(167)	$5.85 to $45.29	$26.71

Outstanding as of December 31, 2004	4,201	$4.37 to $45.29	$19.88
Granted	1,269	$21.70 to $35.11	$30.48
Issued in connection with MediaSentry acquisition	35	$0.03 to $29.96	$20.01
Exercised	(703)	$0.03 to $42.70	$15.88
Cancelled / Forfeited	(395)	$8.53 to $45.29	$24.14

Outstanding as of December 31, 2005	4,407	$0.03 to $45.29	$23.19

Exercisable as of December 31, 2005	2,752	$0.03 to $45.29	$21.01

          The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
$0.03 to $11.17	503	5.84	$8.61	497	$8.64
$11.25 to $18.25	1,011	5.05	$14.93	879	$14.83
$18.50 to $26.00	1,210	7.85	$22.67	749	$22.94
$26.38 to $35.40	1,380	9.20	$30.68	324	$31.86
$35.43 to $45.29	303	4.87	$42.91	303	$42.92

	4,407			2,752

          At December 31, 2005, the Company had reserved 3,794 shares of common stock for exercise of outstanding stock options and additional stock options authorized for granting under existing stock option plans.
Employee Stock Purchase Plan
          In 2002, the Company adopted the SafeNet, Inc. Employee Stock Purchase Plan. The plan allows eligible employees to purchase shares of common stock at 85% of the lower of the closing price of the Company’s common stock on the first trading day or the last trading day of each semi-annual offering period. Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During 2005 a total of 41 shares were issued, 20 in the first quarter and 21 in the third quarter at a price of $22.93 and $28.95, respectively. During 2004 a total of 23 shares were issued, 11 in the first quarter and 12 in the third quarter at a price of $24.19 and $23.53, respectively.
(15) SEGMENTS OF THE COMPANY AND RELATED INFORMATION
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
          The following table sets forth information about the Company’s reportable segments for the years ended December 31:

	2005	2004	2003
Revenue from external customers:
Embedded security	$75,103	$56,009	$19,269
Enterprise security	187,958	145,591	46,925

Consolidated revenues	$263,061	$201,600	$66,194

Significant non-cash items other than depreciation and amortization expense:
Embedded security	$4,167	$5,119	$6,330
Enterprise security	4,535	2,622	3,351

Consolidated significant non-cash items other than depreciation and amortization expense	$8,702	$7,741	$9,681

Operating income (loss):
Embedded security	$(2,713)	$(12,326)	$(6,711)
Enterprise security	2,859	13,403	1,434

Consolidated operating income (loss)	$146	$1,077	$(5,277)

Depreciation and amortization:
Embedded security	$10,429	$7,864	$1,382
Enterprise security	19,690	15,730	7,481

Consolidated depreciation and amortization	$30,119	$23,594	$8,863

Income (loss) before income taxes:
Embedded security	$751	$(7,084)	$(6,632)
Enterprise security	5,256	10,848	2,162

Consolidated income (loss) before income taxes	$6,007	$3,764	$(4,470)

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
          Significant non-cash items excluding depreciation and amortization were comprised of amortization of unearned compensation, restructuring charges and write-offs of acquired in-process R&D. There were no write-offs of acquired in-process R&D for the year ended December 31, 2004.

	2005	2004	2003
Significant non-cash items other than depreciation and amortization consist of the following:
Restructuring charges	$2,391	$1,300	$—
Amortization of unearned compensation	5,115	6,441	—
Write-off of acquired in-process research and development	1,196	—	9,681

Total	$8,702	$7,741	$9,681

	2005	2004	2003
Geographic Information

Revenues:
United States	$185,696	$155,892	$58,321
All other countries	77,365	45,708	7,873

Total	$263,061	$201,600	$66,194

Long-lived assets:
United States	$16,867	$11,975	$5,478
France	—	4,922	—
All other countries	4,923	3,765	313

Total	$21,790	$20,662	$5,791

          Revenues are attributed to countries based on the location of the customer.
(16) SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK
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
          In 2005, one customer of the Enterprise Security Division accounted for 26% of the Company’s consolidated revenues. In 2004, one customer of the Enterprise Security Division accounted for 41% of the Company’s consolidated revenues. In 2003, one customer of the Embedded Security Division accounted for 13% of the Company’s consolidated revenues and one Enterprise Security Division customer accounted for 12% of the Company’s consolidated revenues.
          As of December, 31, 2005, one government client of the Enterprise Security Division accounted for 32% of accounts receivable. As of December 31, 2004, one government client of the Enterprise Security Division accounted for 22% of accounts receivable.
          Some of our security solution products, such as silicon chips for our appliances and our token products, must meet certain quality standards. We currently purchase our silicon chips and token products under short-term supply arrangements from several vendors, all of whom are ISO 9001/2000 registered.

Although we purchase from a limited number of manufacturers, management believes that other suppliers could adapt to provide similar silicon chips and tokens on comparable terms. The time required to locate and qualify other suppliers, however, could cause a delay in manufacturing that may be financially disruptive to the Company.
(17) INCOME (LOSS) PER SHARE
          The following table sets forth the computation of basic and diluted income (loss) per common share for the years ended December 31:

	2005	2004	2003
Numerator — basic and diluted Net income (loss)	$3,028	$2,183	$(6,088)

Denominator:
Weighted average number of shares outstanding — basic	24,751	21,816	11,350

Effect of dilutive stock options	908	821	—

Weighted average number of shares outstanding — diluted	25,659	22,637	11,350

Basic income (loss) per share	$0.12	$0.10	$(0.54)

Diluted income (loss) per share	$0.12	$0.10	$(0.54)

          The diluted loss per common share in 2003 is equal to the basic loss per common share because if potentially dilutive securities were included in the computations, the results would be anti-dilutive. These securities consist of outstanding options and warrants to purchase 2,214 shares of the Company’s common stock as of December 31, 2003.
(18) SUBSEQUENT EVENT
          On February 8, 2006, SafeNet, Inc. (“SafeNet”) announced that it had reached an agreement with the board of directors of nCipher plc, a company incorporated under the laws of England and Wales (“nCipher”), on the terms of a recommended cash offer for the entire issued (and issuable upon exercise of options granted) ordinary share capital of nCipher, for 300 pence in cash for each nCipher share (the “Offer” and the “Offer Price”, respectively). Based on the Offer Price, the number of nCipher outstanding shares and the number of nCipher shares issuable upon exercise of options granted, the total consideration to be paid by SafeNet would be approximately £86.1 million (approximately US$150 million).
          The directors of nCipher have unanimously recommended that nCipher shareholders accept the Offer. In addition, SafeNet has received (i) irrevocable undertakings to accept the Offer from all of the directors of nCipher with respect to nCipher shares representing approximately 9.3% of nCipher’s outstanding ordinary share capital; (ii) irrevocable undertakings to accept the Offer from certain institutional shareholders, with respect to nCipher shares representing approximately 29.9% of nCipher’s outstanding ordinary share capital, which undertakings will become non-binding if the Offer lapses or is withdrawn or if an offer for nCipher shares is made by a third party at certain prices per nCipher share; and

(iii) non-binding letters in support of the Offer from certain other institutional shareholders, with respect to nCipher shares representing approximately 12.6% of nCipher’s outstanding ordinary share capital. Also, nCipher has agreed to pay a fee to SafeNet of £860,578 (approximately US$1.500) if the Offer is not consummated due to certain events.
          The Offer is subject to certain conditions, including the valid acceptances of not less than 90% (or such lesser percentage as SafeNet may decide) of the nCipher shares to which the Offer relates. Upon the Offer becoming, or being declared, unconditional in all respects and sufficient acceptances being received, SafeNet intends to exercise its rights in accordance with the laws of the United Kingdom to acquire the remaining nCipher shares not tendered in the Offer. SafeNet expects the acquisition to close in the second quarter of 2006.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	Balance at	Charged to	Charges			Balance
	Beginning	Costs and	to Other	Deductions		at End
	of Period	Expenses	Accounts (a)	(b)	Recovery	of Period

Allowance for doubtful accounts:
2005	$2,264	$192	$481	$(694)	$35	$2,278
2004	940	857	715	(248)	—	2,264
2003	224	24	775	(83)	—	940

Reserve for obsolete inventory:
2005	726	1,784	—	(283)	—	2,227
2004	1,275	(307)	—	(242)	—	726
2003	958	418	—	(101)	—	1,275

Accrued warranty costs:
2005	3,192	2,866	—	(1,615)	—	4,443
2004	259	3,917	—	(463)	(521)	3,192
2003	50	—	209	—	—	259

Valuation allowance for deferred tax assets:
2005	62,468	1,914	9,293	(6,377)	(6,422)	60,876
2004	39,570	22	22,876	—	—	62,468
2003	8,141	592	30,837	—	—	39,570

(a)	Represents reserves acquired through purchase business combinations or established through charges to stockholders’ equity

(b)	Deductions represent write-offs of specifically identified accounts
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A – CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2005. As a result of the material weakness in internal control over financial reporting discussed below, as well as various adjustments that were identified during the audit process that resulted in the restatement of the interim consolidated financial statements for the three and six month periods ended June 30, 2005 and the three and nine month periods ended September 30, 2005, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.
     To address the material weakness described below, the Company has already added two new accountants in its corporate headquarters with relevant accounting experience, and created and filled the position of Director of Revenue Recognition. In addition, the Company is seeking to fill positions in a newly created corporate controller group whose responsibility it will be to review the consolidation of the worldwide operations and to provide a review function for financial information reported from the regional operation centers. The Company intends to hire approximately four accountants during 2006 with relevant accounting experience, including a seasoned leader to manage this group.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     With the exception of the item described above, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting as of December 31, 2005.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, management is using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
     Based on this assessment, management has identified a material weakness in internal control as of December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness pertains to insufficient staffing and technical expertise in the Company’s accounting and financial reporting functions. The inadequate level of staffing and technical expertise results in certain accounting processes and controls around the financial statement close and financial reporting processes, the processes for accounting for non-routine transactions and judgmental reserves, as well as certain controls over transaction processing, not being performed correctly, or on a timely basis. As a result of this weakness, material adjustments were identified related to accounting for revenue and costs on certain long-term contracts, restructuring accruals for the exit of operating leases, and the provision for income taxes, as well as various adjustments in other areas that were not as material, either individually or in the aggregate. Until this material weakness is remediated, there is more than a remote likelihood that misstatements to our interim and annual financial statements could occur and not be prevented or detected by the Company’s internal control over financial reporting.
     The adjustments described above resulted in the restatement of the Company’s previously issued financial statements for the three and six month periods ended June 30, 2005 and the three and nine month periods ended September 30, 2005. In addition, there were immaterial adjustments to previously issued financial statements for the three month period March 31, 2005. Accordingly, management has determined that this deficiency in controls reflects a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in COSO Internal Control — Integrated Framework.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report, which follows.

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
On Internal Control over Financial Reporting
The Board of Directors and Stockholders of SafeNet, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SafeNet, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness described below, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SafeNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005. Management determined that it lacks sufficient staffing and technical expertise in its accounting and financial reporting functions. The inadequate level of staffing and technical expertise results in certain accounting processes and controls around the financial statement close and financial reporting processes, the processes for accounting for non-routine transactions and judgmental reserves, as well as certain controls over transaction processing, not being performed correctly, or on a timely basis. As a result of these issues, adjustments were identified during the audit process that have been recorded and disclosed in the interim and annual consolidated financial statements. The adjustments primarily were related to accounting for revenue and costs on certain long-term contracts, restructuring accruals for the exit of operating leases, and the provision for income taxes, and also included the valuation of intangible assets acquired in purchase business combinations, the calculation of certain reserves and accruals, and disclosures related to stock compensation awards. Until this material weakness is remediated, there is more than a remote likelihood that misstatements to the Company's interim and annual financial statements could occur and not be prevented or detected by the Company's internal control over financial reporting.
As a result of the aforementioned adjustments, SafeNet, Inc. concluded that the Company’s previously issued interim financial statements for the three and six month periods ended June 30, 2005 and the three and nine month periods ended September 30, 2005 should be restated. The restatements are discussed in this Form 10-K in Part II, Item 6, “Selected Financial Data,” which also includes other adjustments to the financial statements for the three month period ended March 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 15, 2006 on those financial statements.
In our opinion, management’s assessment that SafeNet, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SafeNet, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
/s/ Ernst & Young LLP
Baltimore, Maryland
March 15, 2006
PART III
ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders. The proxy statement (or an amendment to this Form 10-K containing such information) will be filed with the SEC no later than 120 days after December 31, 2005.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders. The proxy statement (or an amendment to this Form 10-K) which will be filed with the SEC no later than 120 days after December 31, 2005.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2006 annual meeting of stockholders. The proxy statement (or an amendment to this Form 10-K containing such information) will be filed with the SEC no later than 120 days after December 31, 2005.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2006 annual meeting of stockholders. The proxy statement (or an amendment to this Form 10-K containing such information) will be filed with the SEC no later than 120 days after December 31, 2005.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the definitive proxy statement for our 2006 annual meeting of stockholders. The proxy statement (or an amendment to this Form 10-K containing such information) will be filed with the SEC no later than 120 days after December 31, 2005.
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The financial statements filed as part of this report are listed separately on the Index To Financial Statements on page 52 of this Form 10-K.

	2.	Financial Statement Schedules: Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable therefore have been omitted
(b) Exhibits required by Item 601 of Regulation S-K:

2A	Agreement and Plan of Reorganization dated June 1, 2005 by and among the Registrant, MediaSentry, Inc., Sidecast Merger Corp. and certain shareholders of MediaSentry, Inc.	I/B/R(1)

2B	Purchase Agreement dated November 14, 2005 by and among the Registrant, SafeNet Technologies B.V. and the holders of the share capital of Eracom Technologies AG	I/B/R(2)

3A	Restated Certificate of Incorporation of Registrant, as filed with the Secretary of State of Delaware on May 23, 2001	I/B/R(3)

3B	By-laws of Registrant	I/B/R(4)

4A	Specimen of Common Stock Certificate of Registrant	I/B/R(5)

4B	Indenture, dated as of December 13, 2005, by and between the Registrant and Citibank, N.A., as trustee	I/B/R(6)

4C	Form of 2.50% Convertible Subordinated Note due 2010	I/B/R(6)

4D	Registration Rights Agreement, dated as of December 13, 2005, by and between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated	I/B/R/(6)

10A	Office lease dated June 25, 2003 by and between Waters Edge Corporate Campus LLC and SafeNet, Inc.	I/B/R(7)

10B	Stock Option Plan of 1989	I/B/R(8)

10C	1999 Employee Stock Option Plan	I/B/R(9)

10D	1999 Stock Bonus Plan	I/B/R(9)

10E	Non-Employee Director Stock Option Plan	I/B/R(9)

10F	2000 Employee and Directors Stock Option Plan	I/B/R(9)

10G	2001 Omnibus Stock Plan	I/B/R(10)

10H	Employment Agreement with Anthony Caputo	I/B/R(11)

10I	Employment Agreement with Carole D. Argo	I/B/R(4)

10J	Employment Offer Letter with Shelley A. Harrison	I/B/R(12)

10K	Employee Stock Purchase Plan	I/B/R(13)

10L	Form of Indemnification Agreement for Directors and Officers	I/B/R(7)

10M	Second Amendment to Lease and Partial Termination Agreement dated October 30, 2002 by and between Cylink Corporation and Orchard Jay Investors, LLC for facilities located in Santa Clara, California	I/B/R(14)

10N	First Amendment to Employment Agreement with Anthony Caputo	I/B/R(4)

10O	Employment Agreement with Kenneth A. Mueller	I/B/R(4)

10P	Lease for premises at 371 Van Ness Way, Torrence, California, dated October 2, 1997, between Surf Management Associates and Mykotronx, Inc.	I/B/R/(15)

10Q	Lease for premises at 8 Hughes, Irvine, California, between Alton Irvine Partners, LLC and Rainbow Technologies, Inc.	I/B/R/(16)

10R	Lease for premises at 50 Technology Drive, Irvine, California, dated April 14, 2000, between The Irvine Company and Rainbow Technologies, Inc.	I/B/R/(17)

10S	Lease for premises at 357 and 359 Van Ness Way, Torrenece, California, dated May 1, 2002, between Surf Management Associates and Mykotronx, Inc.	I/B/R/(18)

10T	Employment Agreement with Chris Fedde	*

10U	Summary of Non-Employee Director Compensation	I/B/R(19)

21	Subsidiaries of Registrant	*

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm	*

31.1	Rule 13a-14(a)/15-d-14(a) Certification	*

31.2	Rule 13a-14(a)/15-d-14(a) Certification	*

32.1	Section 1350 Certification	*

32.2	Section 1350 Certification	*

*	Filed herewith.

(1)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by reference.

(2)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 7, 2005 and incorporated herein by reference.

(3)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 and incorporated herein by reference.

(4)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10Q for the quarter ended September 30, 2004 filed on November 9, 2004 and incorporated herein by reference

(5)	Included as an exhibit to the Registration Statement on Form S-18 (File No. 33-28673) of the Registrant and incorporated herein by reference.

(6)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 15, 2005 and incorporated herein by reference.

(7)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on July 31, 2003 and incorporated herein by reference.

(8)	Included as an exhibit to the Registration Statement on Form S-1 (File No. 33-52066) of the Registrant and incorporated herein by reference.

(9)	Included as an attachment to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 1999 and incorporated herein by reference.

(10)	Included as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 29, 2005 and incorporated herein by reference.

(11)	Included as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 7, 2002 and incorporated herein by reference.

(12)	Included as an exhibit to the Registration Statement on Form S-3 (File No. 333-106084) of the Registrant filed on July 9, 2003 and incorporated herein by reference.

(13)	Included as an attachment to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on June 4, 2002 and incorporated herein by reference.

(14)	Included as an exhibit to the Quarterly Report on Form 10-Q of Cylink Corporation (File No. 0-27742) for the quarter ended September 29, 2002 filed on November 13, 2002 and incorporated herein by reference.

(15)	Included as an exhibit to the Annual Report on Form 10-K of Rainbow Technologies, Inc. (File No. 0-16641) for the fiscal year ended December 31, 1999 filed on March 30, 2000 and incorporated herein by reference.

(16)	Included as an exhibit to the Annual Report on Form 10-K of Rainbow Technologies, Inc. (File No. 0-16641) for the fiscal year ended December 31, 2000 filed on April 2, 2001 and incorporated herein by reference.

(17)	Included as an exhibit to the Quarterly Report on Form 10-Q of Rainbow Technologies, Inc. (File No. 0-16641) for the quarter ended September 30, 2002 filed on November 12, 2002 and incorporated herein by reference.

(18)	Included as an exhibit to the Annual Report on Form 10-K of Rainbow Technologies, Inc. (File No. 0-16641) for the fiscal year ended December 31, 2002 filed on March 28, 2003 and incorporated herein by reference.

(19)	Included under the section titled “Compensation of Directors” in the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 6, 2005 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET, INC.

By:	/s/ Anthony A. Caputo

Anthony A. Caputo
Chairman and Chief Executive Officer

Date: March 15, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony A. Caputo	Chairman and Chief Executive Officer	March 15, 2005

Anthony A. Caputo
Senior Vice President and Chief Financial Officer
/s/ Kenneth A. Mueller	(Principal Financial and Accounting	March 15, 2006

Kenneth A. Mueller	Officer)

/s/ Thomas A. Brooks	Director	March 15, 2006

Thomas A. Brooks

/s/ Shelley A. Harrison	Director	March 15, 2006

Shelley A. Harrison

/s/ Ira A. Hunt, Jr.	Director	March 15, 2006

Ira A. Hunt, Jr.

/s/ Bruce R. Thaw	Director	March 15, 2006

Bruce R. Thaw

/s/ Andrew E. Clark	Director	March 15, 2006

Andrew E. Clark

/s/ Walter W. Straub	Director	March 15, 2006

Walter W. Straub

/s/ Arthur L. Money	Director	March 15, 2006

Arthur L. Money