Form 10-K/A
period 2005-12-31
SAFENET INC
filed 2006-04-11
CIK 850313

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

Explanatory Note
SafeNet Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2005 (this “Amendment”) to include the information required to be disclosed under Part III of the Form 10-K and to update the list of subsidiaries included in Exhibit 21. In connection with the filing of this Amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including certain currently dated certifications. This Amendment continues to speak as of the date of the original filing of the Form 10-K and the Company has not updated the disclosure in this Amendment to speak to any later date.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS

		Director
Name	Age	Since
Anthony A. Caputo	64	1986
Thomas A. Brooks	69	1998
Andrew E. Clark	44	2001
Shelley A. Harrison	63	1999
Ira A. Hunt, Jr.	81	1990
Arthur L. Money	66	2004
Walter W. Straub	62	2004
Bruce R. Thaw	53	1990
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
     Andrew E. Clark has served as a director of the Company since 2001. He is Chairman and President of Wheatfield Ventures, LLC, a private equity firm concentrating on early stage investing within the technology sector. Mr. Clark sits on the Advisory Board of Spring Capital Partners, L.P., a small business investment company providing subordinated mezzanine debt financing in the Mid-Atlantic region, and is also a member of the board of directors of Howard Bancorp. From October 1997 through December 2000, Mr. Clark held various executive positions with Verio, Inc., including President of the eBusiness/ Custom Web Development and East Regional business units. Mr. Clark began his career as a professional at KPMG Peat Marwick. He received his B.S. degree in Accounting from Washington and Lee University and is a Certified Public Accountant in the State of Maryland.
     Shelley A. Harrison, has served a director of the Company since 1999. Since May 1, 2003 he has served as a part-time employee of the Company providing services as advisor to the CEO on corporate development and mergers and acquisitions. Dr. Harrison has been Chairman of SPACEHAB Inc. (NASDAQ: SPAB) since August 1993, and served as Chief Executive Officer from April 1996 to March 2003. Dr. Harrison co-founded and served as Chairman and Chief Executive Officer of Symbol Technologies Inc. (NYSE: SBL) from 1973 to 1982. Dr. Harrison is a founder and Managing General Partner of PolyVentures I & II, high-technology venture capital funds organized in 1987 and 1991, respectively. Dr. Harrison was a Member of Technical Staff at Bell Telephone Laboratories and a Professor of Electrical Sciences at the State University of New York at Stony Brook. Dr. Harrison holds a Ph.D. and Master of Science degree in Electrophysics from Polytechnic University and a Bachelor’s Degree of Electrical Engineering from New York University. Dr. Harrison is also a member of the Board of NetManage, Inc., as well as several private technology companies.

     Ira A. Hunt, Jr. has served as a director of the Company since December 1990. Mr. Hunt is a graduate of the U.S. Military Academy, West Point, New York. He served 33 years in various command and staff positions in the U.S. Army, retiring from active military service as a Major General in 1978. Subsequently, Mr. Hunt was President of Pacific Architects and Engineers in Los Angeles, California and a Vice President of Frank E. Basil, Inc. in Washington, D.C. He was a Freeman Fellow of the American Society of Civil Engineers. Mr. Hunt has a Master of Science degree in civil engineering from the Massachusetts Institute of Technology; a Master of Business Administration degree from the University of Detroit; a Doctor of the University degree from the University of Grenoble, France; and a Doctor of Business Administration degree from George Washington University. Mr. Hunt also serves on the Boards of Biometric Associates, Inc. and Gales Industries.
     Arthur L. Money was appointed to the Company’s Board of Directors on March 16, 2004. He was a director of Rainbow Technologies, Inc. from September 2002 until the consummation of the merger of the Company and Rainbow in March 2004. He is currently president of ALM Consulting, specializing in command control and communications, intelligence, signal processing, and information processing. Mr. Money is also a director of the following publicly traded companies: Silicon Graphics Inc. (OTC BB: SGID.OB), CACI International Inc. (NYSE: CAI), Essex Corp. (NASDAQ: KEYW), Intevac Inc. (NASDAQ: IVAC), Terremark Worldwide Inc. (AMEX: TWW), Intelli-Check Inc. (AMEX: IDN) and Federal Services Acquisition Corp. (OTC BB: FDSA). From 1999 to 2001, Mr. Money was the assistant secretary of defense (C3I) and Department of Defense CIO. Prior to 1999, Mr. Money served as the assistant secretary of the Air Force for Research, Development, and Acquisition, and was vice president and deputy general manager of TRW. Mr. Money graduated from the University of Santa Clara and San Jose State University where he earned his MSME and BSME, respectively. He has received distinguished public service awards from the U.S. Department of Defense (Bronze Palm), the U.S. Air Force, and the U.S. Navy.
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
     Bruce R. Thaw has served as a director of the Company since December 1990. Since January 2000, Mr. Thaw has served as the President and Chief Executive Officer of Bulbtronics, Inc., a national distributor of technical and specialty light sources and related products to the medical, scientific, entertainment and industrial markets. Mr. Thaw is a practicing attorney and was admitted to the bar of the State of New York in 1978 and the California State Bar in 1983. From 1987 to 2000, Mr. Thaw served as general counsel to the Company. Mr. Thaw is also a director of Nastech Pharmaceutical Company, Inc. (NASDAQ: NSTK), a publicly-traded pharmaceutical company developing innovative products, for multiple therapeutic areas, based on proprietary molecular biology-based drug delivery technologies. Mr. Thaw holds a B.B.A. degree in banking and finance from Hofstra University and a J.D. degree from the Hofstra University School of Law.
OFFICERS
     The executive officers of the Company as of the date of this filing are set forth in the table below. All executive officers are appointed at the annual meeting or interim meetings of the Board of Directors. Each executive officer is appointed by the Board of Directors to hold office until his or her successor is duly appointed and qualified.

Name	Age	Office or Position Held
Anthony A. Caputo	64	Chairman and Chief Executive Officer
Carole D. Argo	44	President,Chief Operating Officer, and interim Chief Financial Officer

Steve Lesem	52	Senior Vice President of Worldwide Sales
Chris S. Fedde	55	Senior Vice President and General Manager, Enterprise Security Division
     Certain biographical information regarding the executive officers, except for Mr. Caputo (see above), is set forth below:
     Carole D. Argo served as Senior Vice President and CFO of SafeNet from 1999 until she was named President and COO in June of 2004, and is currently serving as interim CFO. Ms. Argo is responsible for the company’s day-to-day global operations. Her primary focus is executing the company’s growth strategy with a continuing role in merger and acquisition activity. As interim CFO, she is responsible for all accounting, finance, and treasury functions. Before joining SafeNet, Ms. Argo was chief financial officer of Optelecom, Inc., a publicly traded fiber optics company. Earlier, she spent eight years as vice president of finance and operations at Byk Gardner, an international color and appearance instrumentation company where she was responsible for worldwide manufacturing, product development, and financial operations. She also has seven years of public accounting experience with Deloitte & Touche as an audit manager. She received an executive Master of Business Administration from Loyola College of Maryland, a Bachelor of Science in Accounting from the University of Arizona, and is a Certified Public Accountant.

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
IDENTIFICATION OF AUDIT COMMITTEE
     The Audit Committee is composed of Andrew E. Clark, Thomas A. Brooks, Arthur L. Money and Ira A. Hunt, Jr. The Board of Directors has determined that Mr. Clark is an “audit committee financial expert,” as defined under Item 401 of Regulation S-K promulgated by the Securities and Exchange Commission. The Audit Committee is governed by a written charter approved by the Board of Directors. Each of the members of the Audit Committee is independent, as defined by the Nasdaq Rules and the rules promulgated by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002. The purpose of the Audit Committee is to oversee the financial reporting process, the internal audit function, the systems of internal accounting and financial controls, the performance of the Chief Financial Officer and the performance and independence of the Company’s independent registered public accounting firm, and to review and approve the plans for and results of the annual audit engagement. The Audit Committee recommends to the Board the appointment of a firm to serve as independent auditors, subject to ratification by the stockholders at the annual meeting.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who own more than 10% of the outstanding shares of Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company is aware of the following instances of noncompliance or late compliance with such filings during the fiscal year ended December 31, 2005 by its executive officers and directors: each of the directors of the Company (other than Mr. Caputo) failed to file a Form 4 to report the grant of stock options in August 2005 and each of the executive officers and Dr. Harrison failed to file a Form 4 to report the grant of stock options in September 2005. Each of the directors and executive officers of the Company subsequently filed Forms 5 containing the information required with respect to these grants of stock options.
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
EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table sets forth certain information regarding compensation paid by the Company during each of the Company’s last three fiscal years to (1) the Company’s Chief Executive Officer and (2) the other four most highly compensated executive officers of the Company whose aggregate cash compensation in fiscal year 2005 exceeded $100,000 (the “Named Executive Officers”):

						Long-Term
						Compensation
						Awards
		Annual Compensation
				Other Annual			All Other
		Salary	Bonus	Compensation		Options	Compensation
Name and Principal Position	Year	($)	($)	($)		(Shares)	$
Anthony A. Caputo,	2005	431,102	0	—	(1)	100,000	77,407	(5)
Chairman and Chief	2004	377,000	565,000	—	(1)	100,000	77,407	(5)
Executive Officer	2003	340,000	335,000	—	(1)	100,000	77,407	(5)
Carole D. Argo,	2005	315,404	0	—	(1)	50,000	—
President and	2004	271,957	226,600	—	(1)	100,000	—
Chief Operating Officer	2003	180,000	175,000	—	(1)	50,000	—
Kenneth A. Mueller	2005	300,808	0	—		50,000	—
Senior Vice President and	2004	143,118	68,750	185,000	(4)	100,000	—
Chief Financial Officer(2)
Chris Fedde	2005	248,712	0	—	(1)	25,000	—
Senior Vice President and	2004	215,901	150,000	—	(1)	25,000	—
General Manager, Enterprise	2003	187,000	120,000	—	(1)	60,000	—
Security Division
Steve Lesem	2005	221,539	183,079	—	(1)	115,000	—
Senior Vice President,
Worldwide Sales(3)

(1)	Perquisites and other personal benefits to the Named Executive Officer was less than both $50,000 and 10% of the total annual salary and bonus reported for such Named Executive Officers, and, therefore, information has not been included.

(2)	Mr. Mueller became an employee of the Company in June 2004. As of April 6, 2006, Mr. Mueller is no longer a Named Executive Officer.

(3)	Mr. Lesem became an employee of the Company in January 2005

(4)	Represents taxable relocation expenses.

(5)	Represents premiums paid under a variable life insurance policy.

Option Grants in Fiscal Year 2005
     The table below sets forth certain information with respect to stock options for shares of the Company’s common stock granted during fiscal year 2005 to the Named Executive Officers under the Company’s employee stock option plans. The Company did not grant any stock appreciation rights in 2005.

	Individual Grants
			% of Total
			Options
	Number of		Granted to			Potential Realizable Value at Assumed
	Securities		Employees	Exercise		Annual Rates of Stock Price
	Underlying		in	or Base		Appreciation For Option Term(4)
	Options		Fiscal	Price	Expiration
Name	Granted (#)		Year(3)	($/Sh)	Date	5% ($)	10% ($)
Anthony A. Caputo	100,000	(1)	7.9	29.70	9/29/2015	1,867,800	4,733,400
Carole D. Argo	50,000	(2)	3.9	29.70	9/29/2015	933,900	2,366,700
Kenneth A. Mueller	50,000	(2)	3.9	29.70	9/29/2015	933,900	2,366,700
Chris Fedde	25,000	(2)	2.0	29.70	9/29/2015	466,900	1,183,300
Steve Lesem	100,000	(2)	7.9	31.78	6/01/2015	1,998,600	5,064,900
	15,000	(2)	1.2	29.70	9/29/2015	280,200	710,000

(1)	The option became immediately exercisable on the grant date.

(2)	The option becomes exercisable in cumulative annual installments of 25% of the shares on each of the first, second, third and fourth anniversaries of the grant date.

(3)	There were 1,269,000 options granted to employees in 2005.

(4)	The potential realizable value has been calculated in conformity with Securities and Exchange Commission proxy statement disclosure rules and is not intended to forecast possible future appreciation of the common stock. No gain to the options is possible without stock price appreciation, which will benefit all shareholders. If the stock price does not increase above the exercise price, compensation to the named executive will be zero.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The table below sets forth certain information with respect to options for shares of the Company’s common stock exercised by the Named Executive Officers during fiscal year 2005 and with respect to options held by the Named Executive Officers at the end of fiscal year 2005.

	Number of		Number of Securities
	Securities		Underlying Unexercised		Value of Unexercised
	Underlying		Options at		In-the-Money Options at
	Options	Value	December 31, 2005 (#)		December 31, 2005 ($)(2)
Name	Exercised (#)(1)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Anthony A. Caputo	50,000	1,397,500	541,600	—	7,973,772	—
Carole D. Argo	10,000	201,000	186,500	90,000	2,255,280	761,475
Kenneth A. Mueller	12,500	180,250	12,500	125,000	125,375	878,250
Chris Fedde	2,000	50,638	81,750	66,250	1,289,267	391,425
Steve Lesem	—	—	—	115,000	—	81,800

(1)	No stock appreciation rights were exercised by any Company employee, executive officer or director in 2005, and there are no outstanding stock appreciation rights held by any employee, executive officer or director of the Company.

(2)	The value of unexercised stock options at December 31, 2005 is based on the last reported sale price of $32.22 for the common stock, as reported by The Nasdaq National Market on that date.

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
     In June 2005 the Company and Mr. Fedde entered into an employment agreement for a term of three years. Pursuant to the terms of the agreement, Mr. Fedde is to receive an annual salary of $250,000 adjusted annually based on a review by the Company’s President. Mr. Fedde is also entitled to incentive compensation targeted at no less than 80% of annual salary if certain business objectives as identified by the Company’s President are achieved.
     If the Company terminates Mr. Fedde’s employment without “cause” or if Mr. Fedde terminates for “good reason,” each as defined in the agreement, he is entitled to salary and target incentive compensation accrued through the termination date plus the lesser of (i) $250,000 or (ii) the balance of his compensation under the contract to the end of the agreement computed using the latest applicable salary rate.
     In the event Mr. Fedde’s employment with the Company is terminated either by the Company without cause or by Mr. Fedde for good reason, within one year following the occurrence of a change in control, he is entitled to receive, in lieu of the severance payment otherwise payable, his annual salary multiplied by three, his then current target incentive compensation multiplied by three, and all of his stock options under Company plans shall be fully vested and exercisable and will remain exercisable for their full term. Also, if Mr. Fedde is subject to an excise tax under Section 4999 the Code with respect to the payments or distributions in the nature of compensation made to him by the Company in connection with a change in control, he will be entitled to receive an additional amount so as to place him in the same after-tax position he would have been in had the excise tax not applied.
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

2005 Compensation Committee Interlocks and Insider Participation
     The Compensation Committee for fiscal year 2005 was comprised of Bruce R. Thaw, Thomas A. Brooks and Arthur L. Money. No member of the Compensation Committee has ever been an employee or officer of the Company or any of its subsidiaries. None of the Company’s executive officers serves as a member of the compensation committee of any other entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN OTHER BENEFICIAL OWNERS
     The following table sets forth as of April 7, 2006 (unless otherwise specified) the beneficial ownership of the Company’s Common Stock by persons known to the Company to be beneficial owners of more than five percent of the outstanding shares of the Company’s common stock, each director, each of the Named Executive Officers (as defined under “Executive Compensation”) and by all executive officers and directors of the Company as a group.

	Number of shares
Name (and address of 5% owners)	Beneficially owned(1)	Percent(1)
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401(2)	1,940,489	7.6%
Transamerica Investment Management, LLC 1150 South Olive Street, Suite 2700 Los Angeles, CA 90015(3)	1,279,822	5.0
Anthony A. Caputo(4)	1,011,200	3.9
Walter W. Straub(4)	521,445	2.0
Bruce R. Thaw(4)	281,000	1.1
Carole D. Argo(4)	219,525	(5)
Shelley A. Harrison(4)	168,334	(5)
Kenneth A. Mueller(4)	12,500	(5)
Chris S. Fedde(4)	89,333	(5)
Ira A. Hunt, Jr.(4)	89,000	(5)
Thomas A. Brooks(4)	53,300	(5)
Arthur L. Money(4)	51,220	(5)
Andrew E. Clark(4)	50,000	(5)
Steve Lesem(4)	25,000	(5)
All Current Executive Officers and Directors as a Group (12 persons)	2,571,857	9.5

(1)	The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised.

(2)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 6, 2006 by Dimensional Fund Advisors, Inc.

(3)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on January 11, 2006 by Transamerica Investment Management, LLC

(4)	Includes shares issuable pursuant to outstanding stock options that may be exercised within 60 days from the date hereof as follows: 491,600 shares for Mr. Caputo; 248,014 shares for Mr. Straub; 61,000 shares for Mr. Thaw; 199,000 shares for Ms. Argo; 168,334 shares for Dr. Harrison; 12,500 shares for Mr. Mueller; 88,000 shares for Mr. Fedde; 80,000 shares for Mr. Hunt; 49,400 shares for Mr. Brooks; 51,220 shares for Mr. Money; 50,000 shares for Mr. Clark; 25,000 shares for Mr. Lesem and 1,524,068 shares for all executive officers and directors as a group.

(5)	Represents less than 1% of the outstanding shares of common stock.
     The Company has adopted a policy limiting each director and each executive officer to selling no more than 50% of such director’s or officer’s total holdings of Company stock and vested options during any year. Certain exceptions are available, including exceptions related to hardship and expiring options. Holdings are calculated as of the most recent annual meeting of stockholders.

EQUITY COMPENSATION PLAN INFORMATION
     The table below sets forth certain information as of April 7, 2006 with respect to common stock of the Company authorized for issuance under the Company’s equity compensation plans. (1)

		Weighted-	Number of securities
	Number of	average	remaining available
	securities to	exercise price	for
	be issued upon	of	future issuance under
	exercise	outstanding	equity compensation
	of outstanding	options,	plans (excluding
	options,	warrants and	securities reflected in
Plan category	warrants and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,761,113	$24.47	1,587,965
Equity compensation plans not approved by stockholders	210,360	$18.69	53,305
Total	2,971,473	$24.06	1,641,267

(1)	Also, there are outstanding options for 1,194,818 shares of common stock of the Company issued in connection with the acquisition of Rainbow Technologies, Inc. in March 2004. The weighted average exercise price of these options is $21.95. There are outstanding options for 27,083 shares of common stock of the Company issued in connection with the acquisition of Datakey, Inc. in December 2004. The weighted average exercise price of these options is $37.91. There are outstanding options for 22,582 shares of common stock of the Company issued in connection with the acquisition of MediaSentry, Inc. in June 2005. The weighted average exercise price of these options is $21.64.
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
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Effective May 1, 2003, the Company hired Shelley A. Harrison, a member of its Board of Directors, as a part-time employee to provide services relating to the Company’s Embedded Security Division, corporate development and business combination strategy. In consideration for such services, Dr. Harrison was compensated at a rate of $189,000 per year and was granted options for 50,000 shares of common stock at an exercise price equal to the price of the common stock on the date of grant, which options were fully vested on the date of grant. Dr. Harrison subsequently served as joint holder of the Office of President and Chief Operating Officer from December 2003 to June 2004. As further compensation for Dr. Harrison’s employment in those roles, Dr. Harrison was granted options for 50,000 shares of common stock at an exercise price equal to the price of the Common Stock on the date of grant, which options were fully vested on the date of grant. Effective January 1, 2006, the Company and Dr. Harrison entered into a new employment agreement, which describes Dr. Harrison’s role and compensation as Chief Corporate Development Officer. In this role, Dr. Harrison manages the Company’s mergers and acquisitions activities. Dr. Harrison is compensated at a rate of $250,000 per year, plus incentive compensation of up to 0.3% of prior twelve-month revenues of acquired companies, which may vary according to attainment of integration objectives. This incentive compensation is capped at $500,000 per year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     Fees for audit services totaled $2,174,000 in 2005 and $2,041,000 in 2004, including fees associated with the annual audit of the Company’s consolidated financial statements and its internal control over financial reporting, the reviews of the Company’s quarterly reports on Form 10-Q, statutory audits required internationally, and review of SEC registration statements and related consents.
Audit-Related Fees
     Fees for audit-related services totaled $0 in 2005 and $33,000 in 2004. Audit-related services principally include due diligence in connection with acquisitions, audits in connection with proposed or consummated acquisitions and other consultations.
Tax Fees
     Fees for tax services totaled $237,000 in 2005 and $373,000 in 2004. Major components of these fees included the following:

	2005	2004
U.S. federal, state and local tax compliance	$117,000	$57,000

Domestic and foreign tax planning, compliance, and advice	115,000	124,000

Tax and human resource due diligence services pertaining to potential business combinations	5,000	192,000

	$237,000	$373,000

All Other Fees
     Fees for all other services not included above totaled $0 in 2005 and $424,000 in 2004, principally including services rendered in connection with post-merger integration services.
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
     The Audit Committee approved all audit and non-audit services provided by Ernst & Young LLP in 2005.
     The Audit Committee has delegated pre-approval authority to its Chairman to pre-approve services to be provided by the independent auditors between meetings. The Chairman must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

21.0	Subsidiaries of Registrant
31.1	Certification pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification pursuant to Rule 13a — 14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET, INC.
	By:	/s/ Anthony A. Caputo
Anthony A. Caputo
Date: April 11, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony A. Caputo	Chairman and Chief Executive Officer	April 11, 2006

Anthony A. Caputo

/s/ Carole D. Argo	President, Chief Operating Officer and interim Chief Financial Officer
Carole D. Argo	(Principal Financial and Accounting Officer)	April 11, 2006

/s/ Thomas A. Brooks	Director	April 11, 2006

Thomas A. Brooks

/s/ Shelley A. Harrison	Director	April 11, 2006

Shelley A. Harrison

/s/ Ira A. Hunt, Jr.	Director	April 11, 2006

Ira A. Hunt, Jr.

/s/ Bruce R. Thaw	Director	April 11, 2006

Bruce R. Thaw

/s/ Andrew E. Clark	Director	April 11, 2006

Andrew E. Clark

/s/ Walter W. Straub	Director	April 11, 2006

Walter W. Straub

/s/ Arthur L. Money	Director	April 11, 2006

Arthur L. Money