Form 10-Q/A
period 2005-06-30
SAFENET INC
filed 2006-05-01
CIK 850313

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
The number of shares outstanding of the issuer’s Common Stock as of April 28, 2006 was 25,546,926.

Explanatory Note
SafeNet Inc. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005 to reflect the restatement of its consolidated financial statements for the fiscal quarter and to amend and restate Items 1, 2 and 4 of Part I contained in the original filing made with the Securities and Exchange Commission on August 9, 2005 (the “Prior Report”). The restated interim consolidated financial statements result primarily from an error made in the recognition of restructuring costs related to the exit of a leased facility and an error made in the calculation of the percentage of completion for a long-term production contract. During the three-month period ended June 30, 2005 the Company failed to properly recognize $642,000 of restructuring costs related to an exited leased facility, which resulted in an understatement of restructuring expense. The Company also made an error in the percentage of completion calculation related to a long-term production contract that resulted in an overstatement of revenue for the three and six month periods ended June 30, 2006 of $356,000. In restating the Prior Report, the Company also identified and recorded certain other adjustments that were not material to the Prior Report individually or in the aggregate. The effect of the above noted adjustments on net loss for the three and six months ended June 30, 2005, which includes the related impact on income taxes, is summarized below:

	For the three months ended,		For the six months ended,
	June 30, 2005		June 30, 2005
	As reported	As adjusted	As reported	As adjusted
Net loss	$(3,811)	$(4,895)	$(2,573)	$(3,722)
Net loss per common share:
Basic	$(0.15)	$(0.20)	$(0.10)	$(0.15)
Diluted	$(0.15)	$(0.20)	$(0.10)	$(0.15)
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
	(Unaudited)
	(Restated—See Note 1)
Assets
Current assets:
Cash and cash equivalents	$67,658	$74,751
Restricted cash	—	150
Short-term investments	91,669	93,310
Accounts receivable, net of allowance for doubtful accounts of $1,475 in 2005 and $2,264 in 2004	48,621	56,224
Inventories, net of reserve of $573 in 2005 and $726 in 2004	20,201	18,168
Unbilled cost and fees	1,534	1,259
Deferred income taxes	11,360	9,694
Prepaid expenses and other current assets	5,649	3,252

Total current assets	246,692	256,808
Property and equipment, net of accumulated depreciation and amortization of $7,988 in 2005 and $6,388 in 2004	20,769	18,313
Computer software development costs, net of accumulated amortization of $1,874 in 2005 and $2,619 in 2004	4,147	2,349
Goodwill	325,998	305,311
Other intangible assets, net of accumulated amortization of $40,194 in 2005 and $28,223 in 2004	127,915	139,192
Other assets	1,847	2,005

Total assets	$727,368	$723,978

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$12,032	$11,615
Accrued salaries and commissions	9,522	13,046
Advance payments and deferred revenue	10,980	11,319
Accrued income taxes	11,186	6,818
Other accrued expenses	8,006	6,170
Accrued warranty costs	2,945	3,192
Restructuring liability	1,864	1,989

Total current liabilities	56,535	54,149
Restructuring liability, less current portion	5,896	4,612
Deferred income taxes	45,628	50,922
Other liabilities	1,912	1,709

Total liabilities	109,971	111,392

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 24,884 in 2005 and 24,401 in 2004	249	244
Additional paid-in capital	646,070	633,882
Unearned compensation	(4,972)	(6,719)
Accumulated other comprehensive income	3,902	9,309
Accumulated deficit	(27,852)	(24,130)

Total stockholders’ equity	617,397	612,586

Total liabilities and stockholders’ equity	$727,368	$723,978

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated - See Note 1)		(Restated - See Note 1)
Revenues:
Licenses and royalties	$4,272	$2,670	$8,251	$4,851
Products	53,389	46,814	103,174	64,671
Service and maintenance	5,481	4,861	11,429	8,839

Total revenues	63,142	54,345	122,854	78,361

Cost of revenues:
Licenses and royalties	48	69	154	70
Products	27,881	23,936	51,536	31,053
Service and maintenance	1,395	1,497	2,495	2,272
Amortization of acquired intangible assets	3,489	3,258	6,980	4,386
Amortization of unearned compensation	94	183	204	213

Total cost of revenues	32,907	28,943	61,369	37,994

Gross profit	30,235	25,402	61,485	40,367

Operating expenses:
Research and development expenses	8,235	6,456	16,488	11,384
Sales and marketing expenses	13,167	7,206	22,718	11,417
General and administrative expenses	5,178	5,137	10,357	7,883
Costs of integration of acquired companies	2,403	2,778	5,733	3,362
Amortization of acquired intangible assets	2,100	2,335	4,366	3,869
Amortization of unearned compensation	1,153	1,975	2,497	2,306
Write-off of acquired in-process research and development costs	2,315	—	2,315	—
Restructuring charges	2,582	—	2,582	1,485

Total operating expenses	37,133	25,887	67,056	41,706

Operating loss	(6,898)	(485)	(5,571)	(1,339)
Interest and other income, net	2,143	1,360	2,649	1,224

Income (loss) before income taxes	(4,755)	875	(2,922)	(115)
Income tax expense (benefit)	140	467	800	(68)

Net income (loss)	$(4,895)	$408	$(3,722)	$(47)

Net income (loss) per common share:
Basic	$(0.20)	$0.02	$(0.15)	$(0.00)

Diluted	$(0.20)	$0.02	$(0.15)	$(0.00)

Shares used in computation:
Basic	24,652	23,801	24,572	19,492
Diluted	24,652	25,653	24,572	19,492

Composition of amortization of unearned compensation
Research and development	$217	$433	$477	$505
Sales and marketing	247	366	510	428
General and administrative	689	424	1,510	495
Cost of integration of acquired companies	—	752	—	878

Total	$1,153	$1,975	$2,497	$2,306

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated - See Note 1)		(Restated - See Note 1)
Net income (loss)	$(4,895)	$408	$(3,722)	$(47)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,194)	(883)	(5,362)	(982)
Unrealized loss on available-for-sale securities	(24)	—	(45)	—

Total other comprehensive loss	(2,218)	(883)	(5,407)	(982)

Comprehensive loss	$(7,113)	$(475)	$(9,129)	$(1,029)

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2005
(Unaudited, in thousands)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Unearned	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	compensation	income (loss)	deficit	equity
Balance as of January 1, 2005	24,401	$244	$633,882	$(6,719)	$9,309	$(24,130)	$612,586

Amortization of unearned compensation	—	—	—	2,613	—	—	2,613
Issuance of common stock under Employee Stock Purchase Plan	20	—	454	—	—	—	454
Issuance of common stock for stock option exercises	269	3	4,357	—	—	—	4,360
Issuance of common stock in connection with the acquisition of MediaSentry	194	2	5,998	—	—	—	6,000
Assumption of stock options in connection with the acquisition of MediaSentry	—	—	673	(381)	—	—	292
Issuance of stock options to employees	—	—	706	(485)	—	—	221
Foreign currency translation adjustment	—	—	—	—	(5,362)	—	(5,362)
Net loss	—	—	—	—	—	(3,722)	(3,722)
Other comprehensive loss	—	—	—	—	(45)	—	(45)

Balance as of June 30, 2005 (Restated - see Note 1)	24,884	$249	$646,070	$(4,972)	$3,902	$(27,852)	$617,397

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
	(Restated — See Note 1)
Cash flows from operating activities:
Net loss	$(3,722)	$(47)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	2,315	—
Depreciation and amortization of property and equipment	2,578	2,089
Amortization of computer software development costs	740	126
Amortization of other intangible assets	11,346	8,255
Non-cash employee stock compensation	2,834	2,519
Other non-cash items	59	—
Restructuring charges	2,582	1,485
Deferred income taxes	(5,104)	(2,757)
Amortization of unfavorable lease liability	(707)	(469)
Changes in operating assets and liabilities:
Accounts receivable, net	8,142	(2,412)
Inventories, net	(2,363)	(313)
Prepaid expenses and other current assets	(2,668)	322
Accounts payable	(798)	(1,643)
Accrued salaries and commissions	(3,589)	(3,175)
Accrued income taxes	6,035	2,609
Other accrued expenses	109	(1,700)
Advance payments and deferred revenue	(492)	418

Net cash provided by operating activities	17,297	5,307

Cash flows from investing activities:
Sales of available for sale securities	22,894	32,375
Purchases of available for sale securities	(21,274)	(38,463)
Purchases of property and equipment	(4,265)	(3,258)
Expenditures for computer software development	(397)	(568)
Cash received upon acquisition of Rainbow, net of cash paid	—	60,052
Cash paid for acquisition of Cylink and SSH, net of cash received	—	(447)
Cash paid for acquisition of Datakey, net of cash received	(193)	—
Cash paid for acquisition of MediaSentry, net of cash received	(13,879)	—
Cash paid for acquisition of DMDsecure, net of cash received	(9,647)	—
Change in other assets	(343)	(74)

Net cash (used in) provided by investing activities	(27,104)	49,617

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	4,814	3,710
Costs incurred in connection with the registration of common stock issued for acquisitions	—	(925)

Net cash provided by financing activities	4,814	2,785

Effect of exchange rate changes on cash	(2,100)	(152)

Net (decrease) increase in cash and cash equivalents	(7,093)	57,557
Cash and cash equivalents at beginning of period	74,751	21,651

Cash and cash equivalents at end of period	$67,658	$79,208

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
     The Company restated its previously issued consolidated financial statements as of and for the three and six-month periods ended June 30, 2005. The restated unaudited consolidated financial statements result primarily from an error in the recognition of restructuring costs related to the exit of a leased facility and an error made in the calculation of the percentage of completion for a long-term production contract. During the three-month period ended June 30, 2005 the Company failed to recognize $642 of restructuring costs related to an exited leased facility, which resulted in an understatement of restructuring expense. The Company also made an error in the calculation of the percentage of completion for a long-term production contract that resulted in an overstatement of revenue of $356 for the three and six-month periods ended June 30, 2005. In restating the previously issued consolidated financial statements, the Company also identified and recorded certain other adjustments that were not material to the previously issued consolidated financial statements individually or in the aggregate. A summary of the aggregate effects of these restatements on the Company’s unaudited consolidated statements of operations is shown below:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$63,498	$63,142	$123,310	$122,854
Cost of revenues	32,998	32,907	61,987	61,369

Gross profit	30,500	30,235	61,323	61,485

Restructuring charges	1,960	2,582	1,960	2,582
Operating loss	(5,898)	(6,898)	(4,470)	(5,571)
Interest and other income, net	2,398	2,143	2,904	2,649
Loss before income taxes	(3,500)	(4,755)	(1,566)	(2,922)
Income tax expense	311	140	1,007	800

Net loss	$(3,811)	$(4,895)	$(2,573)	$(3,722)

Net loss per share — basic and diluted	$(0.15)	$(0.20)	$(0.10)	$(0.15)

     The effects of the errors on the consolidated balance sheet as of June 30, 2005 and the consolidated statement of cash flows for the six month period then ended were not material.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(4,895)	$408	$(3,722)	$(47)
Add: Stock-based employee compensation expense included in net loss, net of taxes	949	885	1,975	1,033
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,411)	(2,368)	(5,435)	(3,167)

Pro forma net loss	$(6,357)	$(1,075)	$(7,182)	$(2,181)

Income (loss) per share:

Basic — as reported	$(0.20)	$0.02	$(0.15)	$(0.00)

Diluted — as reported	$(0.20)	$0.02	$(0.15)	$(0.00)

Basic — pro forma	$(0.26)	$(0.05)	$(0.29)	$(0.11)

Diluted — pro forma	$(0.26)	$(0.05)	$(0.29)	$(0.11)

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

     The following unaudited consolidated pro forma results of operations of the Company for the three and six month periods ended June 30, 2005 and 2004, give effect to the March 15, 2004 acquisition of Rainbow, the December 15, 2004 acquisition of Datakey, and the June 1, 2005 acquisition of MediaSentry as though they had all occurred on January 1, 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$64,430	$57,880	$125,996	$112,659
Net (loss) income	(5,386)	81	(4,370)	(1,659)
(Loss) income per common share
Basic	$(0.22)	$0.00	$(0.18)	$(0.07)
Diluted	$(0.22)	$0.00	$(0.18)	$(0.07)
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
     Effective June 30, 2005, in connection with the continued integration of Rainbow, the Company also ceased use and exited an existing leased property in Ottawa, Canada. The Company calculated the fair value of the liability of $3,340 as of June 30, 2005 based on the terms of an actual sublease in place. This amount was reduced by the remaining unfavorable lease and restructuring liability of $881 recorded by the Company for this property in connection with Rainbow purchase accounting, yielding a net charge during the period of $2,459 which is included in the results of operations of the Enterprise Security segments. As of June 30, 2005, the current and long term portions of this liability are classified as restructuring liability in the accompanying consolidated balance sheet.
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
     Significant components of the Company’s income tax (benefit) expense from continuing operations for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ending June 30,		Six Months Ending, June 30,
	2005	2004	2005	2004
Current:
Federal	$34	$1,162	$2,079	$1,162
State	(29)	99	140	99
Foreign	3,379	1,032	3,874	1,049

Total current	3,384	2,293	6,093	2,310

Deferred (benefit) expense:
Federal	(1,755)	(1,668)	(3,568)	(2,181)
State	(150)	(143)	(305)	(162)
Foreign	(1,339)	(15)	(1,420)	(35)

Total deferred	(3,244)	(1,826)	(5,293)	(2,378)

Total tax (benefit) expense	$140	$467	$800	$(68)

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
     The following table sets forth information about the Company’s reportable segments for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue from external customers:
Embedded security	$18,397	$17,393	$33,720	$24,806
Enterprise security	44,745	36,952	89,134	53,555

Consolidated revenues	$63,142	$54,345	$122,854	$78,361

Significant non-cash items other than depreciation and amortization expense
Embedded security	$3,170	$669	$4,003	$781
Enterprise security	$2,974	$1,489	3,595	3,223

Consolidated significant non-cash items other than depreciation and amortization	$6,144	$2,158	$7,598	$4,004

Operating (loss):
Embedded security	$(3,074)	$(2,697)	$(5,788)	$(5,152)
Enterprise security	(3,824)	2,212	217	3,813

Consolidated operating loss	$(6,898)	$(485)	$(5,571)	$(1,339)

(Loss) income before income taxes:
Embedded security	$(2,289)	$(2,265)	$(4,806)	$(4,802)
Enterprise security	(2,466)	3,140	1,884	4,687

Consolidated (loss) income before income	$(4,755)	$875	$(2,922)	$(115)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Significant non-cash items other than depreciation and amortization consist of the following:
Restructuring charges	$2,582	$—	$2,582	$1,485
Amortization of unearned compensation	1,247	2,158	2,701	2,519
Write-off of acquired in-process research and development	2,315	—	2,315	—

Total	$6,144	$2,158	$7,598	$4,004

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
(13) INCOME (LOSS) PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income	$(4,895)	$408	$(3,722)	$(47)

Weighted average common shares outstanding — basic	24,652	23,801	24,572	19,492

Effect of dilutive securities — options	—	1,852	—	—

Adjusted weighted average common shares outstanding — diluted	24,652	25,653	24,572	19,492

Basic net (loss) income per share	$(0.20)	$0.02	$(0.15)	$(0.00)

Diluted net (loss) income per share	$(0.20)	$0.02	$(0.15)	$(0.00)

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

RESULTS OF OPERATIONS
Three Months ended June 30, 2005 Compared to Three Months ended June 30, 2004
Revenues and Gross Margins (dollars in thousands)

	Three Months ended June 30,		Variance
	2005	2004	$	%
Revenues by type
License and royalties	$4,272	$2,670	$1,602	60%
Products	53,389	46,814	6,575	14%
Service and maintenance	5,481	4,861	620	13%

Total	$63,142	$54,345	$8,797	16%

Revenues by segment
Embedded Security Division	$18,397	$17,393	$1,004	6%
Enterprise Security Division	44,745	36,952	7,793	21%

Total	$63,142	$54,345	$8,797	16%

Revenue mix by type
License and royalties	7%	5%	2%
Products	84%	86%	-2%
Service and maintenance	9%	9%	0%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	29%	32%	-3%
Enterprise Security Division	71%	68%	3%

Total	100%	100%	0%

Gross margins by type
License and royalties	99%	97%	2%
Products (1)	41%	42%	-1%
Service and maintenance	75%	69%	6%

Total	48%	47%	1%

Gross margins by segment
Embedded Security Division	68%	57%	11%
Enterprise Security Division	39%	42%	-3%

Total	48%	47%	1%

(1)	Includes amortization of acquired intangible assets of $3.5 and $3.3 million for three months ended June 30, 2005 and 2004, respectively. Also, amortization of unearned compensation of $0.09 and $0.2 million has been included for the three months ending June 30, 2005 and 2004 respectively.
     Revenues increased $8.8 million or 16% due to a $6.6 million or 14% increase in product revenues, a $0.6 million or 13% increase in service and maintenance revenues, and a $1.6 million or 60% increase in licenses and royalties. The $6.6 million increase in product revenue is primarily attributable to increased sales of the Enterprise product which contributed approximately $10.5 million versus $3.4 million in revenue for the three months ended June 30, 2005 and 2004 respectively. Further, additional product offerings related to Borderless Security and Networking products generated revenue of $1.4 million for the three month period ending June 30, 2005. Revenue related to these products is not reflected for the three month period ending June 30, 2004. The $0.6 million increase in service and maintenance revenue is the result of increased service and maintenance contracts for new sales and renewals of existing service and maintenance contracts. The Company did not enter into any large development deals during the same period of 2004. The $1.6 million increase in license and royalty revenue is the result of increased sales of our various licensed toolkit products.

     Revenue for the Embedded Security Division experienced 6% or $1.0 million growth for the three month period ending June 30, 2005 compared to the same period of 2004. The increase is primarily due to increased sales resulting from a broader presence in the information security market due to the acquisition of Rainbow Technologies on March 15, 2004, with minimal contribution from the DMDsecure and MediaSentry acquisitions during the second quarter of 2005. The Enterprise Security Division experienced growth of 21% or $7.8 million. The growth in the Enterprise Security Division is the result of growth in product revenue related to increased product offerings to a broader market and increased sales of our WAN products which contributed approximately $7.1 million of increased revenue for the three month period ending June 30, 2005 versus the same period in 2004.
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
     The gross margins by segment are reflective of changes within each division as new information security solutions are delivered to the market. The Embedded Security Division experienced 11% growth in gross margins to 68% for the three month period ending June 30, 2005 from 57% for the same period in 2004. This increase is attributable to a greater mix of higher margin license and royalty, and service and maintenance revenue for the three month period ending June 30, 2005 versus the same period in 2004. The Enterprise Security Division experienced a 3% decrease in gross margins primarily attributable to the increase amortization of acquired intangible assets related to products.

Operating Expenses

	Three months ended June 30,		Variance
	2005	2004	$	%
Operating expenses
Research and development	$8,235	$6,456	$1,779	28%
Sales and marketing	13,167	7,206	5,961	83%
General and administrative	5,178	5,137	41	1%
Write-off of acquired in-process research and development costs	2,315	—	2,315	100%
Cost of integration of acquired companies	2,403	2,778	(375)	-13%
Restructuring charges	2,582	—	2,582	100%
Amortization of acquired intangible assets	2,100	2,335	(235)	-10%
Amortization of unearned compensation	1,153	1,975	(822)	-42%

Total	$37,133	$25,887	$11,246	43%

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
Interest and Other Income, Net

	Three months ended June 30,		Variance
	2005	2004	$	%
Interest income, net	$1,053	$525	$528	101%
Other income, net	1,090	835	255	31%

	$2,143	$1,360	$783	58%

     The increase in interest income is due primarily to increased cash and investment balances that increased interest earned over the prior period. Other income increased as a result of gains on our foreign currency transactions during the current quarter in addition to foreign currency gains on revaluation of U.S. dollar bank account balances held by our foreign subsidiaries.
     Income Tax Expense

	Three months ended June 30,		Variance
	2005	2004	$	%
Income tax expense	$140	$467	$(327)	-70%

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

Six months ended June 30, 2005 Compared to Six months ended June 30, 2004
Revenues and Gross Margins (dollars in thousands)

	Six months ended June 30,		Variance
	2005	2004	$	%
Revenues by type
License and royalties	$8,251	$4,851	$3,400	70%
Products	103,174	64,671	38,503	60%
Service and maintenance	11,429	8,839	2,590	29%

Total	$122,854	$78,361	$44,493	57%

Revenues by segment
Embedded Security Division	$33,720	$24,806	$8,914	36%
Enterprise Security Division	89,134	53,555	35,579	66%

Total	$122,854	$78,361	$44,493	57%

Revenue mix by type
License and royalties	7%	6%	1%
Products	84%	83%	1%
Service and maintenance	9%	11%	-2%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	27%	32%	-5%
Enterprise Security Division	73%	68%	5%

Total	100%	100%	0%

Gross margins by type
License and royalties	98%	99%	-1%
Products (1)	43%	45%	-2%
Service and maintenance	78%	74%	4%

Total	50%	51%	-1%

Gross margins by segment
Embedded Security Division	68%	63%	5%
Enterprise Security Division	44%	46%	-2%

Total	50%	51%	-1%

(1)	Includes amortization of acquired intangible assets of $7.0 and $4.4 million for the six months ended June 30, 2005 and 2004, respectively. Also, amortization of unearned compensation of $0.2 million is included for the six months ending June 30, 2005 and 2004.

     Revenues increased $44.5 million primarily related to the acquisition of Rainbow on March 12, 2004. The six month period ending June 30, 2004 reflected approximately four months of results of operations for Rainbow, whereas the six month period ending June 30, 2005 reflects the entire results of the acquisition. Also, contributing to a lesser extent is the acquisition of Datakey as well as increased information security solutions provided by us to the much broader market.
     Revenues increases by segment for the six month period ending June 30, 2005 over the six month period ending June 30, 2004 were primarily a result of the Rainbow acquisition. The Rainbow acquisition increased revenue in total by approximately $29.0 million in the six month period ending June 30, 2005 when compared to the same period in 2004. This increase is evidenced within both of our business segments. The Embedded Security Division increased by $8.9 million or 36% and the Enterprise Security Division increased by $35.6 million or 66% for the six month period ending June 30, 2005 and 2004 respectively. The overall increase in revenues of $44.5 million is primarily explained by the increased revenue contribution from the Rainbow acquisition and broader product offerings providing new market opportunities and deeper penetration into existing markets.
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
     Gross margins in total remained consistent overall for the six month period ending June 30, 2005 when compared to the same period of 2004. Gross margins related to products experienced a modest decrease primarily related to increased amortization of acquired intangible assets and certain one-time costs associated with re-negotiating a supplier contract and the launch of a new product. Service and maintenance gross margins increased 4% to 78% from 74%, due to several new contracts negotiated with more favorable margins. Overall, gross margins decreased as a result of decrease in product gross margins given that approximately 83% of revenue is generated from the sale of products.
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

Operating Expenses

	Six months ended June 30,		Variance
	2005	2004	$	%
Operating expenses
Research and development	$16,488	$11,384	$5,104	45%
Sales and marketing	22,718	11,417	11,301	99%
General and administrative	10,357	7,883	2,474	31%
Write-off of acquired in-process research and development costs	2,315	—	2,315	100%
Restructuring charges	2,582	1,485	1,097	74%
Cost of integration of acquired companies	5,733	3,362	2,371	70%
Amortization of acquired intangible assets	4,366	3,869	497	13%
Amortization of unearned compensation	2,497	2,306	191	8%

Total	$67,056	$41,706	$25,350	61%

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
     Sales and marketing expenses increased as a result of two factors. The first factor is increased headcount through both acquisition and additional hires to enhance the global sales force. The second factor is increased sales, which incrementally increases selling costs, including commissions. As a percentage of revenue, sales and marketing increased from 15% for the six month period ending June 30, 2004 to 18% for the same period in 2005. The increase in the percentage of total sales was expected as the Company continues to increase its product offerings and global sales force for increased demand and new market opportunities.
     General and administrative costs increased $2.5 million or 31% for the six month period ending June 30, 2005 compared to the same period in 2004. The increase is attributable to increased headcount to support our product offerings in a global marketplace. The Company has added personnel primarily through acquisitions with some increase relating to additional hires. As a percentage of revenue, general and administrative costs have decreased to 8% for the six month period ending June 30, 2005 from 10% for the same period in 2004.
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
Interest and Other Income, Net

	Six Months ended June 30,		Variance
	2005	2004	$	%
Interest income, net	$1,892	$895	$997	111%
Other income, net	757	329	428	130%

Interest and other income, net	$2,649	$1,224	$1,425	116%

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
Income Tax (Benefit) Expense

	Six Months ended June 30,		Variance
	2005	2004	$	%
Income tax (benefit) expense	$800	$(68)	$868	1276%

     The tax provisions for the six month periods ended June 30, 2005 and 2004 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate from continuing operations was (64%) for the six months ended June 30, 2005. This rate differs from the 36% rate estimated at the end of the first quarter due to increased losses in foreign jurisdictions which will not result in tax benefits and the non-deductible write-off of in-process research and development costs related to the DMDsecure acquisition, and differs from the U.S. statutory rate of 35% due primarily to the impact of certain acquisitions and related costs that are not expected to be deductible for tax purposes, as well as the impact of increased losses in foreign jurisdictions and the write-off of the in-process research and development costs which will not result in tax benefits.

     During the second quarter of fiscal year 2004, the Company estimated that the effective income tax rate for the year ended December 31, 2004 would be approximately 59%.
Liquidity and Capital Resources
     As of June 30, 2005, Safenet had working capital of $190.2 million including unrestricted cash and short-term investments of $159.3 million. Working capital decreased by approximately $12.5 million or 6.2% from December 31, 2004. The decrease is primarily attributable to cash expended for acquisitions and the collection of accounts receivable, which contributed positively to the cash provided by operations. Safenet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.
     For the six month period ending June 30, 2005, compared to the same period in 2004, cash provided by operating activities increased by approximately $12.0 million or 226%. The increase in cash from operating activities is mainly attributable to improved collections of accounts receivable. For the six month period ending June 30, 2004 cash used by accounts receivable was $2.4 million while $8.1 million of cash was provided for the same period in 2005, an increase of approximately $10.5 million. Cash provided by investing activities decreased $76.7 million for the six month period ending June 30, 2005 as compared to the same period in 2004. The decrease is the result of receiving cash of approximately $60.1 million from the acquisition of Rainbow in prior year six month period, while approximately $23.5 million of cash was expended for the acquisitions of DMDsecure and MediaSentry in the six month period ending June 30, 2005. Cash provided by financing activities increased by approximately $2.0 million related to increased proceeds from stock options exercised and stock issued under the Employee Stock Purchase Plans offset by costs incurred for the registration of common stock related to acquisitions during the six month period ending June 30, 2004.
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
     The following table sets forth, as of June 30, 2005, our commitments and contractual obligations for the years indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years
Operating leases (1)	$39,709	$10,860	$12,315	$9,364	$7,170
Subleases	(7,388)	(1,459)	(3,031)	(2,427)	(471)
Preferred supplier agreement (2)	3,700	—	3,700	—	—

Total	$36,021	$9,401	$12,984	$6,937	$6,699

SafeNet generally does not make unconditional, non-cancelable purchase commitments.
SafeNet enters into purchase orders in the normal course of business which are less than one year term.

(1)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.

(2)	The Company has a supply agreement with approximately 4,600 units remaining to be purchased. The remaining financial obligation is approximately $3.7 million; however we can terminate on a 30 day notice and be obligated only for cost incurred. The contract and the need for the items on the contract are being evaluated for termination.
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
ITEM 4 — CONTROLS AND PROCEDURES
      The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2005. As a result of the material weakness in internal control over financial reporting discussed below, as well as various adjustments that were identified during the audit process that resulted in the restatement of the interim consolidated financial statements for the three and six month periods ended June 30, 2005, management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management has identified a material weakness in internal control. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness pertains to insufficient staffing and technical expertise in the Company’s accounting and financial reporting functions. The inadequate level of staffing and technical expertise results in certain accounting processes and controls around the financial statement close and financial reporting processes, the processes for accounting for non-routine transactions and judgmental reserves, as well as certain controls over transaction processing, not being performed correctly, or on a timely basis. As a result of this weakness, material adjustments were identified related to accounting for revenue and costs on a long-term production contract, restructuring accruals for the exit of a leased facility, as well as various adjustments in other areas that were not as material, either individually or in the aggregate. These adjustments resulted in the restatement of the Company’s previously issued financial statements for the three and six month periods ended June 30, 2005. Accordingly, management has determined that this deficiency in controls reflects a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
      To address the material weakness described above, during 2006 the Company added two new accountants in its corporate headquarters with relevant accounting experience, and created and filled the position of Director of Revenue Recognition. In addition, the Company is seeking to fill positions in a newly created corporate controller group whose responsibility it will be to review the consolidation of the worldwide operations and to provide a review function for financial information reported from the regional operation centers. The Company intends to hire approximately four accountants during 2006 with relevant accounting experience, including a seasoned leader to manage this group.
      With the exception of the item described above, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting as of June 30, 2005.

PART II
ITEM 1 — LEGAL PROCEEDINGS
     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 10, 2005, SafeNet completed the acquisition of MediaSentry, Inc. pursuant to the Agreement and Plan of Reorganization dated June 1, 2005 (the “Merger Agreement”) by and among SafeNet. Sidecast Merger Corp., a wholly-owned subsidiary of SafeNet, MediaSentry, and certain shareholders of MediaSentry. Pursuant to the Merger Agreement, Sidecast Merger Corp, was merged with and into MediaSentry and MediaSentry became a wholly-owned subsidiary of SafeNet. The consideration paid to the former shareholders of MediaSentry in connection with the merger consisted of an aggregate of approximately $14 million in cash and 194,000 shares of SafeNet common stock, complemented with an earnout schedule. The issuance of the shares of SafeNet common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D of the rules and regulations promulgated thereunder, as a transaction by an issuer not involving a public offering. The shares were restricted as to transfers and appropriate legends were affixed to the certificates representing the shares.
ITEM 6 – EXHIBITS
     (a) Exhibits required by Item 601 of Regulation S-K:

2.1	Agreement and Plan of Reorganization dated June 1, 2005 by and among the Registrant, Sidecast Merger Corp., MediaSentry, Inc., certain of the shareholders of MediaSentry, Inc., and the representative of the shareholders of MediaSentry, Inc. (1)

3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001 I/B/R (2)

3.2	By laws of SafeNet, Inc., as amended and restated (3)

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Form 8-K filed by the Registrant with the Securities and Exchange Commission on and incorporated herein by reference.

(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(3)	Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET INC.

May 1, 2006	/s/ Anthony A. Caputo

ANTHONY A. CAPUTO

Chairman and Chief Executive Officer

May 1, 2006	/s/ Carole D. Argo

CAROLE D. ARGO

President, Chief Operating Officer and interim Chief Financial Officer