Form 10-Q/A
period 2005-09-30
SAFENET INC
filed 2006-05-01
CIK 850313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 2
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

Explanatory Note
SafeNet Inc. (the “Company”) is filing this Amendment No. 2 to Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2005 to reflect the restatement of its consolidated financial statements for the fiscal quarter and to amend and restate Items 1 and 2 of Part I contained in Amendment No. 1 to Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on February 27, 2006 (the “Prior Report”). The restated interim consolidated financial statements reflect the effect of the restatement of the consolidated financial statements for the fiscal three and six month periods ended June 30, 2005 on the consolidated financial statements for the nine months ended September 30, 2005. In restating the Prior Report, the Company also identified and recorded certain other adjustments that were not material to the Prior Report individually or in the aggregate. The effect of the above noted adjustments on net income (loss) for the three and nine months ended September 30, 2005, which includes the related impact on income taxes, is summarized below:

	For the three months ended,		For the nine months ended,
	September 30, 2005		September 30, 2005
	As reported	As adjusted	As reported	As adjusted
Net income (loss)	$178	$235	$(2,395)	$(3,487)

Net income (loss) per common share:
Basic	$0.01	$0.01	$(0.10)	$(0.14)
Diluted	$0.01	$0.01	$(0.10)	$(0.14)
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
	(Unaudited)
	(Restated — See Note 1)
Assets
Current assets:
Cash and cash equivalents	$71,577	$74,751
Restricted cash	—	150
Short-term investments	91,585	93,310
Accounts receivable, net of allowance for doubtful accounts of $1,879 in 2005 and $2,264 in 2004	47,028	55,286
Inventories, net of reserve of $1,042 in 2005 and $726 in 2004	18,530	18,168
Unbilled cost and fees	3,322	1,259
Deferred income taxes	11,360	9,694
Prepaid expenses and other current assets	6,286	4,190

Total current assets	249,688	256,808
Property and equipment, net of accumulated depreciation and amortization of $9,337 in 2005 and $6,388 in 2004	20,669	18,313
Computer software development costs, net of accumulated amortization of $2,237 in 2005 and $2,619 in 2004	4,185	2,349
Goodwill	325,227	305,311
Other intangible assets, net of accumulated amortization of $45,947 in 2005 and $28,223 in 2004	124,117	139,192
Other assets	1,707	2,005

Total assets	$725,593	$723,978

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,920	$11,615
Accrued salaries and commissions	11,310	13,046
Advance payments and deferred revenue	8,558	11,319
Accrued income taxes	10,890	6,818
Other accrued expenses	6,952	6,170
Accrued warranty costs	2,875	3,192
Restructuring liabilities	1,551	1,989

Total current liabilities	52,056	54,149
Restructuring liabilities, less current portion	4,970	4,612
Deferred income taxes	43,713	50,922
Other liabilities	1,930	1,709

Total liabilities	102,669	111,392

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 25,159 in 2005 and 24,401 in 2004	252	244
Additional paid-in capital	650,317	633,882
Unearned compensation	(3,716)	(6,719)
Accumulated other comprehensive income	3,688	9,309
Accumulated deficit	(27,617)	(24,130)

Total stockholders’ equity	622,924	612,586

Total liabilities and stockholders’ equity	$725,593	$723,978

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated — See Note 1)		(Restated — See Note 1)
Revenues:
Licenses and royalties	$3,501	$2,449	$11,752	$7,300
Products	51,515	51,892	154,689	116,563
Service and maintenance	7,929	5,109	19,358	13,948

Total revenues	62,945	59,450	185,799	137,811

Cost of revenues:
Licenses and royalties	4	43	158	113
Products	28,560	26,567	80,096	57,465
Service and maintenance	2,394	533	4,889	2,960
Amortization of acquired intangible assets	3,488	3,287	10,468	7,674
Amortization of unearned compensation	93	161	297	374

Total cost of revenues	34,539	30,591	95,908	68,586

Gross profit	28,406	28,859	89,891	69,225

Operating expenses:
Research and development expenses	7,469	5,650	23,957	17,034
Sales and marketing expenses	13,811	8,548	36,529	19,967
General and administrative expenses	5,167	4,175	15,524	12,056
Costs of integration of acquired companies	834	4,573	6,567	7,935
Amortization of acquired intantible assets	2,267	2,304	6,633	6,173
Amortization of unearned compensation*	1,119	1,867	3,616	4,173
Write-off of acquired in-process research and development costs	(1,119)	—	1,196	—
Restructuring charges	(9)	100	2,573	1,585

Total operating expenses	29,539	27,217	96,595	68,923

Operating income (loss)	(1,133)	1,642	(6,704)	302
Interest and other income, net	1,177	825	3,826	2,049

Income (loss) before income taxes	44	2,467	(2,878)	2,351
Income tax expense (benefit)	(191)	1,471	609	1,403

Net income (loss)	$235	$996	$(3,487)	$948

Net income (loss) per common share:
Basic	$0.01	$0.04	$(0.14)	$0.05

Diluted	$0.01	$0.04	$(0.14)	$0.04

Shares used in computation:
Basic	25,009	23,976	24,719	20,998
Diluted	25,935	24,558	24,719	21,686

*Composition of amortization of unearned compensation
Research and development	$216	$387	$693	$892
Sales and marketing	247	347	757	774
General and administrative	243	409	496	906
Cost of integration of acquired companies	413	724	1,670	1,601

Total	$1,119	$1,867	$3,616	$4,173

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated — See Note 1)		(Restated — See Note 1)
Net income (loss)	$235	$996	$(3,487)	$948

Other comprehensive (loss) income:
Foreign currency translation adjustment	(214)	909	(5,579)	(73)
Unrealized loss on available-for-sale securities	—	—	(42)	—

Total other comprehensive income (loss)	(214)	909	(5,621)	(73)

Comprehensive income (loss)	$21	$1,905	$(9,108)	$875

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2005
(Unaudited, in thousands)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Unearned	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	compensation	income	deficit	equity
Balance as of January 1, 2005	24,401	$244	$633,882	$(6,719)	$9,309	$(24,130)	$612,586

Amortization of unearned compensation	—	—	—	3,913	—	—	3,913
Issuance of common stock under Employee Stock Purchase Plan	41	—	1,058	—	—	—	1,058
Issuance of common stock for stock option exercises	523	6	8,001	—	—	—	8,007
Issuance of common stock in connection with the acquisition of MediaSentry	194	2	5,998	—	—	—	6,000
Assumption of stock options in connection with the acquisition of MediaSentry	—	—	673	(381)	—	—	292
Issuance of stock options to employees	—	—	705	(529)	—	—	176
Net loss	—	—	—	—	—	(3,487)	(3,487)
Other comprehensive loss	—	—	—	—	(5,621)	—	(5,621)

Balance as of September 30, 2005 (Restated - see Note 1)	25,159	$252	$650,317	$(3,716)	$3,688	$(27,617)	$622,924

See accompanying notes to consolidated financial statements.

SAFENET, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Restated — See Note 1)
Cash flows from operating activities:
Net income (loss)	$(3,487)	$948
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of acquired in-process research and development costs	1,196	—
Depreciation and amortization of property and equipment	3,915	2,236
Amortization of computer software development costs	1,103	458
Amortization of other intangible assets	17,101	13,919
Amortization of unearned compensation	4,149	4,547
Other non-cash items	60	—
Restructuring charge	2,573	1,585
Deferred income taxes	(7,013)	(3,726)
Amortization of unfavorable lease liability	(1,030)	(1,174)
Changes in operating assets and liabilities:
Accounts receivable, net	7,728	(11,815)
Inventories, net	(677)	(1,737)
Prepaid expenses and other current assets	(3,189)	(559)
Accounts payable	(1,547)	(1,416)
Accrued salaries and commissions	(1,775)	1,006
Accrued income taxes	5,744	5,788
Other accrued expenses	(926)	(4,161)
Advance payments and deferred revenue	(2,903)	807

Net cash provided by operating activities	21,022	6,706

Cash flows from investing activities:
Sales of available for sale securities	25,674	53,267
Purchases of available for sale securities	(23,970)	(53,983)
Purchases of property and equipment	(5,699)	(4,267)
Expenditures for computer software development	(2,149)	(1,078)
Cash received upon acquisition of Rainbow, net of cash paid	—	54,174
Cash paid for acquisition of Cylink and SSH, net of cash received	—	(474)
Cash paid for acquisition of Datakey, net of cash received	(469)	—
Cash paid for acquisition of MediaSentry, net of cash received	(13,914)	—
Cash paid for acquisition of DMDsecure, net of cash received	(9,397)	—
Change in other assets	(624)	(1,219)

Net cash (used in) provided by investing activities	(30,548)	46,420

Cash flows from financing activities:
Payment of capital lease obligation assumed in MediaSentry acquisition	(190)	—
Payment of note payable assumed in MediaSentry acquisition	(300)	—
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	9,065	7,203
Costs incurred in connection with the registration of common stock issued for acquisitions	—	(1,034)

Net cash provided by financing activities	8,575	6,169

Effect of exchange rate changes on cash	(2,223)	(274)

Net (decrease) increase in cash and cash equivalents	(3,174)	59,021
Cash and cash equivalents at beginning of period	74,751	21,651

Cash and cash equivalents at end of period	$71,577	$80,672

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
     The Company restated its previously issued consolidated financial statements as of and for the three and nine-month periods ended September 30, 2005. The restated interim consolidated financial statements reflect the restatement of the Company’s consolidated financial statements for the three and six month periods ended June 30, 2005 on the consolidated financial statements for the nine months ended September 30, 2005. In restating the previously issued consolidated financial statements, the Company also identified and recorded certain other adjustments that were not material to the previously issued consolidated financial statements individually or in the aggregate. A summary of the aggregate effects of these restatements on the Company’s unaudited consolidated statements of operations is shown below:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As	As	As	As
	Reported	Restated	Reported	Restated
Revenues	$62,899	$62,945	$186,209	$185,799
Cost of revenues	34,489	34,539	96,476	95,908

Gross profit	28,410	28,406	89,733	89,891

Restructuring charges	(9)	(9)	1,951	2,573
Operating loss	(1,179)	(1,133)	(5,649)	(6,704)
Interest and other income, net	1,174	1,177	4,078	3,826
(Loss) income before income taxes	(5)	44	(1,571)	(2,878)
Income tax (benefit) expense	(183)	(191)	824	609

Net income (loss)	$178	$235	$(2,395)	$(3,487)

Net income (loss) per share — basic and diluted	$0.01	$0.01	$(0.10)	$(0.14)

     The effects of the errors on the consolidated balance sheet as of September 30, 2005 and the consolidated statement of cash flows for the nine month period then ended were not material.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$235	$996	$(3,487)	$948
Add: Stock-based employee compensation expense included in net loss, net of taxes	864	831	2,839	1,864
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,922)	(4,558)	(7,357)	(7,725)

Pro forma net loss	$(823)	$(2,731)	$(8,005)	$(4,913)

Income (loss) per share:

Basic — as reported	$0.01	$0.04	$(0.14)	$0.05

Diluted — as reported	$0.01	$0.04	$(0.14)	$0.04

Basic — pro forma	$(0.03)	$(0.11)	$(0.32)	$(0.23)

Diluted — pro forma	$(0.03)	$(0.11)	$(0.32)	$(0.23)

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2005	2004
Revenues	$63,080	$189,058	$175,693
Net (loss) income	469	(4,132)	(1,247)
(Loss) income per common share
Basic	$0.02	$(0.17)	$(0.05)
Diluted	$0.02	$(0.17)	$(0.05)
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
     Significant components of the Company’s income tax (benefit) expense from continuing operations for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Current:
Federal	$884	$2,894	$2,963	$5,173
State	56	248	196	443
Foreign	784	253	4,657	452

Total current	1,724	3,395	7,816	6,068

Deferred (benefit) expense:
Federal	(1,750)	(1,640)	(5,317)	(3,902)
State	(150)	(141)	(455)	(334)
Foreign	(15)	(143)	(1,435)	(429)

Total deferred	(1,915)	(1,924)	(7,207)	(4,665)

Total tax (benefit) expense	$(191)	$1,471	$609	$1,403

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

Security Division and Enterprise Security Division include international sales mainly to South America, Europe and Asia.
     The following table sets forth information about the Company’s reportable segments for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from external customers:
Embedded security	$19,145	$15,003	$52,491	$39,809
Enterprise security	43,800	44,447	133,308	98,002

Consolidated revenues	$62,945	$59,450	$185,799	$137,811

Significant non-cash items other than depreciation and amortization expense
Embedded security	$(422)	$669	$3,581	$1,450
Enterprise security	$506	$1,459	4,101	4,682

Consolidated significant non-cash items other than depreciation and amortization expense	$84	$2,128	$7,682	$6,132

Operating income (loss):
Embedded security	$(232)	$(5,933)	$(6,292)	$(11,086)
Enterprise security	(901)	7,575	(412)	11,388

Consolidated operating income (loss)	$(1,133)	$1,642	$(6,704)	$302

Income (loss) before income taxes:
Embedded security	$476	$(1,771)	$(5,513)	$(6,573)
Enterprise security	(432)	4,238	2,635	8,924

Consolidated (loss) income before income taxes	$44	$2,467	$(2,878)	$2,351

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Significant non-cash items other than depreciation and amortization consist of the following:
Restructuring charges	$(9)	$100	$2,573	$1,585
Amortization of unearned compensation	1,212	2,028	3,913	4,547
Write-off of acquired in-process research and development	(1,119)	—	1,196	—

Total	$84	$2,128	$7,682	$6,132

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
(13) INCOME (LOSS) PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$235	$996	$(3,487)	$948

Weighted average common shares outstanding — basic	25,009	23,976	24,719	20,998

Effect of dilutive securities — options	926	582	—	688

Adjusted weighted average common shares outstanding — diluted	25,935	24,558	24,719	21,686

Basic net (loss) income per share	$0.01	$0.04	$(0.14)	$0.05

Diluted net (loss) income per share	$0.01	$0.04	$(0.14)	$0.04

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

RESULTS OF OPERATIONS
Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004
Revenues and Gross Margins (dollars in thousands)

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Revenues by type
License and royalties	$3,501	$2,449	$1,052	43%
Products	51,516	51,892	(376)	-1%
Service and maintenance	7,928	5,109	2,819	55%

Total	$62,945	$59,450	$3,495	6%

Revenues by segment
Embedded Security Division	$19,145	$15,003	$4,142	28%
Enterprise Security Division	43,800	44,447	(647)	-1%

Total	$62,945	$59,450	$3,495	6%

Revenue mix by type
License and royalties	6%	4%	2%
Products	82%	87%	-5%
Service and maintenance	12%	9%	3%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	30%	25%	5%
Enterprise Security Division	70%	75%	-5%

Total	100%	100%	0%

Gross margins by type
License and royalties	100%	98%	2%
Products (1)	38%	42%	-4%
Service and maintenance	70%	90%	-20%

Total	45%	49%	-4%

Gross margins by segment
Embedded Security Division	65%	57%	8%
Enterprise Security Division	37%	47%	-10%

Total	45%	49%	-4%

(1)	Includes amortization of acquired intangible assets of $3.5 and $3.3 million for three months ended September 30, 2005 and 2004, respectively. Also, amortization of unearned compensation of $0.1 and $0.2 million has been included for the three months ending September 30, 2005 and 2004, respectively.

     Revenues increased $3.5 million or 6% primarily due to a $2.8 million or 55% increase in service and maintenance revenues, and a $1.1 million or 43% increase in licenses and royalties. The $2.8 million increase in service and maintenance revenues is the result of the acquisition of MediaSentry and an increase in service and maintenance contracts for new sales and renewals of existing service and maintenance contracts. The $1.1 million increase in license and royalty revenues is the result of increased sales of our various licensed toolkit products.
     Revenue for the Embedded Security Division experienced 28% or $4.1 million growth for the three month period ended September 30, 2005 compared to the same period of 2004. The increase is primarily due to increased sales resulting from a broader presence in the information security market due to the acquisition of DMDsecure and MediaSentry during the second quarter of 2005. The Enterprise Security Division experienced 1% or $0.6 million decline. The decrease in the Enterprise Security Division is the result of a large SONET deal that closed during the third quarter of 2004. Deals of this size do not typically close every quarter due to the length of the sales cycle and as a result created a decrease in revenue when compared to the same quarter for the prior year.
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

Operating Expenses

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Operating expenses
Research and development	$7,469	$5,650	$1,819	32%
Sales and marketing	13,811	8,548	5,263	62%
General and administrative	5,167	4,175	992	24%
Write-off of acquired in-process research and development costs	(1,119)	—	(1,119)	-100%
Cost of integration of acquired companies	834	4,573	(3,739)	-82%
Restructuring charges	(9)	100	(109)	-109%
Amortization of acquired intangible assets	2,267	2,304	(37)	-2%
Amortization of unearned compensation	1,119	1,867	(748)	-40%

Total	$29,539	$27,217	$2,322	9%

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
Interest and Other Income, Net

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Interest income, net	$1,058	$436	$622	143%
Other income, net	119	389	(270)	-69%

	$1,177	$825	$352	43%

     The increase in interest income is due primarily to increased cash and investment balances that increased interest earned over the prior period. Other income decreased as a result of fluctuations on our foreign currency transactions during the current quarter in addition to the revaluation of U.S. dollar bank account balances held by our foreign subsidiaries.
Income Tax Expense

	Three Months Ended September 30,		Variance
	2005	2004	$	%
Income tax expense	$(191)	$1,471	$(1,662)	-113%

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

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004
Revenues and Gross Margins (dollars in thousands)

	Nine Months Ended September 30,		Variance
	2005	2004	$	%
Revenues by type
License and royalties	$11,752	$7,300	$4,452	61%
Products	154,689	116,563	38,126	33%
Service and maintenance	19,358	13,948	5,410	39%

Total	$185,799	$137,811	$47,988	35%

Revenues by segment
Embedded Security Division	$52,491	$39,809	$12,682	32%
Enterprise Security Division	133,308	98,002	35,306	36%

Total	$185,799	$137,811	$47,988	35%

Revenue mix by type
License and royalties	6%	5%	1%
Products	83%	85%	-2%
Service and maintenance	11%	10%	1%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	28%	29%	-1%
Enterprise Security Division	72%	71%	1%

Total	100%	100%	0%

Gross margins by type
License and royalties	99%	98%	1%
Products (1)	41%	44%	-3%
Service and maintenance	75%	79%	-4%

Total	48%	50%	-2%

Gross margins by segment
Embedded Security Division	66%	61%	5%
Enterprise Security Division	41%	46%	-5%

Total	48%	50%	-2%

(1)	Includes amortization of acquired intangible assets of $10.5 and $7.7 million for the nine months ended September 30, 2005 and 2004, respectively. Also, amortization of unearned compensation of $0.3 and $0.4 million is included for the nine months ended September 30, 2005 and 2004, respectively.

     Revenues increased $48.0 million primarily related to the acquisitions of Rainbow, Datakey, DMDsecure and MediaSentry. The nine month period ended September 30, 2004 reflected approximately seven months of results of operations for Rainbow and approximately one month of the results of operations for Datakey, whereas the nine month period ended September 30, 2005 includes the operations of the acquired companies for the entire period. Also, contributing to a lesser extent are the acquisitions of DMDsecure and MediaSentry which both closed in 2005, as well as increased information security solutions provided by us to the much broader market.
     Revenue increases by segment for the nine month period ended September 30, 2005 over the nine month period ended September 30, 2004 primarily attributable to the acquisitions. This increase is evidenced within both of our business segments. The Embedded Security Division increased by $12.7 million or 32% and the Enterprise Security Division increased by $35.3 million or 36% for the nine month period ended September 30, 2005 compared to the same period last year.
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

Operating Expenses

	Nine Months Ended June 30,		Variance
	2005	2004	$	%
Operating expenses
Research and development	$23,957	$17,034	$6,923	41%
Sales and marketing	36,529	19,967	16,562	83%
General and administrative	15,524	12,056	3,468	29%
Write-off of acquired in-process research and development costs	1,196	—	1,196	100%
Restructuring charges	2,573	1,585	988	62%
Cost of integration of acquired companies	6,567	7,935	(1,368)	-17%
Amortization of acquired intangible assets	6,633	6,173	460	7%
Amortization of unearned compensation	3,616	4,173	(557)	-13%

Total	$96,595	$68,923	$27,672	40%

     Research and development expenses increased as a result of increases in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel primarily through acquisitions with some increase relating to additional hires. As a percentage of revenue, research and development expenses increased from 12% for the nine month period ended September 30, 2004 to 13% for the same period in 2005. The Company continues to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.
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
Interest and Other Income, Net

	Nine Months Ended September 30,		Variance
	2005	2004	$	%
Interest income, net	$2,950	$1,314	$1,636	125%
Other income, net	876	735	141	19%

Interest and other income, net	$3,826	$2,049	$1,777	87%

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
Income Tax (Benefit) Expense

	Nine Months Ended September 30,		Variance
	2005	2004	$	%
Income tax expense	$609	$1,403	$(794)	–57%

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
Liquidity and Capital Resources
     As of September 30, 2005, Safenet had working capital of $197.6 million including unrestricted cash and short-term investments of $163.2 million. Working capital decreased by approximately $5.0 million or 2.5% from December 31, 2004. The decrease is primarily attributable to cash expended for acquisitions. SafeNet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.
     For the nine month period ended September 30, 2005, compared to the same period in 2004, cash provided by operating activities increased by approximately $14.3 million or 213%. The increase in cash from operating activities is mainly attributable to improved collections of accounts receivable. For the nine month period ended September 30, 2004 accounts receivable increased by $11.8 million compared to a $7.7 million decrease for the same period in 2005 resulting in a net change of approximately $19.5 million.
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

     The following table sets forth, as of September 30, 2005, our commitments and contractual obligations for the periods indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years
Operating leases (1)	$38,437	$8,761	$14,189	$9,701	$5,786
Capital leases	861	403	411	47	—
Subleases	(7,182)	(1,460)	(3,078)	(2,398)	(246)
Preferred supplier agreement (2)	2,400	2,400	—	—	—

Total	$34,516	$10,104	$11,522	$7,350	$5,540

SafeNet generally does not make unconditional, non-cancelable purchase commitments.
SafeNet enters into purchase orders in the normal course of business which are less than one year term.

(1)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.

(2)	The Company had a supply agreement with approximately 6,800 units remaining to be purchased. The financial obligation was approximately $5.3 million; upon termination of the agreement we are obligated only for costs incurred. The obligation remaining is approximately 3,000 units at approximately $2.4 million.
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
ITEM 4 — CONTROLS AND PROCEDURES
     The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005. As a result of the material weakness in internal control over financial reporting discussed below, as well as various adjustments that were identified during the audit process that resulted in the restatement of the interim consolidated financial statements for the three and nine month periods ended September 30, 2005, management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005.
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management has identified a material weakness in internal control. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness pertains to insufficient staffing and technical expertise in the Company’s accounting and financial reporting functions. The inadequate level of staffing and technical expertise results in certain accounting processes and controls around the financial statement close and financial reporting processes, the processes for accounting for non-routine transactions and judgmental reserves, as well as certain controls over transaction processing, not being performed correctly, or on a timely basis. As a result of this weakness, material adjustments were identified related to accounting for revenue and costs on a long-term production contract, restructuring accruals for the exit of a leased facility, as well as various adjustments in other areas that were not as material, either individually or in the aggregate. These adjustments resulted in the restatement of the Company’s previously issued financial statements for the three and nine month periods ended September 30, 2005. Accordingly, management has determined that this deficiency in controls reflects a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
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
     With the exception of the item described above, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting as of September 30, 2005.

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