Form 10-Q
period 2006-03-31
SAFENET INC
filed 2006-05-10
CIK 850313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding of the issuer’s Common Stock as of May 4, 2006 was 27,546,926.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,094	$63,934
Short-term investments	286,126	278,785
Accounts receivable, net of allowance for doubtful accounts of $2,842 in 2006 and $2,278 in 2005	54,918	67,722
Inventories, net of reserve of $2,741 in 2006 and $2,227 in 2005	24,373	22,176
Unbilled cost and fees	3,716	4,025
Deferred income taxes	9,649	9,575
Prepaid expenses and other current assets	6,193	5,874

Total current assets	453,069	452,091
Property and equipment, net	19,269	17,904
Computer software development costs, net of accumulated amortization of $2,435 in 2006 and $2,278 in 2005	4,532	3,886
Goodwill	339,714	339,785
Other intangible assets, net of accumulated amortization of $57,538 in 2006 and $52,179 in 2005	127,028	132,318
Other assets	7,921	8,168

Total assets	$951,533	$954,152

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$18,105	$19,770
Accrued compensation and related costs	11,030	14,007
Advance payments and deferred revenue	14,146	11,009
Accrued income taxes	8,816	9,385
Other accrued expenses	12,358	11,247
Accrued warranty costs	3,935	4,443
Unfavorable lease liability	1,366	1,521

Total current liabilities	69,756	71,382
Long-term debt	250,000	250,000
Unfavorable lease liability, less current portion	4,170	4,347
Deferred income taxes	41,434	43,599
Other liabilities	1,546	1,693

Total liabilities	366,906	371,021

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value per share, authorized 500 shares, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, authorized 50,000 shares, issued and outstanding shares of 25,544 in 2006 and 25,343 in 2005	255	253
Additional paid-in capital	656,519	651,745
Treasury stock, 1,513 shares in 2006 and 2005, at cost	(49,990)	(49,990)
Accumulated other comprehensive income	1,335	2,225
Accumulated deficit	(23,492)	(21,102)

Total stockholders’ equity	584,627	583,131

Total liabilities and stockholders’ equity	$951,533	$954,152

     See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Licenses and royalties	$3,741	$3,979
Products	51,897	49,785
Service and maintenance	7,837	5,948

Total revenues	63,475	59,712
Cost of revenues:
Licenses and royalties	6	106
Products (1)	28,234	23,765
Service and maintenance	2,234	1,100
Amortization of acquired intangible assets	3,362	3,491

Total cost of revenues	33,836	28,462

Gross profit	29,639	31,250

Operating expenses:
Research and development expenses (1)	8,621	8,513
Sales and marketing expenses (1)	13,220	10,120
General and administrative expenses (1)	9,653	5,694
Restructuring charges	32	—
Costs of integration of acquired companies	1,228	3,330
Amortization of acquired intangible assets	1,951	2,266

Total operating expenses	34,705	29,923

Operating income (loss)	(5,066)	1,327
Dividends	2,425	3
Interest income	1,078	842
Interest expense	(1,951)	(2)
Other expense	(95)	(337)

Income (loss) before income taxes	(3,609)	1,833
Income tax (benefit) expense	(1,219)	660

Net income (loss)	$(2,390)	$1,173

Net income (loss) per common share:
Basic	$(0.10)	$0.05
Diluted	$(0.10)	$0.05

Shares used in computation:
Basic	23,990	24,486
Diluted	23,990	25,439

(1)	Includes the stock compensation expense recorded by the Company upon adoption of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment. See Note 15 for additional information.
See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Three Months Ended March 31, 2006
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Net (loss) income	$(2,390)	$1,173
Other comprehensive loss:
Foreign currency translation adjustment	(681)	(3,166)
Unrealized loss on available-for-sale securities	(209)	(21)

Total other comprehensive loss	(890)	(3,187)

Comprehensive loss	$(3,280)	$(2,014)

See accompanying notes to consolidated financial statements.
SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2006
(Unaudited, in thousands)

					Accumulated
			Additional		other		Total
	Common stock		paid-in	Treasury	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	Stock	income (loss)	deficit	equity
Balance as of January 1, 2006	25,343	$253	$651,745	$(49,990)	$2,225	$(21,102)	$583,131

Issuance of common stock under Employee Stock Purchase Plan	25	—	682	—	—	—	682
Issuance of common stock for stock option exercises	176	2	1,982	—	—	—	1,984
Stock based compensation	—	—	2,110	—	—	—	2,110
Net loss	—	—	—	—	—	(2,390)	(2,390)
Other comprehensive loss	—	—	—	—	(890)	—	(890)

Balance as of March 31, 2006	25,544	$255	$656,519	$(49,990)	$1,335	$(23,492)	$584,627

See accompanying notes to consolidated financial statements.

SAFENET, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,390)	$1,173
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,531	1,253
Amortization of computer software development costs	156	307
Amortization of other intangible assets	5,323	5,757
Stock-based compensation expense	2,110	1,454
Amortization of debt issuance costs	297	—
Other non-cash items	—	59
Restructuring charge	32	—
Deferred income taxes	(2,243)	(1,961)
Amortization of unfavorable lease liability	(236)	(399)
Loss on retirement of property and equipment	164	—
Changes in operating assets and liabilities:
Accounts receivable, net	12,895	6,521
Inventories, net	(2,322)	362
Prepaid expenses and other current assets	17	(574)
Accounts payable	(1,781)	(1,033)
Accrued compensation and related costs	(2,988)	(4,080)
Accrued severance and related acquisition costs	—	(151)
Accrued income taxes	(141)	1,484
Other accrued expenses	386	(1,661)
Advance payments and deferred revenue	3,138	(1,362)

Net cash provided by operating activities	13,984	7,149

Cash flows from investing activities:
Sales of available for sale securities	179,760	10,605
Purchases of available for sale securities	(187,103)	(8,837)
Purchases of property and equipment	(3,037)	(2,000)
Change in other assets	(1,356)	(362)

Net cash used in investing activities	(11,736)	(594)

Cash flows from financing activities:
Proceeds from stock options exercised and issuance of stock under Employee Stock Purchase Plan	2,666	2,107

Net cash provided by financing activities	2,666	2,107

Effect of exchange rate changes on cash	(718)	(1,845)

Net (decrease) increase in cash and cash equivalents	4,160	6,817
Cash and cash equivalents at beginning of period	63,934	74,751

Cash and cash equivalents at end of period	$68,094	$81,568

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,569	$930
Cash paid for interest was not material for the three month periods ended March 31, 2006 and 2005
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited, in thousands except per share amounts)
(1) BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules or regulations. The interim financial statements are unaudited, but reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present a fair statement of results for the interim periods presented. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim period are not necessarily indicative of results to be expected in future periods.
(2) BUSINESS
     SafeNet, Inc. (“SafeNet” or the “Company”) develops, markets, sells, and supports a portfolio of hardware and software information security products and services that protect and secure digital identities, communications and applications, offering both Original Equipment Manufacturer (“OEM”) technology and end-user products. The Company provides its network security solutions worldwide for use in a wide variety of environments including financial, healthcare, enterprise, technology and government. The Company’s technology is sold and licensed in various formats, including software, hardware, silicon chips, and intellectual property.
     On December 1, 2005, the Company completed the acquisition of Eracom Technologies AG, a leading IT security manufacturer and pioneer of Hardware Security Modules (HSM). Eracom augmented the Company’s Borderless security offering with the addition of its Hardware Security Modules designed for the Electronic Funds Transfer (EFT), credit card and ATM segments of the financial services market, and its Data at Rest products that encrypt data on PCs, laptops, servers, and portable media. The results of operations of Eracom Technologies AG have been included in the Company’s consolidated results of operations beginning December 1, 2005.
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
(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
     The Company derives revenue from software and technology licenses, product sales, maintenance (post-contract customer support), and services. Software and technology licenses typically contain multiple elements, including the product license, maintenance, and/or other services. The Company allocates the total arrangement fee among each deliverable based on the fair value of each of the deliverables as determined by vendor-specific objective evidence.
Licenses and Royalties
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
     Certain products are designed, developed and produced by the Company for use in U.S. Government and commercial high assurance applications. The products consist of application specific integrated circuits (“ASICs”), modules, electronic assemblies and stand-alone products to protect information. Revenues under certain fixed-price contracts calling for delivery of a specified number of units are recognized as deliveries are made. Revenues under cost-reimbursement contracts are recognized as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs. Certain contracts are awarded on a fixed-price incentive fee basis. Incentive fees on such contracts are considered when estimating revenues and profit rates and are recognized when the amounts can reasonably be determined or, if they can not be reasonably estimated, when they are realized. The costs attributed to units delivered under fixed-price contracts are based on the estimated average cost per unit at contract completion. Profits expected to be realized on long-term contracts are based on total revenues and estimated costs at completion. Revisions to contract profits are recorded in the accounting period in which the revisions are known. Estimated losses on contracts are recorded when identified. For research and development, cost-plus-fee type contracts, and customized development contracts, the Company recognizes contract earnings using the percentage-of-completion method. The estimated contract revenues are recognized based on percentage-of-completion as determined by the cost-to-cost basis whereby revenues are recognized as contract costs are incurred.
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
Shipping and Handling Costs
     All shipping and handling costs incurred in connection with the sale of products to customers are included in cost of product revenues.
Use of Estimates
     The Company regularly reviews its estimates of progress to completion related to ongoing long-term development contracts with customers. For the three months ended March 31, 2006, revisions to these estimates decreased operating loss, net loss and loss per diluted share of $532, $351 and $0.01, respectively.
Costs of Integration of Acquired Companies
     The Company incurs integration costs in connection with its purchase business combinations. These costs represent incremental costs that the Company believes would not have been incurred absent the business combinations. Major components of these costs include payroll and related costs pertaining to employees remaining with the Company on a transitional basis; costs related to facilities that have been assumed for a transitional period; public relations, advertising and media costs for re-branding of the combined organization; and consulting and related fees incurred to integrate or restructure the acquired operations. These costs are expensed as incurred.

Product Warranties
     The changes in the carrying amount of accrued warranty costs from December 31, 2005 to March 31, 2006 are as follows:

Balance as of December 31, 2005	$4,443
Cash payments made or costs incurred	(732)
Provisions	224

Balance as of March 31, 2006	$3,935

     The Company offers warranties on its products ranging from ninety days to two years. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company does business. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims and the estimated cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. While warranty costs have historically been within management’s expectations, it is possible that warranty rates will change in the future based on new product introductions and other factors. Provisions are shown net of a change of prior estimates of $500. This change resulted in a $500 decrease to operating loss, a $330 decrease to net loss and a $0.01 decrease to loss per diluted share.
Employee Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation, for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. SafeNet recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, SafeNet recognized stock-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. SafeNet has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 15 to the consolidated financial statements for a further discussion of stock-based compensation.
     Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
Reclassifications and Other Adjustments
     Certain deminimus adjustments were recorded to the Company’s financial statements for the quarter ended March 31, 2005 and presented in the Company’s annual report on Form 10-K at Item 6-Selected Financial Data. The adjustments have been incorporated herein.
     Where appropriate, certain amounts in the prior year consolidated financial statements have been reclassified to conform to the 2006 presentation.
(4) ACQUISITIONS
DMDsecure, B.V.
     On April 4, 2005, SafeNet, Inc. completed the acquisition of 100% of DMDsecure, B.V. (“DMDsecure”) in a cash transaction. As a result of the acquisition, DMDsecure became a wholly-owned subsidiary of SafeNet. The aggregate purchase price was $9,498, including direct costs of acquisition of $242, with additional contingent consideration payable to the sellers during the subsequent twelve month period pursuant to an earn-out schedule that is based on earned revenues. Any contingent payments made under the terms of the purchase agreement will be treated as an additional cost of the acquired business and additional goodwill will be recorded. The operating results of DMDsecure have been included in the Company’s consolidated results of operations beginning on April 4, 2005. DMDsecure is a provider of protection for electronic content. The acquisition expanded the business in the digital rights management marketplace. The results of operations for DMDsecure, as well as related assets and liabilities, have been incorporated into the Embedded Security division.
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
     The aggregate initial purchase price was $20,492, consisting of cash of $14,006, 194 shares of common stock valued at approximately $6,000, 35 options to purchase common stock with an aggregate estimated fair value of $292, and estimated direct costs of the acquisition of $194. The value of the common stock issued was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced.
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
     The Company has estimated goodwill of $12,962 and assigned it to the Embedded Security segment. The entire balance of that amount is expected to be deductible for tax purposes. The primary factor contributing to a purchase price for MediaSentry that resulted in recognition of goodwill is that it will allow SafeNet to broaden its market with new technologies to include anti-piracy and business management services for the recording and motion picture industries. These anti-piracy solutions help clients detect and deter unauthorized distribution of copyrighted content and prosecute those who engage in piracy activities.
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
     Eracom Technologies AG is a leading pioneer and developer of Hardware Security Modules (HSMs) and data encryption software. The acquisition enhances SafeNet’s Borderless Security Offering, with the addition of full disk and file encryption, and strengthens the Company’s business in the financial services industry by opening opportunities in the Electronic Funds Transfer (EFT), credit card and ATM markets, and new segments of the Company’s already established financial services offering. Eracom also markets an industry leading PC disk encryption system which complements SafeNet’s Borderless Solution. This offering expands SafeNet’s end point security solution with disk encryption which is in high demand today by governments, businesses and consumers. These products are used to protect integrity of data on individual PCs and laptops by requiring authentication of the user before the device is booted-up and data is accessed. It is a natural progression for SafeNet to offer customers authentication and local disk encryption from its portfolio. These products complement SafeNet’s Borderless Security Solution offering authentication, authorization and VPN. The Eracom solutions will be integrated into SafeNet’s Enterprise Segment.
     The Company has preliminarily estimated goodwill of $24,022 and assigned it to the Enterprise segment. This goodwill is not expected to be deductible for tax purposes. The primary factors contributing to a purchase price for Eracom that resulted in the recognition of goodwill included expansion of markets for existing product lines, new product offerings in the Borderless Solutions marketplace that compliments existing SafeNet Borderless projects, and new product offerings that will also be leveraged to the existing SafeNet customer base.

     The aggregate initial purchase price was $23,702, consisting of cash of $23,259 and estimated direct costs of the acquisition of $443. The Company has preliminarily estimated the fair value of the acquired intangible assets at $7,428. The $7,428 of acquired intangibles was assigned to the following asset classes: $1,050 of patents, $6,013 of customer contracts and $365 of non-compete agreements. The estimated amortization periods are as follows: for patents 8 years, 8 years for customer contracts, and 8 years for non-compete agreements.
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
     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of the 2005 acquisitions. The Company is in the process of completing certain analyses and obtaining or finalizing certain third party valuations of theses businesses. The Company is also finalizing its estimates of the direct costs of the acquisitions, and thus the allocations of the purchase price is subject to further refinement.

	DMDsecure	MediaSentry	Eracom
Current assets	$319	$2,027	$3,435
Property and equipment	70	1,208	281
Deferred income taxes	92	—	—
Acquired in-process research and development	1,196	—	—
Other intangibles	1,968	7,100	7,428
Goodwill	6,897	12,961	24,022
Other	—	—	116

Total assets acquired	$10,542	$23,296	$35,282

Current Liabilities	$401	$716	$5,698
Other liabilities	—	296	3,954
Accrued income taxes	—	8	24
Capital leases — short term	—	484	—
Note payable	—	300	—
Deferred income taxes	643	612	1,904
Capital leases — long-term	—	390	—

Total liabilities assumed	1,044	2,806	11,580

Net assets acquired	$9,498	$20,490	$23,702

     The following unaudited consolidated pro forma results of operations of the Company for the three months ended March 31, 2005 give effect to the June 1, 2005 acquisition of MediaSentry and the December 1, 2005 acquisition of Eracom as though they had occurred on January 1, 2005 (in thousands, except per share amounts):

Three Months Ended
March 31,
2005
Revenues	$61,611
Net (loss) income	(982)
(Loss) income per common share
Basic	$(0.04)
Diluted	$(0.04)
     The acquisition of DMDsecure, B.V. on April 4, 2005 would not have materially affected the pro forma reported results of operations for the three months ended March 31, 2005 had the acquisition occurred on January 1, 2005.

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
     The Company calculated an estimated liability of $6,190 as of March 16, 2004 based on current expectations of market rates for subleasing the property and the anticipated amount of time required to sublease the property. This amount was reduced by the remaining unfavorable lease liability of $1,408 recorded by the Company for this property in connection with Cylink purchase accounting. As of March 31, 2006, the current and long-term portions of this liability are classified as unfavorable lease liability in the accompanying consolidated balance sheets.
     Effective June 30, 2005, in connection with the continued integration of Rainbow, the Company also ceased use and exited an existing leased property in Ottawa, Canada. The Company calculated the fair value of the liability of $2,697 as of June 30, 2005 based on the terms of an actual sublease in place. This amount was reduced by the remaining unfavorable lease and restructuring liability of $860 recorded by the Company for this property in connection with Rainbow purchase accounting, yielding a net charge during the period of $1,837 which was included in the results of operations of the Enterprise Security segments. On February 28, 2006 an additional restructuring charge of $32 was recorded, thereby increasing the unfavorable lease and restructuring liability. As of March 31, 2006, the current and long-term portions of this liability are classified as unfavorable lease liability in the accompanying consolidated balance sheets.
(6) INVENTORIES
     Inventories consisted of the following:

	March 31,	December 31,
	2006	2005
Raw materials	$5,098	$4,668
Finished goods	19,205	13,111
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized to date	2,811	6,624

	27,114	24,403
Reserve for excess and obsolete inventory	(2,741)	(2,227)

	$24,373	$22,176

(7) PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	March 31,	December 31,
	2006	2005
Furniture and equipment	$22,223	$18,730
Buildings	1,488	1,639
Computer software	3,464	4,533
Leasehold improvements	4,208	3,526

	31,383	28,428
Accumulated depreciation and amortization	(12,114)	(10,524)

	$19,269	$17,904

(8) GOODWILL
     The changes in the carrying amount of goodwill for the three month period ended March 31, 2006 are as follows:

	Embedded	Enterprise
	Security	Security
	Division	Division	Total
Balance as of January 1, 2006	$145,635	$194,150	$339,785
Goodwill adjustments recorded during the period:
Acquisition of MediaSentry	(533)	—	(533)
Acquisition of Eracom	—	283	283
Foreign currency translation adjustments	179	—	179

Balance as of March 31, 2006	$145,281	$194,433	$339,714

     Goodwill adjustments recorded during the period reflect preliminary adjustments to the related acquisition purchase price. The Company is continuing to refine the purchase price allocations for these acquisitions and expects to finalize the MediaSentry allocation in the second quarter of 2006 and the Eracom allocation in the fourth quarter of 2006.

(9) OTHER INTANGIBLE ASSETS
     Acquired intangible assets consisted of the following at March 31, 2006 of which $61,227 related to the Enterprise Security Division, and $65,801 related to the Embedded Security Division:

	Weighted			Net
	Average Useful	Gross Carrying	Accumulated	Carrying
	Life in Years	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer contracts / relationships	7.7	$41,926	$(14,246)	$27,680
Developed technology	8.1	104,920	(31,489)	73,431
Patents and related	7.2	17,407	(8,134)	9,273
Tradenames	0.5	100	(100)	—
Non-compete agreements	2.1	2,533	(2,110)	423
Purchase orders and contract backlog	0.9	1,459	(1,459)	—

Total	7.8	168,345	(57,538)	110,807

Intangible assets not subject to amortization:
Trademarks	N/A	13,520	—	13,520
Domain names	N/A	2,701	—	2,701

Total		16,221	—	16,221

Total acquired intangible assets		$184,566	$(57,538)	$127,028

     The estimated amortization expense subsequent to March 31, 2006 is as follows:

Remaining 2006	$14,427
2007	18,633
2008	16,862
2009	13,171
2010	11,300
2011 and thereafter	36,414
(10) LONG-TERM DEBT
     On December 13, 2005, the Company completed the issuance and sale in a private placement of $250,000 in principal amount of 2.50% convertible subordinated notes due December 15, 2010, generating net cash proceeds of approximately $244,073 after deducting fees, expenses and the initial purchaser’s discounts. These notes had not been registered with the Securities and Exchange Commission as of March 31, 2006. On April 11, 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission with respect to the resale of the notes and the shares of common stock issuable upon conversion of the notes. The shelf registration has not yet been declared effective. Cash interest is payable semiannually in arrears beginning June 15, 2006 at a rate of 2.50% per year. The notes are unsecured and subordinated obligations that rank junior in right of payment to any future senior indebtedness.
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

(3) if the closing price per share of our common stock on each of five trading days in any period of ten consecutive trading days is more than $82.60, which is 200% of the initial conversion price, subject to adjustment, which the Company refers to as the special trigger event; (4) if specified distributions to holders of the Company’s common stock occur; (5) if any corporate event resulting in a change of control or any other specified fundamental change occurs; or (6) during the six month period from, and including, June 15, 2010 to, but excluding, the maturity date. At March 31, 2006, the notes were not convertible and the holders of the notes had no right to require the Company to repurchase the notes and, therefore, are classified as long-term debt.
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
     The conversion feature embedded in the convertible notes is not required to be bifurcated and accounted for separate from the notes. The Company does not have a stated intent or past practice of settling such instruments in cash, therefore share settlement is assumed for accounting purposes until the actual settlement takes place. Until conversion, no amounts are recognized in the Company’s financial statements for the ultimate settlement of the conversion feature. Upon conversion, if the Company elects to settle the conversion feature with shares of its common stock, settlement of the conversion feature will be accounted for as an equity transaction involving the issuance of shares at fair value for settlement of the conversion feature. No gain or loss would be recognized in the financial statements as a result of settling the conversion features in shares of common stock. If the Company elects to settle the conversion feature in cash, the full amount of the cash payment for that conversion feature will be treated as a loss on the extinguishment of debt in the Company’s results of operations when settled
(11) INCOME TAXES
     The tax provisions for the three month periods ended March 31, 2006 and 2005 were based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company’s effective tax rate was (34%) for the three months ended March 31, 2006. The estimated effective tax rate differs from the U.S. statutory rate of 35% primarily due to foreign earnings taxed in lower tax rate jurisdictions offset by tax losses in foreign jurisdictions that will not result in tax benefits and non-deductible stock-based compensation.

     Significant components of the Company’s income tax (benefit) expense from continuing operations for the three month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ending March 31,
	2006	2005
Current:
Federal	$(495)	$2,045
State	(69)	169
Foreign	1,509	495

Total current	945	2,709

Deferred (benefit) expense:
Federal	(1,782)	(1,813)
State	(268)	(155)
Foreign	(114)	(81)

Total deferred	(2,164)	(2,049)

Total tax (benefit) expense	$(1,219)	$660

     Deferred tax assets, net of valuation allowances, and deferred tax liabilities, net of non-current deferred tax assets, as of March 31, 2006 are $9,649 and $41,434, respectively. The deferred tax liabilities at March 31, 2006 include $44,052 of deferred tax liabilities that relate to the acquisition of certain intangibles assets that are not deductible for tax purposes, primarily related to the Rainbow acquisition.
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

     The following table sets forth information about the Company’s reportable segments for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Revenue from external customers:
Embedded security	$19,662	$15,094
Enterprise security	43,813	44,618

Consolidated revenues	$63,475	$59,712

Significant non-cash items other than depreciation and amortization expense
Embedded security	$1,273	$833
Enterprise security	869	621

Consolidated significant non-cash items other than depreciation and amortization expense	$2,142	$1,454

Operating income (loss):
Embedded security	$(665)	$(2,940)
Enterprise security	(4,401)	4,267

Consolidated operating loss	$(5,066)	$1,327

Income (loss) before income taxes:
Embedded security	$72	$(2,746)
Enterprise security	(3,681)	4,579

Consolidated (loss) income before income taxes	$(3,609)	$1,833

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

	Three Months Ended March 31,
	2006	2005
Significant non-cash items other than depreciation and amortization consist of the following:
Stock-based compensation expense	$2,110	$1,454
Restructuring charges	32	—

Total	$2,142	$1,454

(13) SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK
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
     For the three months ended March 31, 2006 and March 31, 2005, a major U.S. government agency customer of the Enterprise Security Division accounted for 40% and 39% of the Company’s consolidated revenues, respectively.
     As of March 31, 2006 and December 31, 2005, a major U.S. government agency customer of the Enterprise Security Division accounted for 36% and 32% of consolidated accounts receivable, respectively.
(14) INCOME (LOSS) PER SHARE

	Three Months Ended
	March 31,
	2006	2005
Net (loss) income	$(2,390)	$1,173

Weighted average common shares outstanding — basic	23,990	24,486

Effect of dilutive securities — options	—	953

Adjusted weighted average common shares outstanding — diluted	23,990	25,439

Basic net (loss) income per share	$(0.10)	$0.05

Diluted net (loss) income per share	$(0.10)	$0.05

     For the three months ended March 31, 2006, diluted net loss per common share is equal to basic net loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These securities consist of outstanding in-the-money options to purchase 4,183 shares of the Company’s common stock as of March 31, 2006. Weighted average shares outstanding considers shares issuable upon conversion of our convertible senior subordinated notes using the if-converted method. Since the average price per share of our common stock was below the conversion price of our convertible notes, the convertible notes did not have a dilutive effect on our earnings per share for any of the periods presented. Until the market price of our common stock exceeds $41.30 per share, the conversion feature of the convertible notes will not have an impact on the number of shares utilized to calculate diluted earnings per share. When the market price of our common stock exceeds $41.30 per share, the number of shares that would be issued if the convertible notes were converted will be included as outstanding shares in the calculation of the diluted earnings per share.
(15) STOCK-BASED COMPENSATION
     At March 31, 2006, the Company has several stock-based employee compensation plans as described below. The total compensation expense related to these plans was $2,110 for the three months ended March 31, 2006. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with intrinsic value at the grant date. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.
     Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the first quarter of 2006 based on its historical experience during the preceding 11 years.

     The impact to the Statement of Operations for the three months ended March 31, 2006, as a result of adopting SFAS 123R instead of continuing to account for stock-based compensation under APB 25, was a reduction of $1,360 and $1,158 to income before income taxes and net income, respectively. Basic earnings per share for the three months ended March 31, 2006 were reduced by $.05 per share. In addition, prior to the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.
     The pro forma table below reflects net earnings and basic and diluted net loss per share for the first quarter of 2005, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

March 31, 2005
Net loss, as reported	$1,173
Add: Employee stock-based compensation expense included in net income loss as reported, net of taxes	1,026
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(3,853)

Pro forma net loss	$(1,654)

Loss per share:
Basic — as reported	$0.05

Basic — pro forma	$(0.07)

Diluted — as reported	$0.05

Diluted — pro forma	$(0.07)

Employee Stock Purchase Plan
     The Company sponsors the SafeNet, Inc. Employee Stock Purchase Plan, (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of the Company’s common stock. Employees are able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates.
Incentive Compensation Plans
     SafeNet stock option plans include principal plans adopted in 2000 and 2001 (“principal option plans”), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. Options granted under the principal option plans are generally non-qualified stock options but such plans permit some options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of SafeNet’s common stock on the option grant date. The contractual term of options granted is generally ten years.
     As part of its SFAS 123R adoption, SafeNet examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, SafeNet identified two employee populations: stock option holders and Employee Stock Purchase Plan participants. SafeNet used the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted average expected life in months of the two identified employee populations. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the two populations identified. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The volatility factor was determined by a analysis of the Company’s historical stock price for periods that approximated the expected life of the options.

     The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Stock Options (1)		ESPP
	Three months ended		Three months ended
	March 31,		March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.14%	3.24%	4.14%	3.83%
Dividend yield	0%	0%	0%	0%
Expected option life in months	4.26 years	3-5 years	6 months	6 months
Expected stock price volatility	52%	69%	52%	61%
Weighted average fair value of granted options	$12.97	$17.21	$8.03	$9.87

(1)	The fair value calculation was based on stock options granted during the period.
     Option activity under the principal option plans for the year ended December 31, 2005 and for the three months ended March 31, 2006 was as follows:

			Weighted
			Average	Weighted	Aggregate
	Number	Range of	Exercise	Average	Intrinsic
	of Shares	Exercise Prices	Price	Fair Value	Value
Outstanding as of December 31, 2004	4,201	$4.37 to $45.29	$19.88
Granted	1,269	$21.70 to $35.11	$30.48
Issued in connection with Media Sentry	35	$0.03 to $29.96	$20.01
Exercised	(703)	$0.03 to $42.70	$15.88
Cancelled / Forfeited	(395)	$8.53 to $45.29	$24.14

Outstanding as of December 31, 2005	4,407	$0.03 to $45.29	$23.19
Granted	23	$23.71 to $35.98	$26.48	$12.19	$27
Exercised	(176)	$0.03 to $23.21	$11.61
Cancelled / Forfeited	(71)	$10.57 to $43.63	$35.81	$20.64

Outstanding as of March 31, 2006	4,183	$0.03 to $45.29	$23.50		$22,673

Vested and expected to vest at March 31, 2006	4,070	$0.03 to $45.29	$23.40	$11.61	$22,450

Exercisable as of March 31, 2006	2,791	$5.85 to $43.63	$21.75		$19,847

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between SafeNet’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of SafeNet’s stock. Total fair value of options vested and expensed was $1,908, net of tax for the three months ended March 31, 2006.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
$ 0.03 to $11.17	419	5.8	$8.83	417	$8.88
$11.25 to $18.25	929	4.86	$14.97	851	$14.93
$18.50 to $26.00	1,221	7.61	$22.97	763	$22.97
$26.38 to $35.40	1,347	8.99	$30.85	498	$31.22
$35.43 to $45.29	267	4.67	$42.74	262	$42.83

	4,183			2,791

     The weighted average remaining contractual life of options outstanding at March 31, 2006 is consistent with the weighted average remaining contractual life for fully vested share options and share options expected to rest.
     As of March 31, 2006, $16,841 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.19 years.
     Cash received from option exercises and purchases under the ESPP for the three months ended March 31, 2006 was $2,666. There was no tax benefit realized for the tax deduction from option exercises of the share-based payment awards for the three months ended March 31, 2006.

     For the three months ended March 31, 2006, stock-based compensation expense related to the principal option plans and the ESPP under SFAS123R was allocated as follows:

Three Months
Ended
March 31, 2006
Cost of sales	$139
Research and development	584
Sellingand marketing	525
General and administrative	862

Stock-based compensation expense before income taxes	2,110
Income tax benefit	(421)

Total stock-based compensation expense after income taxes	$1,689

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These risks and other factors include, among others, the risks described in “1A – Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005. As a general matter, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of such terms or other comparable terminology.
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
     We identified our most critical accounting policies to be those related to revenue recognition for our software contracts with multiple elements, contracts accounted for using the percentage of completion method, the relevant accounting related to valuation allowances, accounts receivable, inventory, capitalized software equity-based compensation, and other acquired intangible assets. We describe these accounting policies in relevant sections of this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as, of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for the shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and, accordingly, generally recognized compensation expense only when we granted options with an intrinsic value at the grant date.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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
     On February 8, 2006, we announced that we had reached an agreement with the board of directors of nCipher plc, a company incorporated under the laws of England and Wales, on the terms of a recommended cash offer for the entire issued (and issuable upon exercise of options granted) ordinary share capital of nCipher, for 300 pence in cash for each nCipher share. On March 30, 2006 the United Kingdom regulatory authorities referred the proposed acquisition for nCipher plc for further review. As the additional review process involves considerable expense and lasts several months, the Company decided to abandon this transaction.
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
     Effective June 1, 2005, we completed the acquisition of MediaSentry, Inc., which expanded our customer base and anti-piracy offerings to include the protection of copyrighted content on peer-to-peer networks. Operations of MediaSentry have been integrated into our Embedded Security Division.
     On April 4, 2005, we completed the acquisition of DMDsecure B.V., which expanded our business into the electronic content protection market. The operations of DMDsecure have been integrated in our Embedded Security Division.
     On December 15, 2004, we completed the acquisition of Datakey, Inc. which expanded our customer base and product offerings to include token-based solutions that simplify enterprise-wide access and identity management. Operations of Datakey have been integrated into our Enterprise Security Division.
     On March 15, 2004, we completed the acquisition of Rainbow Technologies, Inc. Rainbow provided information security solutions for mission-critical data and applications used in business, organization and government computing environments. Operations of Rainbow have been integrated into our Embedded Security and Enterprise Security Divisions, as appropriate. This merger with Rainbow has had and will continue to have a significant impact on our operations going forward.
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

RESULTS OF OPERATIONS
Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005
Revenues and Gross Margins (dollars in thousands)

	Three Months Ended March 31,		Variance
	2006	2005	$	%
Revenues by type
License and royalties	$3,741	$3,979	$(238)	-6%
Products	51,897	49,785	2,112	4%
Service and maintenance	7,837	5,948	1,889	32%

Total	$63,475	$59,712	$3,763	6%

Revenues by segment
Embedded Security Division	$19,662	$15,094	$4,568	30%
Enterprise Security Division	43,813	44,618	(805)	-2%

Total	$63,475	$59,712	$3,763	6%

Revenue mix by type
License and royalties	6%	7%	-1%
Products	82%	83%	-2%
Service and maintenance	12%	10%	2%

Total	100%	100%	0%

Revenue mix by segment
Embedded Security Division	31%	25%	6%
Enterprise Security Division	69%	75%	-6%

Total	100%	100%	0%

Gross margins by type
License and royalties	100%	97%	3%
Products (1)	39%	45%	-6%
Service and maintenance	71%	82%	-11%

Total	47%	52%	-5%

Gross margins by segment
Embedded Security Division	66%	67%	-1%
Enterprise Security Division	38%	47%	-9%

Total	47%	52%	-5%

(1)	Includes amortization of acquired intangible assets of $3.4 million and $3.5 million for three months ended March 31, 2006 and 2005, respectively. Also, stock based compensation of $0.1 million and $0.1 million has been included for the three months ending March 31, 2006 and 2005, respectively.
     Revenues in total increased $3.8 million or 6% primarily due to a $1.9 million or 32% increase in service and maintenance revenues, and a $2.1 million or 4% increase in product revenues. The $1.9 million increase in service and maintenance revenues is the result of (1) the acquisition of MediaSentry in June 2005 increasing our service based offerings, (2) the acquisition of Eracom Technologies which increased the amount of service and maintenance contracts, and (3) an increase in service and maintenance contracts for new sales and renewals of existing service and maintenance contracts.

     Revenue for the Embedded Security Division experienced 30% or $4.6 million growth for the three month period ended March 31, 2006 compared to the same period of 2005. The increase primarily relates to increased sales resulting from new product innovations and a broader presence in the information security market due to the acquisition of DMDsecure and expansion of the business into the protection of online content through the acquisition of MediaSentry during the second quarter of 2005. The Enterprise Security Division experienced a 2% or $0.8 million decline primarily as the result of a weakness in our enterprise commercial business which is comprised of our Borderless Security and High Speed Encryption products. Revenue for these products was approximately $14.5 million for the three month period ended March 31, 2006, a 29% decrease from the same period in the prior year. Also contributing to the decrease was a large SONET deal that closed during the first quarter of 2005. Deals of this size do not typically close every quarter due to the length of the sales cycle. This decrease was partially offset by an increase of 27% or $6.2 million in our classified government business from the same period in the prior year.
     The revenue mix by revenue type has experienced a modest adjustment from the historical product-dominated mix. Although the Company remains a product-based business, product revenue as a percentage of total revenue decreased slightly from 83% to 82% from the same period in 2005. The decrease is primarily attributable to the acquisition of MediaSentry which is a protection of online content service-focused business, and an increase in service and maintenance contracts for new sales and renewals of existing service and maintenance contracts, as well as a large SONET product deal closing in the same quarter in the prior year. Our integrated information security solutions will continue to offer growth in all three revenue categories but we will remain a product based company. The revenue mix by segment should continue to be materially consistent with the most recent quarter, with the Embedded Security Division representing approximately 31% of total revenues and the Enterprise Security Division representing the remainder.
     Gross margins declined 5% overall for the three month period ended March 31, 2006 when compared to the same period of 2005. Gross margin for products declined 6% from 45% to 39%, due to a change of product mix in the Enterprise Security Division. Our classified government products contributed approximately 46% percent of the revenue in the quarter ended March 31, 2006 versus 39% for the same period in the prior year. The gross margins for these products are typically in the range of 22% to 27%. Gross margins for the non-classified government business continues to be in the 70% range overall. Service and maintenance gross margins decreased 11% from 82% to 71%, due to the acquisition of MediaSentry which generates slightly lower margins and an increase in the service component which provides slightly lower margins than our maintenance gross margins.
     The gross margins by segment are reflective of changes within each division as new information security solutions are delivered to the market. The Embedded Security Division experienced 1% decline in gross margins to 66% for the three month period ended March 31, 2006 from 67% for the same period in 2005. This decrease is attributable to a change in mix resulting from the acquisition of MediaSentry providing increased service revenue with gross margins lower than our historical service and maintenance gross margins. The Enterprise Security Division experienced a 9% decrease in gross margins primarily attributable to the increased contribution of the classified government products to revenue. The gross margins for these products are typically in the 22% to 27% range; they contributed approximately 67% of the Enterprise Security business in the quarter ended March 31, 2006 versus 54% for the same quarter for 2005.
Operating Expenses

	Three Months Ended March 31,		Variance
	2006	2005	$	%
Research and development	$8,621	$8,513	$108	1%
Sales and marketing	13,220	10,120	3,100	31%
General and administrative	9,653	5,694	3,959	70%
Cost of integration of acquired companies	1,228	3,330	(2,102)	-63%
Restructuring charges	32	—	32	100%
Amortization of acquired intangible assets	1,951	2,266	(315)	-14%

Total	$34,705	$29,923	$4,782	16%

     Research and development expenses experienced a modest increase as a result of increases in the number of ongoing technology projects within the Company as well as the increase in the number of research and development team employees. The Company has added personnel primarily through acquisitions with some increase relating to additional hires. As a percentage of revenue, research and development expenses have decreased from 14.2% to 13.6%. The Company continues to leverage its many research and development resources into multiple projects that have resulted in increased and continuously improving product offerings of both hardware and software.
     Sales and marketing expenses increased as a result of three factors. The first factor is increased headcount through both acquisition and additional hires to enhance the global sales force. The second factor is increased sales, which incrementally increases selling costs, including commissions. The third factor is increased compensation costs resulting from the adoption of SFAS 123R in the quarter ended March 31, 2006. As a percentage of revenue, sales and marketing increased from 17% for the three month period ended March 31, 2005 to 20.8% for the same period in 2006. The increase in the percentage of total sales was expected as the Company continues to increase its product offerings and global sales force for increased demand and new market opportunities.

     General and administrative costs increased 70% for the three month period ending March 31, 2006 from the same period in 2005. The increase is attributable to (1) the acquisitions of DMDsecure and MediaSentry in the second quarter of 2005 and the acquisition of Eracom Technologies in the fourth quarter of 2005 , (2) increased costs related to compliance with the provisions of Sarbanes-Oxley, (3) increased costs attributable to recording share-based compensation expense as a result of the adoption of SFAS 123R and (4) legal costs resulting from the proposed nCipher acquisition, that was subsequently abandoned. As a percentage of revenue, general and administrative costs have increased to 15.2% for the three month period ended March 31, 2006 from 9.5% for the same period in 2005.
     Costs of integration of acquired companies decreased by 63% for the three month period ended March 31, 2006 from the same period in 2005. The costs of integration for the three month period ended March 31, 2006 primarily related to the acquisition of Eracom Technologies in the fourth quarter of 2005 with the integration costs of DMD secure and MediaSentry being substantially complete by the end of 2005. The integration costs in the quarter ended March 31, 2005 primarily related to the acquisition of Rainbow, which was a much larger acquisition, and also included integration costs from the Datakey acquisition in the fourth quarter of 2004. These costs primarily relate to integrating acquired company personnel, systems, facilities, and certain other costs.
     Restructuring charges for the three months ended March 31, 2006 relate to an adjustment to the amount previously recorded for the exit of our leased facility in Ottawa, Canada that we assumed with the acquisition of Rainbow.
     Amortization of acquired intangible assets remained relatively consistent for the three month periods ended March 31, 2006 and 2005, respectively. The amortization is attributable to intangible assets obtained through acquisitions. The decrease is the result of certain assets becoming fully amortized as well as the impact of foreign currency fluctuations. This amortization will continue to be a significant expense to the Company throughout 2006 and future periods. See Note 9 of the consolidated financial statements as of and for the period ended March 31, 2006.
Interest and Other Income, Net

	Three Months Ended March 31,		Variance
	2006	2005	$	%
Dividends	$2,425	$3	$2,422	80733%
Interest income	1,078	842	236	28%
Interest expense	(1,951)	(2)	(1,949)	94750%
Other expense	(95)	(337)	242	-72%

	$1,457	$506	$951	188%

     Dividend and interest income increased by $2.4 and $0.2 million, respectively as a result of increased level of investments primarily attributable to the proceeds received from issuance of $250 million in 2.5% convertible subordinated notes in December of 2005 and a change in the investment strategy employed. The increase in interest income is also attributable to the increased level of investments. Interest expense increased by $2.0 million as a result of the interest related to the convertible subordinated notes with associated amortization of the capitalized financing costs also contributing to the increase. On a combined basis dividend and interest income exceeded interest expense by approximately $1.8 million.
Income Tax Expense

	Three Months Ended March 31,		Variance
	2006	2005	$	%
Income tax (benefit) expense	$(1,219)	$660	$(1,879)	-285%

     The tax provision for the three months ended March 31, 2006 was based on the estimated effective tax rates applicable for the full year, based on the best available information. The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The Company currently estimates that the effective income tax rate for the year ending December 31, 2006 will be approximately 41%. The rate differs from the U.S. statutory rate of 35% due primarily to the impact of non-deductible stock based compensation, as well as the impact of income earned in foreign jurisdictions that will be taxed at different rates.

     The effective tax rate for the three month periods ended March 31, 2006 and 2005 are 34% and 36%, respectively. The effective rate decreased slightly in 2006 as a result of lower non-deductible acquisition related expenses, relative to pre-tax earnings, in addition to an increase in taxable earnings generated in foreign jurisdictions with lower associated tax rates.
Liquidity and Capital Resources
     As of March 31, 2006, SafeNet had working capital of $383.3 million including unrestricted cash and short-term investments of $354.2 million. Working capital increased by approximately $2.6 million or 0.7% from December 31, 2005. The increase is primarily due to cash generated from operating activities exceeding the cash used for investing and financing activities. During the quarter ending June 30, 2006 SafeNet will be required to make its first $3.1 million interest payment related to the 2.5% convertible subordinated notes it issued in December 2005. SafeNet believes that its current cash resources and future cash flows from operations will be sufficient to meet its anticipated short-term and long-term needs.
     Cash provided by investing activities decreased $11.1 million for the three month period ended March 31, 2006 as compared to the same period in 2005. The decrease is primarily the result of investment purchases, net of sales increased by $9.1 million over the three month period of the prior year.
     Cash provided by financing activities increased by approximately $0.6 million as a result of increased proceeds from stock options exercised and stock issued under the Employee Stock Purchase Plan.
     We have expended, and will continue to expend, significant amounts of cash for acquisition and integration costs related to prior and future acquisitions. During the three month period ended March 31, 2006, we spent $1.2 million for integration costs related to the Rainbow, Datakey, DMDsecure, and MediaSentry acquisitions. We expect to continue to incur certain costs associated with these acquisitions. These costs primarily relate to professional fees such as legal, due diligence, professional integration advisory services, financial advisory fees and certain other non-recurring costs of integrating acquired companies. Additionally, we would expect that there may be additional cash obligations, including obligations resulting from future acquisitions that we may pursue.
     The Company’s Board of Directors has approved a share repurchase program that authorizes the repurchase of up to $50 million of the Company’s common stock. The program will be implemented using cash on hand through purchases made from time to time in either the open market or privately negotiated transactions at the Company’s discretion, subject to market conditions and compliance with the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.
     The following table sets forth, as of March 31, 2006, our commitments and contractual obligations for the periods indicated (amounts in thousands):

		Less than	1 - 3	3 - 5	More than
	Total	One Year	Years	Years	5 Years
Convertible subordinated notes (1)	$250,000	$—	$—	$250,000	$—
Interest on convertible subordinated notes (2)	30,990	6,250	12,500	12,240	—
Operating leases (3)	34,620	8,032	13,635	8,392	4,561
Capital leases	663	371	284	8	—
Subleases	(6,331)	(1,386)	(2,894)	(2,051)	—

Total	$309,942	$13,267	$23,525	$268,589	$4,561

SafeNet generally does not make unconditional, non-cancelable purchase commitments.
SafeNet enters into purchase orders in the normal course of business which are less than one year term.

(1)	The convertible subordinate notes are convertible prior to their stated maturity upon the occurrence of certain events beyond our control. Upon conversion, the principal is payable in cash.
(2)	The interest obligation on our long-term debt assumes that our convertible notes will bear interest at their stated rates until maturity.
(3)	The operating leases are for the multiple facilities that we lease for our operations, sales and headquarters.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of financial instruments. SafeNet is exposed to financial market risks, primarily related to changes in foreign currency exchange rates. SafeNet currently does not have any derivative financial instruments to protect against adverse currency movements. SafeNet manages its exposure to market risks related to operations through regular operating and financing activities. All of the potential impacts noted below are based on a sensitivity analysis performed as of March 31, 2006. Actual results may differ materially.
Foreign Currency Risk
     We are exposed to the fluctuations in foreign currency exchange rates. Such fluctuations impact the recorded values of our investments in foreign subsidiaries in our consolidated balance sheet, and our foreign currency translation adjustment, a component of other comprehensive income. For the three months ended March 31, 2006, a 10% change in average exchange rates would have changed our reported currency translation adjustment of $0.7 million by approximately $0.2 million. For the three months ended March 31, 2006, a 10% change in the average exchange rates would not have a significant impact on the Company’s foreign currency transaction earnings.
Interest Rate Risk
     We are exposed to investment risk to the extent we purchase short-term interest bearing investment securities, which are considered cash equivalents and short-term investments. For the thee months ended March 31, 2006, we had interest income (including dividends) of approximately $3.5 million. A 10% change in the average interest rate for the three months ended March 31, 2006 would have changed the Company’s interest income by approximately $0.4 million.
     At March 31, 2006 and December 31, 2005, SafeNet had $250 million of convertible subordinated note obligations carrying a 2.5% interest rate, payable semi-annually. SafeNet does not hold any derivative instruments and does not have any commodity market risk.
ITEM 4 — CONTROLS AND PROCEDURES
     The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2006. As a result of the material weakness in internal control over financial reporting discussed below, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006.
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. During its review of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, the Company’s management identified a material weakness in internal control, which was described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness identified by management pertains to insufficient staffing and technical expertise in the Company’s accounting and financial reporting functions. The inadequate level of staffing and technical expertise results in certain accounting processes and controls around the financial statement close and financial reporting processes, the processes for accounting for non-routine transactions and judgmental reserves, as well as certain controls over transaction processing, not being performed correctly or on a timely basis. As a result of this weakness, material adjustments were identified related to accounting for revenue and costs on a long-term production contract, restructuring accruals for the exit of a leased facility, as well as various adjustments in other areas that were not as material, either individually or in the aggregate. These adjustments resulted in the restatement of the Company’s previously issued financial statements for the three and six month periods ended June 30, 2005, as well as the for the three and nine month periods ended September 30, 2005. Accordingly, management has determined that this deficiency in controls reflects a material weakness. Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
     To address the material weakness described above, during 2006 the Company added two new accountants in its corporate headquarters with relevant accounting experience, and created and filled the position of Director of Revenue Recognition. In addition, the Company is seeking to fill positions in a newly created Corporate Controller group who will have the responsibility for reviewing the consolidation of the worldwide operations and to provide a review function for financial information reported from the regional operation centers. During 2006 the Company intends to hire a total of approximately four accountants, with relevant accounting experience, including a seasoned leader to manage this group.

     With the exception of the item described above, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting as of March 31, 2006.
PART II
ITEM 1 — LEGAL PROCEEDINGS
On May 7, 2006, the Company and its subsidiary, Mykotronx, Inc. (“Mykotronx”), filed suit against L-3 Communications Corporation (“L-3”) for declaratory judgment in the Circuit Court for Harford County, Maryland. L-3 has alleged in written and oral communications with the Company that one or more products marketed and sold by the Company or by Mykotronx, including Mykotronx’s KIV-7M, violate exclusive licensing and noncompetition provisions of an agreement (the “Agreement”) signed by L-3 and Cylink Corporation (“Cylink”). Cylink was acquired by SafeNet in 2003, and subsequently merged into SafeNet. SafeNet’s suit seeks, among other things, a decision by the court that confirms that no exclusive licensing obligations have been violated, that as a matter of contract, obligations undertaken by Cylink do not bind the activities of SafeNet or Mykotronx unrelated to the technology that is the subject of the Agreement, and further that, to the extent any noncompetition provision in the Agreement is interpreted to prohibit competition in any product market generally, such provision is unenforceable under applicable law.
ITEM 1A — RISK FACTORS
     There were no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5 — OTHER INFORMATION
     None.
ITEM 6 — EXHIBITS
     Exhibits required by Item 601 of Regulation S-K:
3.1	Restated Certificate of Incorporation of SafeNet, Inc., as filed with the Secretary of State of Delaware on May 23, 2001 I/B/R (1)

3.2	By laws of SafeNet, Inc., as amended and restated (2)

10.1	Employment Agreement between SafeNet, Inc. and Shelley A. Harrison I/B/R (3)

31.1	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

31.2	Certification Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

(2)	Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 11, 2006 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SAFENET INC.

May 10, 2006	/s/ Anthony A. Caputo
ANTHONY A. CAPUTO
Chairman and Chief Executive Officer

May 10, 2006	/s/ Carole D. Argo

CAROLE D. ARGO
President, Chief Operating Officer and interim
Chief Financial Officer